Form 10-Q
period 2000-06-30
TAKE TO AUCTION COM INC
filed 2000-08-11
CIK 1093837

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  Quarterly Report pursuant to Section 13 or 15(d) of the
        [X]       Securities Exchange Act of 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

                  Transition Report Pursuant to Section 13 or 15(d) of
        [ ]       the Securities Exchange Act of 1934

                          COMMISSION FILE NO. 000-15034

                            TAKE TO AUCTION.COM, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        FLORIDA                                            65-0924433
(State of Incorporation)                               (I.R.S. Employer
                                                     Identification Number)

       5555 ANGLERS AVENUE, SUITE 16
          FORT LAUDERDALE, FL                                 33312
(Address of principal executive offices)                    (Zip Code)

                                  954-987-0654
              (Registrant's telephone number, including area code)

                                       N/A

              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |_| NO |X|

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         As of August 11, 2000, 7,438,889 shares of common stock, $.001 par value were outstanding.

--------------------------------------------------------------------------------

                            TAKE TO AUCTION.COM, INC.

                                TABLE OF CONTENTS

                                                                        Page
                                                                        ----
PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements..........................................   2
Item 2.  Management's Discussion and Analysis..........................   7
Item 3.  Quantitative and Qualitative Disclosures about Market Risk....  10

PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings.............................................  10
Item 2.  Changes in Securities and Use of Proceeds.....................  10
Item 5.  Other Information.............................................  11
Item 6.  Exhibits and Reports on Form 8-K..............................  11

PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------
ITEM 1. FINANCIAL STATEMENTS

                            TAKE TO AUCTION.COM, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                                                     June 30,              December 31,
                                                                       2000                    1999
                                                                    ------------           ------------
                                                                     (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                                      $  6,087,509           $    856,949
     Accounts receivable                                                  40,798                  5,964
     Stock subscription receivable                                            --                635,466
     Inventory, net                                                    1,363,152                200,429
     Prepaid expenses and other current assets                           422,986                 18,625
                                                                    ------------           ------------
           Total current assets                                        7,914,445              1,717,433
                                                                    ------------           ------------

Prepaid offering costs                                                        --                667,842
Property and equipment, net                                            1,038,332                186,041
Other                                                                      9,464                  8,423
                                                                    ------------           ------------
           Total assets                                             $  8,962,241           $  2,579,739
                                                                    ============           ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                               $    578,652           $    289,719
     Accrued expenses                                                    294,170                 54,362
     Accrued professional fees                                            25,000                 55,000
     Deferred revenue                                                    160,939                 30,320
                                                                    ------------           ------------
           Total current liabilities                                   1,058,761                429,401

Note payable to affiliate, net of unamortized fair value
     of stock purchase warrants                                               --              1,000,000
                                                                    ------------           ------------
           Total liabilities                                           1,058,761              1,429,401
                                                                    ------------           ------------

Commitments and Contingencies                                                 --                     --

Shareholders' equity:
     Preferred shares, $0.001 par value, 10 million shares
        authorized, no shares issued and outstanding                          --                     --
     Common shares, $0.001 par value, 50 million shares
        authorized, 6,000,000 and 7,438,889 shares
        issued and outstanding, respectively                               7,439                  6,000
     Additional paid-in capital                                       10,838,028              1,694,000
     Accumulated deficit                                              (2,941,987)              (549,662)
                                                                    ------------           ------------
           Total shareholders' equity                                  7,903,480              1,150,338
                                                                    ------------           ------------
           Total liabilities and shareholders' equity               $  8,962,241           $  2,579,739
                                                                    ============           ============



              The accompanying notes are an integral part of these
                         condensed financial statements.

                            TAKE TO AUCTION.COM, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  For the Three-Months             For the Six-Months
                                                     Ended June 30,                   Ended June 30,
                                            ----------------------------      ----------------------------
                                               2000                1999          2000              1999
                                            -----------          -------      -----------         --------
Net revenues                                $   960,633          $    --      $ 1,382,366         $     --
Cost of net revenues                          1,086,029               --        1,739,707               --
                                            -----------          -------      -----------         --------

      Gross margin                             (125,396)              --         (357,341)              --
                                            -----------          -------      -----------         --------
Operating expenses:
   General and administrative expenses          741,725              922        1,278,391              922
   Auction fees                                  34,689               --           54,599               --
   Sales and marketing                          144,247               --          216,607               --
   Fulfillment                                   86,155               --          153,345               --
   Web site development expenses                 79,512               --          101,122               --
                                            -----------          -------      -----------         --------

      Total operating expenses                1,086,328              922        1,804,064              922
                                            -----------          -------      -----------         --------

Net loss from operations                     (1,211,724)            (922)      (2,161,405)            (922)

Interest expense, net                          (124,284)              --         (230,920)              --
                                            -----------          -------      -----------         --------

Net loss                                    $(1,336,008)         $  (922)     $(2,392,325)        $   (922)
                                            ===========          =======      ===========         ========

Basic and diluted loss per common share     $     (0.21)         $ (0.01)     $     (0.39)        $  (0.01)
                                            ===========          =======      ===========         ========

Weighted average number of common
   shares outstanding                         6,280,037           77,551        6,140,018           77,551
                                            ===========          =======      ===========         ========



              The accompanying notes are an integral part of these
                         condensed financial statements.

                            TAKE TO AUCTION.COM, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   For the Six-Months
                                                                     Ended June 30,
                                                           ---------------------------------
                                                               2000                1999
                                                           ------------         ------------
Cash flows from operating activities:
     Net loss                                              $ (2,392,325)        $       (922)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation and amortization                             92,358                   --
       Amortization of stock purchase warrants                  207,799                   --
       Inventory writedown                                      112,461                   --
     Change in operating assets and liabilities:
       Accounts receivable                                      (34,834)                  --
       Inventory                                             (1,275,184)                  --
       Prepaid expenses and other current assets               (404,361)                  --
       Other assets                                              (1,041)                  --
       Accounts payable                                         288,933                   --
       Accrued expenses                                         239,808                  922
       Accrued professional fees                                (30,000)                  --
       Deferred revenue                                         130,619                   --
                                                           ------------         ------------
          Net cash used in operating activities              (3,065,767)                  --
                                                           ------------         ------------

Cash flows from investing activities:
     Purchase of property and equipment                        (944,649)                  --
                                                           ------------         ------------
          Net cash used in investing activities                (944,649)                  --
                                                           ------------         ------------

Cash flows from financing activities:
     Proceeds from issuance of common stock                  10,045,596                   --
     Borrowings from affiliate                                1,000,000
     Payments on borrowings to affiliate                     (1,000,000)
     Payments for offering costs                               (804,620)                  --
                                                           ------------         ------------
          Net cash provided by financing activities           9,240,976                   --
                                                           ------------         ------------

Net increase in cash and cash equivalents                     5,230,560                   --

Cash and cash equivalents at beginning of period                856,949                   --
                                                           ------------         ------------
Cash and cash equivalents at end of period                 $  6,087,509         $         --
                                                           ============         ============


Supplemental disclosure of non-cash financing activities:

o During June 2000, E Com Ventures, Inc. (formerly Perfumania, Inc.), a company related through common chairman of the board, converted a $1 million promissory note into 138,889 shares of the Company's common stock.

o During the six-months ended June 30, 2000, the Company recorded $562,000 to additional paid-in capital in connection with the issuance of stock purchase warrants.


              The accompanying notes are an integral part of these
                        condensed financial statements.

TAKE TO AUCTION.COM, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements of Take to Auction.com, Inc. (the "Company") for the periods indicated herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the Company's 1999 financial statements and notes thereto.

     The Company was incorporated on June 2, 1999, and was a development stage enterprise through March 31, 2000. During the second quarter of fiscal 2000, the Company's planned principal operations have commenced and, the Company, therefore, is no longer considered to be in the development stage. The results for the three and six month periods ended June 30, 1999 are from June 2, 1999 (date of inception) through June 30, 1999.

2.   INITIAL PUBLIC OFFERING

     Effective June 12, 2000 (the actual closing date was June 16, 2000), the Company completed an equity offering of 1.3 million shares of common stock at an offering price of $8.00 per share. Net proceeds to the Company, after deducting approximately $2.5 million in costs, fees, underwriter discounts and other expenses associated with the offering, were approximately $7.9 million and are being used primarily for inventory expansion, other capital expenditures necessary to support the Company's growth, working capital and other general corporate purposes.

3.   PROPERTY AND EQUIPMENT

     Property and equipment include the following:


                                               Estimated
                                              Useful Lives
                                               (In Years)     June 30, 2000       December 31, 1999
                                               ----------     -------------       -----------------
                                                               (unaudited)

Computer equipment                                3           $   340,476           $    42,609
Computer software                                 3               500,396               130,257
Furniture and fixtures                            5               116,844                 9,292
Telecommunication equipment                       5                39,485                 8,769
Leasehold improvements                            5               138,375                    --
                                                              -----------           -----------
                                                                1,135,576               190,927
Less: accumulated depreciation                                    (97,244)               (4,886)
                                                              -----------           -----------

Property and equipment, net                                   $ 1,038,332           $   186,041
                                                              ===========           ===========


     The Company capitalizes certain costs in connection with internal use software, which will be amortized when the software is available for use or when project modules are implemented. As of June 30, 2000 and December 31, 1999, approximately $23,000 and $130,000, respectively, related to internally used software-in-process not yet implemented is included within "Computer software" in the above table.

TAKE TO AUCTION.COM, INC.

--------------------------------------------------------------------------------

4.   RELATED PARTY TRANSACTION:

     The Company received an advance of $1 million on December 21, 1999 from E Com Ventures, Inc. (formerly Perfumania, Inc.) and an additional advance of $1 million on March 9, 2000. The chairman of the board of E Com Ventures, Inc. is also the chairman of the board of the Company. These advances were structured into two separate two-year convertible note agreements during May 2000, bearing interest at six percent (6%) per annum. In connection with these advances, the Company granted a total of 200,000 warrants to purchase the Company's common shares to E Com Ventures, Inc. at $7.20 per share. These warrants expire on June 13, 2001. During June 2000, one of the $1 million notes was paid back to E Com Ventures, Inc. in full and the other $1 million note was converted into 138,889 shares of the Company's common stock.

5.   COMMITMENTS:

     Effective September 23, 1999, the Company entered into a 60 month service agreement ("the USi Agreement") with USinternetworking, Inc. ("USi"), a software and network provider, to develop and host the Company's Web site. The Company paid an initial fee of $40,000 and the USi Agreement was for 60 equal monthly service fee payments of $41,000 commencing on December 15, 1999 through December 14, 2004 (the "Initial Period"). During December 1999, the Company notified USi that it was terminating the USi Agreement (as per the terms of the USi Agreement) for material breach of its obligations thereunder. A breach of contract lawsuit has been threatened by USi. The Company and USi are currently discussing a resolution of the matter. The Company believes that it has meritorious defenses, as well as counterclaims, to any claim which may be brought by USi, and if any such claim is brought, the Company will defend it vigorously. However, if USi successfully pursues its claim against the Company, it may have a material adverse effect on the Company's results of operations and the operation of its business.

TAKE TO AUCTION.COM, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
--------------------------------------------------------------------------------

    This report contains "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among others, statements concerning the Company's outlook for the second half of the year 2000 and beyond, the Company's expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Although we believe that the expectations reflected in forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements.

OVERVIEW

    We provide our members with a total solution for taking items to online auction sites. Our revenues come from membership credits purchased by our members, additional credits purchased by existing members and from sales of product. In the future, we also anticipate receiving fees from third parties for online advertising and revenues from selling products directly to our members. We believe that word of mouth and repeat business from existing members are the most effective means of implementing our growth strategy. Members purchase membership credits to enable them to select items to take to an online auction site. Each annual membership costs a minimum of $100.00 and allows a member to take any number of items which have an aggregate value of $100.00 or less from our Web site to an online auction site for one week at a time. Each membership lasts for one year.

    In order for a member to recoup his or her entire membership fee, he or she must earn $100.00 from auctions over the course of the membership term. By accumulating additional credits, the member will be eligible to list multiple items and/or items that have greater value. The total number of credits and, consequently, our revenues depend upon our members' interest in listing multiple items at one time or seeking more valuable merchandise. That is because the more credits a member purchases, the more (both in number and value) items he or she can send to auction. The more credits a member purchases, the more revenues are generated by Take to Auction.

    If members want to select items which have an aggregate value greater than $100.00, additional credits may be purchased. Each credit beyond the initial membership fee costs $1.00. The cost of additional credits will be prorated based on when they are purchased within the members' membership term and may be purchased in $25.00 credit increments. Members may choose to cash-out and receive a check from us for their accumulated profits from successful auctions at the end of every month by clicking on an on-screen prompt.

    Our rate of expense growth will follow revenue growth and will be primarily driven by increases in membership and by the volume of successful online transactions completed by existing members. That is because the more members we have, the more expenses we incur, such as listing fees, customer service, merchandise and warehouse expenses. In the short term, we expect our expenses to increase significantly in an effort to attain a high level of revenue growth.

TAKE TO AUCTION.COM, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

     NET REVENUES. Net revenues include the membership fees charged to our members, prorated over the annual membership term, and the sale of products to our members upon a successfully completed auction. Net revenues amounted to approximately $1.0 million and $1.4 million for the three and six-month periods ended June 30, 2000, respectively. We had approximately 9,000 and 14,400 completed transactions during the three and six-month periods ended June 30, 2000, respectively, at an average net sale price of approximately $100 and $89, respectively. We had no revenues during the three and six-month periods ended June 30, 1999.

     COST OF NET REVENUES. Cost of net revenues consist primarily of the cost of the merchandise sold and inbound shipping costs related to those items. Cost of net revenues amounted to approximately $1.1 million and $1.7 million during the three and six-month periods ended June 30, 2000, respectively. Cost of net revenues as a percentage of revenues were approximately 113% and 126% during the three and six months ended June 30, 2000, respectively. We believe that offering our members attractive pricing is a key component to our success. The majority of our negative margins are attributable to offering our current members discounted pricing to promote our brand. We believe that our gross margins will continue to improve as we improve our supply chain management, including buying directly from the manufacturers and taking advantage of volume purchase discounts. We expect to realize positive margins from the sale of products in the future, however, we cannot assure you that this will be the case. We had no cost of net revenues during the three and six-month periods ended June 30, 1999.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses amounted to approximately $742,000 and $1.3 million for the three and six-month periods ended June 30, 2000, respectively. General and administrative expenses will continue to increase as we expand our staff and incur additional costs to support the growth of the business. General and administrative expenses amounted to approximately $1,000 during the three and six-month periods ended June 30, 1999, consisting primarily of corporate registration fees.

    AUCTION FEES. Auction fees consist of fees incurred for posting and selling items at online auction sites. Auction fees amounted to approximately $35,000 and $55,000 for the three and six-month periods ended June 30, 2000, respectively. Auction fees will continue to increase as the number of items listed and sold at online auction sites increase through our increased membership base. We incurred no auction fees during the three and six-month periods ended June 30, 1999.

    SALES AND MARKETING. Sales and marketing expenses consist of fees incurred for advertising and promotion of our brand during our development stage. Sales and marketing amounted to approximately $144,000 and $217,000 for the three and six-month periods ended June 30, 2000, respectively. We intend to use "word-of-mouth" referrals and targeted marketing to buyers of our merchandise posted on online auction sites to expand our membership community, and therefore, expect to incur limited marketing costs in the future to increase our membership base. We incurred no sales and marketing expenses during the three and six-month periods ended June 30, 1999.

    FULFILLMENT FEES. Fulfillment fees consist of fees incurred to implement our outsource agreement with our third party warehousing facility and to warehouse, fulfill and ship products to the highest bidders for completed auctions. Fulfillment fees amounted to approximately $86,000 and $153,000 for the three and six-month periods ended June 30, 2000, respectively. Fulfillment fees will continue to increase as our sales increase. We incurred no fulfillment fees during the three and six-month periods ended June 30, 1999.

TAKE TO AUCTION.COM, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------


    WEB SITE DEVELOPMENT EXPENSES. Web site development expenses consist principally of expenses incurred to develop and maintain our network operations and systems and telecommunications infrastructure. Web site development expenses amounted to approximately $80,000 and $101,000 for the three and six-month periods ended June 30, 2000, respectively. Web site development expenses are expected to increase as we increase our network infrastructure to facilitate and maintain our operations. We incurred no web site development expenses during the three and six-month periods ended June 30, 1999.

    INCOME TAXES. We expect to have operating losses for the foreseeable future and do not expect to have any federal or state income tax liability until we are profitable and have utilized our operating loss carry forwards.

    NET LOSS. As a result of the factors discussed above, the net loss totaled approximately $1.3 million and $2.4 million for the three and six-month periods ended June 30, 2000, respectively, and approximately $1,000 for the three and six-month periods ended June 30, 1999. We expect to incur net losses for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

    Our principal capital requirements are acquiring merchandise and maintaining and improving our Web site. We have had negative cash flows since inception. Our working capital to date has been provided primarily by the proceeds from our initial capitalization of $1 million, other private placements, the issuance of two $1 million convertible promissory notes (each, a "Note" and together, the "Notes") from E Com Ventures, Inc. (formerly Perfumania, Inc.), a company related through common chairman of the board and our initial public offering.

    We used cash of approximately $3.1 million in operating activities for the six-month period ended June 30, 2000. This was primarily the result of a loss of approximately $2.4 million for the six-month period ended June 30, 2000. The additional changes in other operating assets and liabilities were principally related to increases in inventory and prepaid and other current assets offset by increases in accounts payable and accrued expenses.

    We used cash in investing activities of approximately $945,000 for the six-month period ended June 30, 2000, primarily related to the purchase of computer hardware and software and expenditures for leasehold improvements at our new corporate facility.

    Cash provided by financing activities for the six-month period ended June 30, 2000 was approximately $9.2 million. This was the result of net proceeds received on our initial public offering of approximately $9.4 million, proceeds received on our stock subscriptions receivable (relating to our initial capitalization) in the amount of approximately $0.6 million, proceeds received on one of the Notes in the amount of $1 million from E Com Ventures, Inc., offset by the repayment of the other Note in the amount of $1 million and payments made for offering costs of approximately $0.8 million.

    Of the two Notes, one was converted into 138,889 shares of our common stock on June 16, 2000, and the other was repaid in full on June 20, 2000. As of June 30, 2000, there was no debt facility available to us.

TAKE TO AUCTION.COM, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

    We believe that the net proceeds generated from our initial public offering will be sufficient to finance our current and anticipated operations through June 2001. We believe that our business strategy will provide us with sufficient operating cash flow by that point in time, however, there can be no assurance that such business strategy will be successfully implemented, completed in a timely manner or that our future cash flows will be sufficient to meet all of our obligations and commitments. The failure to generate such sufficient cash flow could significantly adversely affect the market value of our common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our market risk exposure with respect to financial instruments is to changes in the "prime rate" in the United States. We have a loan receivable from a shareholder in the amount of $66,486 bearing interest at prime plus two percent.

PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1. LEGAL PROCEEDINGS

     See Note 5 to the Condensed Financial Statements included in Part I, Item 1 of this quarterly report for certain other information relevant to ongoing legal matters.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    On June 12, 2000, the Company's first registration statement under the Securities Act of 1933 was declared effective by the Securities and Exchange Commission (File No. 333-91177). Pursuant to this offering, on June 16, 2000, the Company sold 1.3 million shares of common stock, at a price of $8.00 per share. The managing underwriter was Noble International Investments, Inc.

    The net proceeds to us, after deducting $1.5 million in costs, fees, and other expenses associated with the offering and $1.0 million in underwriting discounts, were approximately $7.9 million. $1 million was used to pay one of the Notes to E Com Ventures, Inc., $1.9 million was used for general corporate purposes and the balance was invested in temporary investments in AAA rated short-term securities. The foregoing amounts are reasonable estimates. Other than the $1 million payment made to E Com Ventures, Inc., none of the payments of expenses were made to directors, officers or 10% shareholders or to any associates or affiliates of the foregoing.

    On June 16, 2000, E Com Ventures, Inc. converted one of the Notes into 138,889 shares of the Company's common stock.

    The Company did not issue or sell any unregistered securities during the quarter ended June 30, 2000, except as follows: (i) The Company granted options to purchase 620,418 shares of common stock to 43 employees pursuant to the Company's 1999 Stock Option Plan (the "Stock Option Plan"). Of these options,

566,668 were granted at an exercise price of $7.00 per share, and 53,750 were granted at an exercise price of $8.00 per share. These options have a term of seven years and vest over a three-year period at the rate of 33.33% per year;
(ii) the Company granted warrants to purchase 20,000 shares of common stock at an exercise price of $8.00 per share. These warrants have a term of seven years and vested immediately; and (iii) the Company granted warrants to purchase 200,000 shares of common stock at an exercise price of $7.20 per share to E Com Ventures, Inc. and vested immediately. These warrants expire on June 13, 2001.

ITEM 5. OTHER INFORMATION

    On July 31, 2000, we entered into an agreement with Houlihan Lokey Howard & Zukin "Houlihan Lokey" as a financial advisor as we seek strategic alliance opportunities. Houlihan Lokey will assist us in identifying and evaluating potential acquisitions, joint ventures, alliances and other prospective transactions in an effort to assist us with our future growth plans. In connection with this agreement, we paid a non-refundable fee of $50,000 on July 31, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

         Exhibit 10.1 - Agreement between the Company and Houlihan Lokey dated
                        July 31, 2000.
         Exhibit 27.1 - Financial Data Schedule.
         Exhibit 99.1 - Press Release dated August 1, 2000.

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer.


                               Take to Auction.com



                                By: /s/ Albert Friedman
                                    --------------------------------------------
                                    Albert Friedman
                                    President and Chief Executive Officer



                                By: /s/ Mitchell Morgan
                                    --------------------------------------------
                                    Mitchell Morgan
                                    Chief Financial Officer

Date:     August 11, 2000