Form 10-Q
period 2000-09-30
TAKE TO AUCTION COM INC
filed 2000-11-14
CIK 1093837

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                         OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                          COMMISSION FILE NO. 000-15034

                            TAKE TO AUCTION.COM, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      FLORIDA                  65-0924433
             -------------------------    -------------------------
             (State of Incorporation)         (I.R.S. Employer
                                           Identification Number)

           5555 ANGLERS AVENUE, SUITE 16
                 FORT LAUDERDALE, FL                       33312
       ----------------------------------------          ----------
       (Address of principal executive offices)          (Zip Code)

                                  954-987-0654
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         As of November 13, 2000, 7,438,889 shares of Common Stock, $.001 par value were outstanding.



================================================================================

                            TAKE TO AUCTION.COM, INC.

                                TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----

PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements............................................. 2
Item 2.  Management's Discussion and Analysis............................. 7
Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......10

PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings................................................11
Item 2.  Changes in Securities and Use of Proceeds........................11
Item 5.  Other Information................................................11
Item 6.  Exhibits and Reports on Form 8-K.................................11

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           TAKE TO AUCTION.COM, INC.

                            CONDENSED BALANCE SHEETS

                                                               SEPTEMBER 30,        DECEMBER 31,
                                                                  2000                1999
                                                                ------------       ------------
                                                                (UNAUDITED)
                                  ASSETS

Current assets:
     Cash and cash equivalents                                  $  3,247,771       $    856,949
     Accounts receivable                                               5,644              5,964
     Stock subscription receivable                                        --            635,466
     Inventory, net                                                2,010,407            200,429
     Prepaid expenses and other current assets                     1,423,635             18,625
                                                                ------------       ------------
           Total current assets                                    6,687,457          1,717,433
                                                                ------------       ------------
Prepaid offering costs                                                    --            667,842
Property and equipment, net                                        1,118,778            186,041
Other                                                                  8,731              8,423
                                                                ------------       ------------
           Total assets                                         $  7,814,966       $  2,579,739
                                                                ============       ============

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                           $    521,672       $    289,719
     Accrued expenses                                                365,749             54,362
     Accrued professional fees                                       109,716             55,000
     Deferred revenue                                                375,746             30,320
                                                                ------------       ------------
           Total current liabilities                               1,372,883            429,401

Note payable to affiliate, net of unamortized fair value
     of stock purchase warrants                                           --          1,000,000
                                                                ------------       ------------
           Total liabilities                                       1,372,883          1,429,401
                                                                ------------       ------------

Commitments and Contingencies                                             --                 --

Shareholders' equity:
     Preferred shares, $0.001 par value, 10 million shares
        authorized, no shares issued and outstanding                      --                 --
     Common shares, $0.001 par value, 50 million shares
        authorized, 7,438,889 and 6,000,000 shares
        issued and outstanding, respectively                           7,439              6,000
     Additional paid-in capital                                   10,837,148          1,694,000
     Accumulated deficit                                          (4,402,504)          (549,662)
                                                                ------------       ------------
           Total shareholders' equity                              6,442,083          1,150,338
                                                                ------------       ------------
           Total liabilities and shareholders' equity           $  7,814,966       $  2,579,739
                                                                ============       ============




              The accompanying notes are an integral part of these
                        condensed financial statements.

                            TAKE TO AUCTION.COM, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                 FOR THE THREE-MONTHS                 FOR THE NINE-MONTHS
                                                  ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                             -----------------------------       -----------------------------
                                                  2000              1999              2000              1999
                                             -----------       -----------       -----------       -----------
Net revenues                                 $ 1,513,975       $     9,528       $ 2,896,341       $     9,528
Cost of net revenues                           1,725,484             9,963         3,465,191             9,963
                                             -----------       -----------       -----------       -----------
      Gross margin                              (211,509)             (435)         (568,850)             (435)
                                             -----------       -----------       -----------       -----------

Operating expenses:

   General and administrative expenses         1,056,941           132,530         2,335,332           133,452
   Auction fees                                  164,086               654           218,685               654
   Sales and marketing                               500                --           217,107                --
   Fulfillment                                    63,788               310           217,133               310
   Web site development expenses                  31,912            33,441           133,034            33,441
                                             -----------       -----------       -----------       -----------
      Total operating expenses                 1,317,227           166,935         3,121,291           167,857
                                             -----------       -----------       -----------       -----------

Net loss from operations                      (1,528,736)         (167,370)       (3,690,141)         (168,292)

Interest income (expense), net                    68,219                --          (162,701)               --
                                             -----------       -----------       -----------       -----------
Net loss                                     $(1,460,517)      $  (167,370)      $(3,852,842)      $  (168,292)
                                             ===========       ===========       ===========       ===========
Basic and diluted loss per common share      $     (0.20)      $     (0.03)      $     (0.59)      $     (0.03)
                                             ===========       ===========       ===========       ===========
Weighted average number of common
   shares outstanding                          7,438,889         5,428,572         6,576,135         5,428,572
                                             ===========       ===========       ===========       ===========


              The accompanying notes are an integral part of these
                        condensed financial statements.

                            TAKE TO AUCTION.COM, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                FOR THE NINE-MONTHS
                                                                ENDED SEPTEMBER 30,
                                                         -------------------------------
                                                              2000               1999
                                                         ------------       ------------
Cash flows from operating activities:
     Net loss                                            $ (3,852,842)      $   (168,292)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation and amortization                          181,103                813
       Amortization of stock purchase warrants                207,799                 --
       Inventory writedown                                    187,461                 --
     Change in operating assets and liabilities:
       Accounts receivable                                        320             (3,053)
       Inventory                                           (1,997,439)           (44,333)
       Prepaid expenses and other current assets           (1,405,010)           (36,785)
       Other assets                                              (308)            (1,129)
       Accounts payable                                       231,953            217,713
       Accrued expenses                                       311,387             13,595
       Accrued professional fees                               54,716                 --
       Deferred revenue                                       345,426             11,683
                                                         ------------       ------------
          Net cash used in operating activities            (5,735,434)            (9,788)
                                                         ------------       ------------

Cash flows from investing activities:
     Purchase of property and equipment                    (1,113,840)          (105,635)
                                                         ------------       ------------
          Net cash used in investing activities            (1,113,840)          (105,635)
                                                         ------------       ------------

Cash flows from financing activities:
     Proceeds from issuance of common stock                10,045,596            566,162
     Borrowings from affiliate                              1,000,000                 --
     Payments on borrowings to affiliate                   (1,000,000)                --
     Payments for offering costs                             (805,500)          (161,942)
                                                         ------------       ------------
          Net cash provided by financing activities         9,240,096            404,220
                                                         ------------       ------------

Net increase in cash and cash equivalents                   2,390,822            288,797

Cash and cash equivalents at beginning of period              856,949                 --
                                                         ------------       ------------
Cash and cash equivalents at end of period               $  3,247,771       $    288,797
                                                         ============       ============



 Supplemental disclosure of non-cash financing activities:

      o During June 2000, E Com Ventures, Inc. (formerly Perfumania, Inc.), a company related through common chairman of the board, converted a $1 million promissory note into 138,889 common shares.

      o During the nine-months ended September 30, 2000, the Company recorded $562,000 to additional paid-in capital in connection with the issuance of stock purchase warrants.

              The accompanying notes are an integral part of these
                        condensed financial statements.

TAKE TO AUCTION.COM, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements of Take to Auction.com, Inc. (the "Company") for the periods indicated herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the Company's 1999 financial statements and notes thereto.

     The Company was incorporated on June 2, 1999, and was a development stage enterprise through March 31, 2000. During the second quarter of fiscal 2000, the Company's planned principal operations commenced and, the Company therefore, is no longer considered to be in the development stage. The results for the nine-month period ended September 30, 1999 are from June 2, 1999 (date of inception) through September 30, 1999.

2.   INITIAL PUBLIC OFFERING

     Effective June 12, 2000 (the actual closing date was June 16, 2000), the Company completed an equity offering of 1.3 million shares of common stock (the "Common Stock") at an offering price of $8.00 per share. Net proceeds to the Company, after deducting approximately $2.5 million in costs, fees, underwriter discounts and other expenses associated with the offering, were approximately $7.9 million and are being used primarily for inventory expansion, other capital expenditures necessary to support the Company's growth, working capital and other general corporate purposes.

3.   PROPERTY AND EQUIPMENT

     Property and equipment include the following:

                                               ESTIMATED
                                              USEFUL LIVES
                                               (IN YEARS)         SEPTEMBER 30, 2000     DECEMBER 31, 1999
                                               ----------         ------------------     -----------------

     Computer equipment                            3           $           473,856     $           42,609
     Computer software                             3                       542,622                130,257
     Furniture and fixtures                        5                       120,118                  9,292
     Telecommunication equipment                   5                        39,485                  8,769
     Leasehold improvements                        5                       128,686                     --
                                                                  -----------------       ----------------
                                                                         1,304,767                190,927
     Less: accumulated depreciation                                       (185,989)                (4,886)
                                                                  -----------------       ----------------
     Property and equipment, net                               $         1,118,778     $          186,041
                                                                  =================       ================


------------------------------------------------------------------------------

     The Company capitalizes certain costs in connection with internal use software, which will be amortized when the software is available for use or when project modules are implemented. As of September 30, 2000 and December 31, 1999, approximately $27,000 and $130,000, respectively, related to internally used software-in-process not yet implemented is included within "Computer software" in the above table.

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

     On October 12, 2000, the Company advanced E Com Ventures, Inc. $500,000. This amount bears interest at the prime rate plus four percent and is due on December 31, 2000.

     On October 1, 2000, we entered into a six-month service agreement with Perfumania.com to outsource our warehouse and distribution functions in the southeast section of the United States. This agreement will automatically renew for successive one-year terms. This service agreement includes order processing, inventory management, warehousing, fulfillment and shipping of product. The agreement is variable, based on volume of sales, however, the agreement includes monthly minimum fees if such volume levels are not obtained. Such fees range from $11,000 to $20,000 per month based on volume of sales.

5.   COMMITMENTS:

     Effective September 23, 1999, the Company entered into a 60 month service agreement ("the USi Agreement") with USinternetworking, Inc. ("USi"), a software and network provider, to develop and host the Company's Web site. The Company paid an initial fee of $40,000 and the USi Agreement was for 60 equal monthly service fee payments of $41,000 commencing on December 15, 1999 through December 14, 2004 (the "Initial Period"). During December 1999, the Company notified USi that it was terminating the USi Agreement (as per the terms of the USi Agreement) for material breach of its obligations thereunder. A breach of contract lawsuit has been threatened by USi. The Company and USi are currently discussing a resolution of the matter. The Company believes that it has meritorious defenses, as well as counterclaims, to any claim which may be brought by USi, and if any such claim is brought, the Company will defend it vigorously. However, if USi successfully pursues its claim against the Company, it may have a material adverse effect on the Company's results of operations.

TAKE TO AUCTION.COM, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
------------------------------------------------------------------------------

    This report contains "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among others, statements concerning the Company's outlook for the second half of 2000 and beyond, the Company's expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Although we believe that the expectations reflected in forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements.

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

    If members want to select items which have an aggregate value greater than $100.00, additional credits may be purchased. Each credit beyond the initial membership fee costs $1.00. The cost of additional credits will be prorated based on when they are purchased within the members' membership term and may be purchased in $25.00 credit increments. Members may choose to cash-out and receive a check from us for their accumulated profits from successful auctions at the end of every month by clicking on a screen prompt.

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

TAKE TO AUCTION.COM, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION (CONTINUED)
------------------------------------------------------------------------------

RESULTS OF OPERATIONS

     We were incorporated on June 2, 1999, and we were a development stage enterprise through March 31, 2000. During the second quarter of fiscal 2000, our planned principal operations commenced and, therefore, we are no longer considered to be in the development stage. The results for the nine-month period ended September 30, 1999 are from June 2, 1999 (date of inception) through September 30, 1999.

     NET REVENUES. Net revenues include the membership fees charged to our members, prorated over the annual membership term, and the sale of products to our members upon a successfully completed auction. Net revenues amounted to approximately $1.5 million and $2.9 million for the three and nine-month periods ended September 30, 2000, respectively. We had approximately 16,000 and 30,000 completed transactions during the three and nine-month periods ended September 30, 2000, respectively, at an average net sale price of approximately $90 and $91, respectively. Net revenues amounted to approximately $10,000 for the three and nine-month periods ended September 30, 1999, respectively. Revenues generated during this period were during our development stage.

     COST OF NET REVENUES. Cost of net revenues consist primarily of the cost of the merchandise sold and inbound shipping costs related to those items. Cost of net revenues amounted to approximately $1.7 million and $3.5 million during the three and nine-month periods ended September 30, 2000, respectively. Cost of net revenues as a percentage of revenues were approximately 114% and 120% during the three and nine months ended September 30, 2000, respectively. We believe that offering our members attractive pricing is a key component to our success. The majority of our negative margins are attributable to offering our current members discounted pricing to promote our brand. We believe that our gross margins will continue to improve as we improve our supply chain management, including buying directly from the manufacturers and taking advantage of volume purchase discounts and manufacturer rebates. We expect to realize positive margins from the sale of products in the future, however, we cannot assure you that this will be the case. Cost of net revenues amounted to approximately $10,000 during the three and nine-month periods ended September 30, 1999, respectively, and related to revenues generated during our development stage.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses amounted to approximately $1.1 million and $2.3 million for the three and nine-month periods ended September 30, 2000, respectively. General and administrative expenses amounted to approximately $133,000 for the three and nine-month periods ended September 30, 1999, respectively. General and administrative expenses will continue to increase as we expand our staff and incur additional costs to support the growth of the business.

    AUCTION FEES. Auction fees consist of fees incurred for posting and selling items at online auction sites. Auction fees amounted to approximately $164,000 and $219,000 for the three and nine-month periods ended September 30, 2000, respectively, and approximately $1,000 for the three and nine-month periods ended September 30, 1999, respectively. Auction fees will continue to increase as the number of items listed and sold at online auction sites increase through our increased membership base.

TAKE TO AUCTION.COM, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION (CONTINUED)
------------------------------------------------------------------------------

    SALES AND MARKETING. Sales and marketing expenses consist of fees incurred for advertising and promotion of our brand during our development stage. Sales and marketing amounted to approximately $500 and $217,000 for the three and nine-month periods ended September 30, 2000, respectively. We use "word-of-mouth" referrals and targeted marketing to buyers of our merchandise posted on online auction sites to expand our membership community, and therefore, incur limited marketing costs to increase our membership base. We incurred no sales and marketing expenses during the three and nine-month periods ended September 30, 1999.

    FULFILLMENT FEES. Fulfillment fees consist of fees incurred to implement our outsource agreement with our third party warehousing facility and to warehouse, fulfill and ship products to the highest bidders for completed auctions. Fulfillment fees amounted to approximately $64,000 and $217,000 for the three and nine-month periods ended September 30, 2000, respectively and approximately $300 for the three and nine-month periods ended September 30, 1999, respectively. Fulfillment fees will continue to increase as our sales increase.

    WEB SITE DEVELOPMENT EXPENSES. Web site development expenses consist principally of expenses incurred to develop and maintain our network operations and systems and telecommunications infrastructure. Web site development expenses amounted to approximately $32,000 and $133,000 for the three and nine-month periods ended September 30, 2000, respectively, and approximately $33,000 for the three and nine-month periods ended September 30, 1999, respectively. Web site development expenses are expected to increase as we increase our network infrastructure to facilitate and maintain our operations.

    INCOME TAXES. We expect to have operating losses for the foreseeable future and do not expect to have any federal or state income tax liability until we are profitable and have utilized our operating loss carry forwards.

    NET LOSS. As a result of the factors discussed above, the net loss totaled approximately $1.5 million and $3.9 million for the three and nine-month periods ended September 30, 2000, respectively, and approximately $168,000 for the three and nine-month periods ended September 30, 1999. We expect to incur net losses for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

    Our principal capital requirements are acquiring merchandise and maintaining and improving our Web site. We have had negative cash flows since inception. Our working capital to date has been provided primarily by the proceeds from our initial capitalization of $1 million, other private placements, the issuance of the Notes and our initial public offering.

    We used cash of approximately $5.7 million in operating activities for the nine-month period ended September 30, 2000. This was primarily the result of a loss of approximately $3.9 million, the increase in our inventory of approximately $2.0 million and the increase of prepaid expenses and other current assets of $1.4 million. During the nine-month period ended September 30, 2000, inventory levels were increased to support the growth in our membership base from approximately 50,000 credits as of December 31, 1999 to approximately 750,000 as of September 30, 2000. The increase in prepaid expenses and other current assets primarily related to amounts advanced to suppliers for specialty purchased inventory of which a majority of this inventory has been received subsequent to September 30, 2000. The additional changes in other operating assets and liabilities were principally related to increases in accounts payable, accrued expenses and deferred revenue. We used cash of approximately $10,000 in operating activities for the nine

TAKE TO AUCTION.COM, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION (CONTINUED)
------------------------------------------------------------------------------

month period ended September 30, 1999. This was primarily the result of a net loss of approximately $168,000, the increase in our inventory of approximately $44,000, the increase of prepaid expenses and other current assets of approximately $37,000 and the increase in accounts payable of approximately $218,000.

    We used cash in investing activities of approximately $1.1 million and $106,000 for the nine-month periods ended September 30, 2000 and 1999, respectively, primarily related to the purchase of computer hardware and software and expenditures for leasehold improvements at our new corporate facility.

    Cash provided by financing activities for the nine-month period ended September 30, 2000 was approximately $9.2 million. This was the result of net proceeds received on our initial public offering of approximately $9.4 million, proceeds received on our stock subscriptions receivable (relating to our initial capitalization) in the amount of approximately $0.6 million, proceeds received on a convertible promissory note (the "Note") in the amount of $1 million from E Com Ventures, Inc. (formerly Perfumania, Inc.), a company related through common chairman of the board, offset by the repayment of another note (similar in all respects to the "Note") in the amount of $1 million and payments made for offering costs of approximately $0.8 million. Cash provided by financing activities for the nine-month period ended September 30, 1999 was approximately $404,000. This was the result of net proceeds received on our stock subscriptions receivable (relating to our initial capitalization) in the amount of approximately $566,000 and offset by payments made for offering costs related to our initial public offering of approximately $162,000.

    We had two $1 million convertible promissory notes from E Com Ventures, Inc. One of the notes was converted into 138,889 shares of our Common Stock on June 16, 2000, and the other note was repaid in full on June 20, 2000. As of September 30, 2000, there was no debt facility available to us.

    On October 12, 2000, the Company advanced E Com Ventures, Inc. $500,000. This amount bears interest at the prime rate plus four percent and is due on December 31, 2000.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our market risk exposure with respect to financial instruments is to changes in the "prime rate" in the United States. We have a loan receivable from a shareholder in the amount of $66,486 bearing interest at prime plus two percent. We have short-term financial instruments, primarily investments, which are sensitive to changes in interest rates. Our investments are classified as cash equivalents. The average interest rate on these investments during the three-month period ended September 30, 2000 was approximately 6.5%. As of September 30, 2000, we had no long-term investments.

PART II - OTHER INFORMATION
------------------------------------------------------------------------------

ITEM 1.  LEGAL PROCEEDINGS

See Note 5 to the Condensed Financial Statements included in Part I, Item 1 of this quarterly report for certain other information relevant to ongoing legal matters.

ITEM 2.  CHANGE IN SECURITIES

     The Company did not issue or sell any unregistered securities during the quarter ended September 30, 2000.

ITEM 5.  OTHER INFORMATION

    On October 1, 2000, we entered into a six-month service agreement with Perfumania.com, a related party through common directors, to outsource our warehouse and distribution functions in the southeast section of the United States. This agreement will automatically renew for successive one-year terms. This service agreement includes order processing, inventory management, warehousing, fulfillment and shipping of product. The agreement is variable, based on volume of sales, however, the agreement includes monthly minimum fees if such volume levels are not obtained. Such fees range from $11,000 to $20,000 per month based on volume of sales.

    On October 12, 2000, the Company advanced E Com Ventures, Inc., a related party through common directors, $500,000. This amount bears interest at the prime rate plus four percent and is due on December 31, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibit 27.1 - Financial Data Schedule.
      (b)   Perfumania.com Service Agreement.
      (c)   E Com Ventures, Inc. Note Agreement.
      (d)   Reports on Form 8-K.

               No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer.

                              Take to Auction.com

                              By: /s/ Albert Friedman
                                 ------------------------------------------
                                      Albert Friedman
                                      President and Chief Executive Officer

                              By: /s/ Mitchell Morgan
                                 ------------------------------------------
                                      Mitchell Morgan
                                      Chief Financial Officer

Date:     November 13, 2000