Form 10-K
period 2000-12-31
TAKE TO AUCTION COM INC
filed 2001-04-02
CIK 1093837

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          FOR THE YEAR ENDED DECEMBER 31, 2000

                                       OR

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                          COMMISSION FILE NO. 000-15034


                            TAKE TO AUCTION.COM, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 FLORIDA                                 65-0924433
        ------------------------                    ---------------------
        (State of Incorporation)                       (I.R.S. Employer
                                                    Identification Number)

        5555 ANGLERS AVENUE, SUITE 16
        FORT LAUDERDALE, FL                                 33312
  ----------------------------------------                ----------
  (Address of principal executive offices)                (Zip Code)


                                  954-987-0654
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                       N/A
- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


         TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
         -------------------                   -----------------------------------------
Common Stock, par value $.001 per share        American Stock Exchange


        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES [ ] NO [ ]

         Aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on March 28, 2001: $2,955,956.

         As of March 28, 2001, 7,438,889 of common stock, $.001 par value were outstanding.

================================================================================

                            TAKE TO AUCTION.COM, INC.

                                TABLE OF CONTENTS


                                                                                                              Page
                                                                                                              ----
PART I.

Item 1.  Business.........................................................................................       2
Item 2.  Properties.......................................................................................      22
Item 3.  Legal Proceedings................................................................................      22
Item 4.  Submission of Matters to a Vote of Security Holders..............................................      22

PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters............................      23
Item 6.  Selected Financial Data..........................................................................      24
Item 7.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations .................................................................      25
Item 7A. Quantitative and Qualitative Disclosures About Market Risks......................................      29
Item 8.  Financial Statements and Supplementary Data......................................................      30

PART III.

Item 10.  Directors and Executive Officers of the Registrant..............................................      47
Item 11.  Executive Compensation..........................................................................      51
Item 12.  Security Ownership of Certain Beneficial Owners and Management..................................      55
Item 13.  Certain Relationships and Related Transactions..................................................      57


PART IV.

Item 14.  Exhibits, Financial Statements Schedules and Reports on Form 8-K................................      59



                           FORWARD-LOOKING STATEMENTS

This report contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among others, statements concerning the Company's outlook for 2001 and beyond, the Company's expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements.

                                     PART I.

ITEM 1. BUSINESS

GENERAL

We provide our members with a total solution for taking items to online auction sites. Our revenues are derived from membership credits purchased by our members, from additional credits purchased by existing members, from sales of product through our members and our own accounts at auction, from selling products directly to our members, registered users and non-registered users in our wholesale club ("TTA Direct") and from shipping and handling fees. We believe that our free banner advertising on our individual auction listings, as well as, word of mouth and repeat business from existing members are the most effective means of implementing our growth strategy. Members purchase membership credits to enable them to select items to take to an online auction site. Each annual membership costs a minimum of $500.00 ($100.00 prior to January 15, 2001) ("the Membership Value") and allows a member to take any number of items which have an aggregate value of their Membership Value or less from our Web site to an online auction site for one week at a time.

In order for a member to recoup his or her entire membership fee, he or she must earn an amount equal to their Membership Value from auctions over the course of the one-year membership term. By accumulating additional credits, the member will be eligible to list multiple items and/or items that have greater value. The total number of credits and, consequently, our revenues depend upon our members' interest in listing multiple items at one time or seeking more valuable merchandise. The more credits a member purchases, the more (both in number and value) items he or she can send to auction and the more revenues are generated by Take to Auction.

If members want to select items which have an aggregate value greater than their Membership Value, additional credits may be purchased within the first six months of the member's membership term. Each credit beyond the initial membership fee costs $1.00. The cost of additional credits will be prorated based on when they are purchased within the members' membership term and may be purchased in $25.00 credit increments. Members may purchase these additional credits by either using their credit card or by using their accumulated profits in their membership account (or combination of both). Members may choose to cash-out and receive a check from us for their accumulated profits from successful auctions at the end of every month by clicking on a screen prompt.

Our rate of expense growth will follow revenue growth and will be primarily driven by increases in the volume of online transactions completed by existing members and ourselves. The more members we have, the more expenses we incur, such as listing fees, customer service expenses, success fees and warehouse expenses.

Online auction sites like eBay(sm), the only online auction site we currently use, pioneered person-to-person trading of a wide range of goods over the Internet using an efficient and entertaining auction format and has grown into the largest and most popular person-to-person trading community on the Internet. eBay is a registered service mark of eBay, Inc. Although eBay is the only online auction site we currently use, we do not have any formal agreement with eBay or any other online auction site. We believe that there are currently over 100 online auction sites on the Internet. Online auction services permit sellers to list items for sale, buyers to bid for and purchase items of interest and all auction users to browse through listed items from any place in the world at any time. Online auction sites offer buyers a large selection of new and used items that can be difficult and costly to find through traditional means such as classified advertisements, collectibles shows, garage sales and flea markets or through intermediaries, such as auction houses and local dealer shops. Online auction sites also enable sellers to reach a larger number of potential buyers more cost-effectively than traditional person-to-person trading forums. However, existing online auction sites are frequently subject to some of the following limitations:

     o Sellers on online auction sites own the listed merchandise and are required to pay all listing fees assessed by certain online auction sites;

     o Sellers of products own a limited supply of merchandise to place on online auction sites;

     o If the online auction of an item is unsuccessful, the seller continues to own the item;

     o If the online auction is successful, the seller is required to pay a success fee.

     o Sellers of products are typically responsible for the collection of the purchase price and the delivery of the merchandise to buyers;

     o Sellers do not typically know the buyer so they are unsure whether the buyer will pay for the merchandise;

     o    Sellers do not usually have an automated and secure payment system;

     o Buyers usually must rely on the sellers to make sure that the items purchased are in good condition and are actually delivered;

     o The process of listing an item on an online auction site can be complicated and may be limited to users with some degree of Internet experience, especially when a seller wants a photograph of the item to appear on the auction site; and

     o Sellers can earn a profit only after deducting the price paid by them for the merchandise and any related listing fees and other expenses.

THE TAKE TO AUCTION SOLUTION

We capitalize on the success of online auction sites by supplying online auction markets with a large variety of collectibles, factory-new specialty merchandise and factory-refurbished merchandise. Using our purchasing expertise, we supply entrepreneurial members with items to bring to auction.

We believe that the Take to Auction concept will appeal to Web users, create community affinity and increase user traffic on online auction sites for the following reasons:

WE PROVIDE MEMBERS WITH A BROAD ARRAY OF MERCHANDISE TO TAKE TO ONLINE AUCTIONS

A typical seller has limited items to place for auction. We currently provide our members with over 4,000 types of items of merchandise in a broad array of categories from which to make a selection, although not all items are available at any given time. The merchandise categories include the following:


Autos and Auto Products             Computers                           Photo & Electronics
Audio                               Dolls, Figurines                    Pottery & Glass
Antiques                            Fragrances                          Sporting Equipment
Art                                 Furniture                           Sports Memorabilia
Books, Movies, Music, Comics        Great Collections                   Telecommunications Equipment
Coins, Stamps                       Home and Garden                     Toys, Plush
Collectibles                        Household                           Video
                                    Jewelry, Gemstones                  Watches


MEMBERS NEVER HAVE TO PURCHASE OR TAKE POSSESSION OF THE MERCHANDISE

Unlike traditional auction settings where sellers place their own items up for auction, our members enter our Web site, browse through a product catalog and select an item to be listed at an online auction site. If an item is not currently available, it automatically shows the amount of time until it becomes available. The member may chose to reserve the item and wait the allocated time until it becomes available or they may chose to select another item. In order to reduce possible competition between our members, we do not allow more than one unit of the same item to be posted at the same online auction site within a certain amount of time, usually 20 hours. Once selected, if the item does not sell, the item returns to our electronic warehouse automatically without the member incurring any expenses. There is no additional cost to the member and, therefore, no risk to have items listed at an online auction site because the minimum bid prices always cover the value of the merchandise. In addition, we guarantee a minimum five percent (5%) profit to our members on all successful auctions by automatically marking up the reserve price five percent (5%) before the member takes the item to auction. The member has the option to increase the reserve price above and beyond this amount, but they may not decrease this amount. The differential between the minimum bid price (or the reserve price), and the highest bid, the spread, constitutes a member's profit.

MEMBERS DO NOT HAVE TO TAKE COMPLICATED STEPS TO LIST ITEMS ONLINE

To list an item on a traditional online auction site, information about the seller and the particular item must be entered into the system. If a seller desires to include a photograph of the item, a digital photograph of the item must be taken by the seller and then fitted according to the required layout of the online auction site. We facilitate the auction process because, once a member registers, the only thing he or she has to do is select an available item from our product catalog and choose from a menu the auction site where he or she desires to place the item (presently, only eBay). Once an item is selected and the member has chosen the online auction site, we automatically register the member and the item's specifications on the online auction site, providing membership information, a photograph and a description of the item.

WE FACILITATE TRANSACTIONS BY ACCEPTING CREDIT CARDS AND ELECTRONIC CHECKS AND BY HANDLING SHIPPING AND DELIVERY

Buyers of our merchandise have the ability to pay by credit card or electronic check protected by security services such as VeriSign, Inc. and SSL Security Systems. This payment medium may not be offered by online auction sites because a typical seller is small and, therefore, not equipped to have a credit card processing system or the ability to receive an electronic check. We also provide packaging and shipping of the merchandise to the buyer, at the buyer's expense.

OUR SERVICE IS DESIGNED TO PROMOTE AN ACTIVE MEMBERSHIP COMMUNITY.

We intend to encourage active participation in our community and to offer a number of programs to increase levels of participation. We currently provide our members with a personalized auction tracking page which advises members of the status of their current auctions, as well as a status report of the sales completed and profits earned to date. We also offer our members category indices and other personalized features designed to keep them returning to our Web site. Such features include a personalized investment chart listing the members' total cash invested, total credits, total cash paid out and total profits earned to date and an account summary listing the number of items currently at auction and the number of credits available.

Ultimately, we believe our concept will increase traffic to online auction sites because the seller does not have to own the merchandise being auctioned, but rather consigns it to an online auction site at no risk. Without our concept, the seller must own the merchandise sent to auction. Sellers invariably can only own a finite amount of products to take to auction. We permit a whole new population (those who do not own any merchandise that they wish to sell) to participate as sellers in online auctions. We further believe that our concept will attract a more entrepreneurial population who join to make money, as opposed to the hobbyists and collectors who make up a significant portion of the current online auction population. We believe that an increase in user traffic on online auction sites will increase our membership base because such an increase will expose us to a larger population. Each listing sent by a member to an online auction site is accompanied by a banner identifying us. Please see "Marketing and Advertising." The more online auction participants, the more who will see our banner. The more online auction participants who become familiar with us through our banners, the more, we hope, who will want to become members. It is the anticipated synergy between increasing traffic and increasing membership which we believe we can capitalize on. Further, a greater number of members of online auction sites lead to more potential buyers, which should, in turn, result in higher prices that our members may be able to obtain for their goods or more items that they could sell. The more money our members make, the more credits they may purchase, the more friends they may tell, and thus, the more business which may be generated.

TAKE TO AUCTION STRATEGY

Our objective is to become a leading Internet based community offering a broad array of products and services to our members. Our strategy includes the following key elements:

GROW THE TAKE TO AUCTION COMMUNITY AND INCREASE THE MEMBERSHIP BASE

In order to increase our membership base and related revenues, we intend to use "word-of-mouth" referrals and targeted marketing to buyers of our merchandise posted on online auction sites.

PROMOTE THE TAKE TO AUCTION BRAND

We believe that building greater awareness of our brand within and beyond the Take to Auction community is critical to maintaining and expanding our user base. We believe that controlled growth of the Take to Auction community and brand will maximize customer satisfaction and promote our brand. All merchandise listed by us on online auction sites will contain a banner which provides hyperlink access to our Web site.

FORGE BUSINESS RELATIONSHIPS WITH ONLINE AUCTION SITES AND OTHER PARTNERS TO IMPROVE BRAND-NAME RECOGNITION AND THE EFFICIENCY OF OUR NETWORK SYSTEMS

Although we do not have any yet, we intend to form business relationships with online auction sites to improve our "brand name" recognition and the performance and efficiency of our network systems. These business relationships would mainly consist of arrangements with online auction sites in the following areas: cross marketing; discounted fees; direct electronic interfacing; and mutual name protection. We believe that business relationships with online auction sites will improve brand name recognition by enabling our members to benefit from enhanced services provided by online auction sites, including special recognition in the "featured auctions" Web page of online auction sites and allowing us to place our banner in each auction posted by us on behalf of our members. Another important aspect of a business relationship with an online auction site may consist of mutual name protection, whereby an online auction site would agree to help protect the Take to Auction name by prohibiting sellers or buyers, other than our members, from using Take to Auction as any part of their listing name. We believe that business relationships with online auction sites will improve the efficiency and performance of our network systems by enabling us to communicate more directly, or better interface with online auction sites. An interface is the place at which independent systems meet or communicate. Currently, for our system to communicate with an online auction site, we emulate a browser or a standard manual posting used by all auction house users. This "browser emulating" technique is troublesome when it comes to numerous automated postings, because the web/e-mail interface (the interface used by regular members) is slow and prone to data loss. A business relationship with an online auction site may permit us the use of a better interface, such as a custom made program specifically designed to integrate our systems properly, also commonly referred to as an application programming interface (API). Our use of an online auction site's API would allow us to communicate more directly with such site's back end (possibly, directly with their database), as opposed to simulating a person when communicating with the site. Interfacing using an online auction site's API will bypass their normal web/e-mail interface. This eliminates data loss, waiting for responses from the site, errors caused by previously unannounced protocol changes, transfer of faulty data, and it also increases our Web site's processing power, thus increasing the efficiency or throughput.

LEVERAGE OUR INNOVATIVE BUSINESS MODEL

We believe that our business model provides a number of competitive advantages. We have a unique appeal to entrepreneurial Web users because we can provide them with the means to earn additional income at no additional risk, other than the amounts members pay for membership credits. We completed approximately 52,000 transactions during the fiscal year ended December 31, 2000. We currently offer over 4,000 types of items. As we increase our volume of activity and the variety of merchandise available to take to online auction sites, we expect to purchase merchandise at a greater discount, thereby increasing the potential profits for us and that of our members.

ENHANCE THE TAKE TO AUCTION WEB SITE FEATURES AND FUNCTIONALITY BY ADDING UNIQUE CONTENT TO OUR MEMBERSHIP

We intend to update and enhance the features and functionality of our Web site frequently to continue to improve the users' trading experience by introducing features such as new category-specific content. For example, we recently launched category indexing and real time confirmations. The category indexing shows the recent sales trends in many of the categories of items we offer for auction. We also provide a real time confirmation of a completed auction to our members and to the buyer, which includes a link for the buyer to click to facilitate payment. We will continue to refine system response and transaction processing time by investing in our infrastructure to accommodate additional users, content and online auction sites. The system response time refers to the speed and functionality of our Web site. The transaction processing time refers to the processing time for all types of transactions which can be accomplished on our Web site, such as signing up for membership, purchasing additional credits and taking items to auction. We believe that our format and Web site encourage users and members to return on a frequent basis to review the inventory of items available to them, to check the status of on-going auctions and to track their historical success. The regular rotation of merchandise also encourages customers to revisit the site frequently.

THE TAKE TO AUCTION SERVICE

Our platform is an Internet-based community supplying merchandise to entrepreneurial members through an online catalog of collectibles, factory-new specialty merchandise and factory refurbished merchandise. The following describes our purchase and sale process:

WHAT CAN BE TAKEN TO AUCTION

Our service will offer our members numerous product categories. We expect the number of product categories to grow in the future. Each category below has numerous subcategories. Merchandise is primarily available individually or selected items are available as bundled items. Current product categories include:

Autos and Auto Products             Computers                           Photo & Electronics
Audio                               Dolls, Figurines                    Pottery & Glass
Antiques                            Fragrances                          Sporting Equipment
Art                                 Furniture                           Sports Memorabilia
Books, Movies, Music, Comics        Great Collections                   Telecommunications Equipment
Coins, Stamps                       Home and Garden                     Toys, Plush
Collectibles                        Household                           Video
                                    Jewelry, Gemstones                  Watches


REGISTRATION

Visitors to our site may register to become a registered user by supplying us with their name and e-mail address. The registered users may access our site, however, they may not select items to take to auction. If a registered user desires to select an item to take to auction, they may, at that time, purchase membership credits. A registered user may also purchase from TTA Direct at prices above our member's cost.

Members purchase membership credits to enable them to select an item to take to an online auction site. An annual membership costs a minimum of $500.00 for 500 credits ($100.00 for 100 credits prior to January 15, 2001), which allows a member to take any number of items which have an aggregate value of their Membership Value or less from our Web site to an online auction site for one week at a time for the duration of the one-year membership. In addition, as a member purchases additional credits, the member will be eligible to list additional items or items that have greater value and/or are more difficult to find. Initially, each additional credit beyond the membership fee costs $1. However, the cost of additional credits will be prorated based on when they are purchased within the members' membership term. Additional credits may be purchased in 25 credit increments within the first six-months of the member's membership term. The user interface clearly indicates to the member how much it will cost to purchase additional credits. The number of credits and, consequently, our revenues depend upon our members' interest in listing more valuable items or multiple items at one time.

SELECTING AN ITEM

With the purchase of a membership, a member can access our site, select one or more items from our fully automated catalog and post such merchandise on an online auction site. If an item is not currently available, it automatically shows the amount of time until it becomes available. The member may chose to reserve the item and wait the allocated time until it becomes available or they may chose to select another item. In order to reduce possible competition between our members, we do not allow more than one unit of the same item to be listed at the same online auction site within a certain amount of time, usually 20 hours. Along with each item listed, we offer a performance chart so our members can view historical auction statistics such as average final price, average member profit and percentage of successful auctions relating to that particular item. Members select items based on the number of credits they have available. Each credit is valued at $1.00. Members can increase their selling power by purchasing additional credits, as set forth in the above section. Additional credits allow members to list multiple items simultaneously or items of greater value, always based on the number of accumulated credits. For example, if a member originally purchased 500 credits and purchases an additional 100 credits, such member would have 600 credits, 500 credits from his or her membership fee plus the additional 100 credits. Since the credits are valued at $1.00, the member may now take any number of items which have an aggregate value of $600.00 or less from our Web site to an online auction once a week for the duration of the member's annual membership. At the end of a member's annual membership period, the initial credits and any additional purchased credits will expire.

TAKING AN ITEM TO AUCTION

Members can take an item they choose to an online auction site by clicking on the item, causing a menu to list the popular online auction sites to which members can choose to take the selected merchandise (presently, only eBay). By clicking on the online auction site, the item, with its description and reference information (including minimum bids, or reserve price, for opening price and member information), is transferred to the auction site automatically. Our domain name is displayed on the online auction site to identify to potential buyers that a Take to Auction member is placing the item on the online auction site. Our personalized Web address ensures member anonymity and informs potential bidders that the item is backed by the Take to Auction brand name. Of course, our backing will only become relevant to online bidders if Take to Auction gains brand name recognition as a safe and reliable company with which to do business. In order to reduce possible competition between our members, we do not allow more than one unit of the same item to be posted at the same online auction site within a certain amount of time, usually 20 hours. For example, although we allow multiple Seiko watches to be listed at the same time, we would not allow the same model watch to be posted within a certain amount of time.

SELLING AN ITEM AT AUCTION

Once the item is listed on an auction site, buyers from around the world may bid on the item according to the rules of the selected online auction site, usually 24 hours a day, seven days a week.

HOW TRANSACTIONS ARE COMPLETED

At the end of an auction period, if a bid meets or exceeds the minimum price or reserve price, we automatically notify the buyer and the member via e-mail and the buyer can then consummate the transaction through Take to Auction. The member does not take possession of the item being sold and is not responsible for the collection of the buyer's payment for the item. We arrange for the shipment and payment collection for the item. We accept electronic checks and credit cards. We charge the buyer handling and shipping fees as stated in our auction listing for the merchandise purchased.

COMMUNICATIONS WITH THE WINNING BIDDER AFTER PAYMENT IS MADE

The winning bidder receives an e-mail thanking him or her for purchasing an item from us, inviting the buyer to join Take to Auction and explaining our services. The winning bidder also receives positive feedback on their user account at the online auction site where the transaction occurred.

TTA DIRECT

TTA Direct, a division of Take to Auction, provides an outlet for us to sell items directly to our members, as well as our non-members. Our members can access our catalog of inventory directly from the members' home page or non-members can access it through WWW.TTADIRECT.COM. All purchases from TTA Direct utilize the same customer support, payment processing and fulfillment as Take to Auction. TTA Direct began selling items in December 2000 and total sales during the year ended December 31, 2000 were approximately $12,000.

MARKETING AND ADVERTISING

To promote the Take to Auction brand and to attract traffic and new members, we currently employ "word-of-mouth" marketing and e-mail campaigns to our registered users, customers and winning bidders. In addition, we also have banners and links on our members' listings at the online auction sites. We believe that these links will provide additional traffic to our Web site. We believe that "word-of-mouth" referrals are the most effective means to attract new members because referrals by existing members lend credibility to our service and brand name by demonstrating to potential members that other individuals have successfully used our service. In addition to "word-of-mouth" marketing, our e-mail campaigns reinforce the success and appeal of our concept to our current members. We believe that we can only achieve sustainable growth by proving to potential users that others have benefited from our services and their experience was very satisfactory through positive feedback on the online auctions. Likewise, we believe that the marketing of our services to buyers of Take to Auction merchandise on online auction sites will be effective because buyers know from experience that the Take to Auction service works.

CUSTOMER SUPPORT

We provide customer service and support. Customer support is offered by telephone and an e-mail address which are monitored by our staff from 9:00 a.m. to 6:00 p.m., from Monday through Friday, Eastern Standard Time. Most customer support inquiries are handled via e-mail, with customer inquiries typically being answered within one business day after submission. We also offer an online tutorial for new Take to Auction users.

OPERATIONS AND TECHNOLOGY

We are operating our first generation user interface and transaction processing system that is based on internally-developed proprietary software. Our system currently handles all aspects of the Take to Auction process including notification of members via e-mail when they initially register for the service, confirmation of the selection of the merchandise to take to auction, registration of the item on an online auction site and notification to our selling member and the buyer upon the successful completion of an auction. The system maintains member registration information, billing accounts, current auctions and historical listings. All data is regularly archived to a data warehouse. Complete listings of all items for sale are generated on a daily basis. The system sends electronic invoices to all buyers of merchandise sold by our members via e-mail immediately after auction.

Our system has been designed around industry standard architectures and has been designed to reduce downtime in the event of outages or catastrophic occurrences. Our service is designed to be available 24 hours a day, seven days a week. Our primary servers are hosted at Uunet's collocation facility in Atlanta, Georgia. In addition, we maintain backup servers in our corporate offices in Ft. Lauderdale, Florida. Our system consists of a primary database running SQL relational database management systems and a suite of Dual and quad Pentium III-based Microsoft(TM) Internet servers running Windows 2000 operating system. Our Internet servers also utilize VeriSign, Inc. SSL digital certificates for authentication. We have a load balancing Web system with redundant servers to provide for fault tolerance. Dell(TM) currently provides all of our hardware and we use series 2400, 6300 and 6400 servers.

PURCHASING AND INVENTORY

PURCHASING

Our management and buying department have experience in sourcing products for the resale market. The items of merchandise posted at our Web site will be purchased by us from manufacturers and wholesalers on the open market, therefore, we will not commit to purchase from a small group of manufacturers or wholesalers, but rather make our purchasing decisions solely based on the best prices offered for quality merchandise. Because the types of products listed on our Web site are generally available from a large number of wholesalers and manufacturers, we believe that we can leverage our management's purchasing expertise to obtain better prices for these products by purchasing them in the open market. Therefore, we have not entered, and do not expect to enter, into any medium- or long-term supply agreements with any manufacturers or wholesalers of products. Also, because of the broad array of products we intend to carry and since we do not have a catalog, there is no need to carry specific items. If an item is not readily available to us, we may choose to discontinue the item or suspend it temporarily from our product offerings. We may, however, enter into strategic alliances with some manufacturers from time to time to source unique merchandise to be listed on our Web site.

INVENTORY

We believe that we will be able to maintain an adequate inventory of merchandise, which we will purchase from wholesalers and suppliers in the open market (as discussed above), to meet the projected demand of our members and potential buyers.

Effective November 3, 1999, we entered into a six-month service agreement with Copera, Inc. (formerly 2000 Logistics, Inc.), an unrelated third party, to outsource a portion of our warehouse and distribution functions. The agreement was extended through November 2, 2000 and provided for successive one-year terms. The agreement included order processing, inventory management, warehousing, fulfillment and shipping of product. In addition, the agreement was variable, based on volume of sales. On January 26, 2001, we received a letter from Copera confirming that they would not require a notice from us to cancel the agreement. On such date, we cancelled the agreement and are in the process of moving our warehouse and distribution functions from Copera, Inc. to Perfumania.com, Inc. (as discussed below).

On October 1, 2000, we entered into a six-month service agreement with Perfumania.com, Inc., a related company through a common chairman of the board, to outsource our warehouse and distribution functions as a supplement to our service agreement with Copera, Inc., as described above. This agreement will automatically renew for successive one-year terms. This service agreement includes order processing, inventory management, warehousing, fulfillment and shipping of product. The agreement is variable, based on volume of sales, however, the agreement includes monthly minimum fees if such volume levels are not obtained. Such fees range from $11,000 to $20,000 per month, based on volume of sales.

PRODUCT AND SERVICE WARRANTIES

When buyers purchase our merchandise on online auction sites, we pass on to these buyers the warranties made by the manufacturers of the merchandise, if any. We do not provide, and assertively disclaim, separate additional warranties.

COMPETITION

We believe that we are the only entity currently using our innovative business model. However, we could face competition from existing online auction sites or new person-to-person trading Web sites that may provide the Take to Auction concept in the future. In the event that existing online auction sites begin to provide the Take to Auction concept in the future, they could attempt to block us from accessing their auction sites. Barriers to entry are relatively low and future competitors could launch new sites at a relatively low cost using commercially available software. Likewise, it would not be costly for existing online auction sites to modify their format to provide the Take to Auction concept. Many of the major online auction sites, if they were to compete with us in the future, have longer operating histories, larger user bases, longer relationships with consumers, greater brand or name recognition and significantly greater financial, technical and marketing resources than we do. Competitive pressures created by any one of these companies, or by new entries using the Take to Auction concept, could harm our business, financial condition and results of operations.

We believe that the principal competitive factors in the online auction market are volume and selection of goods, population of buyers and sellers, community cohesion and interaction, customer service, reliability of delivery and payment by users, brand recognition, Web site convenience and accessibility, price, quality of search tools and system reliability. Many of our potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, technical and other resources. In addition, other online trading services may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies as the use of Internet and other online services increases and consolidates. Therefore, certain of our potential competitors may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies or may try to attract traffic by offering services for free and devote substantially more resources to Web site and systems development than us. Increased competition may result in reduced operating margins, loss of market share and diminished value in our brand. We may be unable to compete successfully against future competitors. Further, as a strategic response to changes in the competitive environment, we may, from time to time, make certain pricing, service or marketing decisions or acquisitions that could harm our business, financial condition and results of operations. New technologies and the expansion of existing technologies may increase the competitive pressures on us by enabling potential competitors to offer a lower-cost service. Certain Web-based applications that direct Internet traffic to certain Web sites may channel users to trading services that may compete with us in the future. In addition, companies that control access to transactions through network access or Web browsers could promote our future competitors or charge us substantial fees for inclusion. Any and all of these events could harm our business, financial condition and results of operations.

INTELLECTUAL PROPERTY

We regard the protection of our copyrights, service marks, trademarks, trade dress and trade secrets as critical to our future success and rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect our proprietary rights in products and services. We have also entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with strategic partners to limit access to and disclosure of our proprietary information. These contractual arrangements or the other steps taken by us to protect our intellectual property may be insufficient to prevent misappropriation of our technology or to deter independent third-party development of similar technologies. We are actively pursuing the registration of our trademarks and service marks in the United States. We intend to pursue the registration of our trademarks and service marks internationally, starting with Argentina, Australia, Brazil, Canada, the European Union, Japan, Mexico, New Zealand and Venezuela. We have applied for a U.S. patent registration of our proprietary system for taking merchandise to online auction sites. This patent may not be issued to us or, if issued, may not provide us with all of the protections that we have sought. We have also applied for the registration of the service marks "Take2Auction" and "TakeToAuction.com." (Design). Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are made available online. We may license in the future certain of our proprietary rights, such as trademarks or copyrighted material, to third parties. We also rely on certain technologies that we license from third parties, such as Microsoft, the suppliers of key database technology, the operating system and specific hardware components for the Take to Auction service.

PRIVACY POLICY

We believe that issues relating to privacy and use of personal information relating to Internet users are becoming increasingly important as the Internet and its commercial use grow. We have adopted a detailed privacy policy that outlines how we use information concerning our members and the extent to which other registered members may have access to this information. Members must acknowledge and agree to this policy when registering for the Take to Auction service. We do not sell or rent any personally identifiable information about our users to any third party. We use information about our members for internal purposes only in order to improve our marketing and promotional efforts, to statistically analyze site usage, and to improve content, product offerings and site layout.

GOVERNMENT REGULATION

Government regulation of communications and commerce on the Internet varies greatly from country to country. Some countries, such as the United States, have not adopted many laws and regulations to specifically regulate online communications and commerce. Due to the increasing popularity and use of the Internet and other online services, however, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights, enforceability of contracts, and information security. In fact, the regulation of online data pricing has become a significant focus of the U.S. Congress recently and numerous bills affecting the use of data gathered online are pending including the Consumer Internet Privacy Enhancement Act (H.R 237), the Online Privacy Protection Act of 2001 (H.R. 89), the Social Security Online Privacy Protection Act (H.R. 91) and the Electronic Privacy Protection Act (H.R. 112). Because our services are accessible worldwide, and we facilitate sales of goods to users worldwide, any jurisdiction in which our services can be accessed or are used may seek to impose its laws on us and to enforce those laws in proceedings in those countries, where we could be forced to defend ourselves. For example, a country may seek to extend the extra-territorial application of its data protection laws and regulations to our business. An example of such extra-territorial impact is the recent proceedings in France against Yahoo! arising from Yahoo!'s offering for sale of various types of Nazi-memorabilia which is unlawful in France. As a result, in order to avoid possible liability for non-compliance, we may be forced to restrict our membership to exclude residents of such country from becoming a member. In other instances, we may be required to construct costly additions to our Web site in order to comply with local laws on data privacy, advertising and on-line contracting. This might require us to have separate Web pages in the local languages where laws require that we make disclosures or post on-line agreements or privacy policies (and similar consumer notification requirements) in the local language of the member. We may also determine that in order to comply with local data protection laws, which prohibit the transfer of personally identifying information of our members outside of a particular country, we may have to set up and maintain separate databases in such country. We may also have to customize our software programs to address country-specific requirements for tracking and documenting transactions, as well as take into account currency exchange issues.

There have been several attempts to regulate the distribution of "indecent" materials to minors over the Internet, including the Communications Decency Act of 1996, or CDA and the Children's Online Privacy Protection Act, or COPPA. While large portions of the CDA have been struck down as unconstitutional, COPPA went into effect on April 21, 2000. Moreover, other laws on this subject have been and are likely to continue to be proposed and enacted by the legislatures of the various states. The nature of legislation on this subject and the manner in which it may be interpreted and enforced cannot be fully determined and, therefore, such legislation could subject us and/or our customers to potential liability, which in turn could harm our business, financial condition and results of operations. The adoption of any such laws or regulations might also decrease the rate of growth of Internet use, which in turn could decrease the demand for our service or increase the cost of doing business or in some other manner harm our business, financial condition and results of operations. In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies.

Some countries have enacted laws or regulations that limit the use of personal user information gathered online or require online services to establish privacy policies. The European Union recently enacted its own privacy regulations and in response, the U.S. negotiated and has since implemented the safe-harbor agreement with the European Union, which provides participating U.S. businesses with a relatively simple and inexpensive way to adopt and comply with the European Union data privacy requirements. Several U.S. states have also proposed legislation that would impose such limits. The Federal Trade Commission has also initiated action against several online service providers regarding the manner in which personal information is collected from users and provided to third parties, including more recently, how such information may be disposed of in bankruptcy. Changes to existing laws or the passage of new laws intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace that could reduce demand for our services or increase the cost of doing business as a result of litigation costs or increased service delivery costs, or could in some other manner harm our business, financial condition and results of operations.

In addition, because our services are accessible worldwide and we facilitate sales of goods to users worldwide, other jurisdictions may claim that we are required to qualify to do business as a foreign corporation in a particular state or foreign country. We are qualified to do business in one state in the United States. Our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify and could result in our inability to enforce contracts in such jurisdictions. Any such new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business could harm our business, financial condition and results of operations.

Several telecommunications companies have asked the U.S. Federal Communications Commission to regulate Internet service providers and online service providers in a manner similar to long distance telephone carriers and to impose access fees and universal service obligations on these companies. Imposition of such fees or obligations could increase the cost of transmitting data over the Internet, which would reduce Internet usage and harm our business, financial condition and results of operations.

In addition, numerous states, including California, have regulations regarding the manner in which auctions may be conducted and the liability of "auctioneers" in conducting such auctions. We do not believe that such regulations, which were adopted prior to the advent of the Internet, govern the operations of our business nor have any claims been filed by any state implying that we are subject to such legislation. However, a state may attempt to impose these regulations upon us in the future and this imposition may harm our business, financial condition and results of operations. Please see "Risk Factors--Governmental regulation and legal uncertainties relating to the Web could increase our costs of transmitting data and increase our legal and regulatory expenditures and could decrease our membership base."

EMPLOYEES

As of March 1, 2001, we had approximately 50 employees, including our President and Chief Executive Officer, Chief Financial Officer and Chief Technology Officer. We have never had a work stoppage and no employees are represented under collective bargaining agreements. We consider our relations with our employees to be good. Please see "Item 10--Employment Arrangements."

                              OUR CORPORATE HISTORY

Take to Auction.com, Inc. was incorporated in Florida in June 1999. Our principal executive offices are located at 5555 Anglers Avenue, Suite 16, Fort Lauderdale, Florida 33312. Our telephone number is (954) 987-0654, and our Web site is located at www.taketoauction.com. The information contained on our Web site is not incorporated by reference into this filing.

We have applied for registration of the service marks Take to Auction.com, Take to Auction, Take2Auction, and Take2Auction.com with the U.S. Patent and Trademark Office. We have also applied for a U.S. patent registration of our method for providing merchandise to online auction sites. We cannot assure you that a patent will be issued to us, or, if issued, will provide us with all of the protections that we have sought. This annual report also includes tradenames and trademarks that belong to other companies. Use or display by us of other parties' trademarks, tradenames or products is not intended to, and does not imply a relationship with, or endorsement or sponsorship of, Take to Auction by the trademark or tradename owners.

                                  RISK FACTORS

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS

We commenced operations in June 1999 and launched our Web site in July 1999. There are limited period-to-period comparisons of our operating results from which to evaluate our performance. An investor in our common shares must consider the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as online commerce. These risks include depleting our cash reserves, lower than expected revenues and earnings and not being able to pay expenses as they come due, as well as the following:

     o    we may not be able to grow our membership base;

     o we may not be able to maintain commercial relationships with suppliers of merchandise to increase or maintain the number of items listed on our service;

     o we may not be able to maintain and enhance our brand and execute our business strategy;

     o we may not be able to continue to develop and upgrade our technology and information processing systems;

     o    we may not be able to secure adequate financing to fund growth;

     o we may not be able to respond effectively to competitive developments and a rapidly changing market; and

     o we may not be able to attract qualified personnel, and if attracted, we may not be able to integrate, retain and motivate such personnel.

Our failure to accomplish any of these objectives would harm our business, financial condition and results of operations.

WE CURRENTLY ONLY USE EBAY AS OUR ONLINE AUCTION SITE TO AUCTION ITEMS

We currently only use eBay as our online auction site to auction items. Although we have used additional auction sites in the past, such as Yahoo!(SM) and Amazon(SM), we noticed that the results were not as successful as those at eBay. Yahoo! and Amazon are registered service marks of Yahoo! Inc. and Amazon.com, Inc., respectively. As a result, our inability to use eBay could have an adverse impact on our business, financial condition and results of operations. Such inability to utilize eBay as our online auction site could arise for a variety of reasons, including without limitation, in the event that eBay changes its current selling policies and we are unable to conform to the new changes in a timely manner.

WE RECEIVED A GOING CONCERN OPINION FROM OUR INDEPENDENT AUDITORS

We received an opinion from our independent auditors on our December 31, 2000 financial statements expressing substantial doubt as to our ability to continue as a going concern as a result of our operating losses since inception and our need for additional funding to continue our operations.

OUR MEMBERSHIP GROWTH MAY SUFFER AS A RESULT OF OUR INCREASING THE MINIMUM MEMBERSHIP FEE TO $500.00

As of January 15, 2001, we increased the minimum membership fee to $500.00. Prior to that, our minimum membership fee was $100. This increase may slow our membership growth from our previous expected levels as less potential new members may be willing to invest $500.00 in our concept. The increase may also cause existing members to decide not to renew their membership. As a result, the increased fee may have an adverse affect on our business, results of operations and financial condition.

WE HAVE AN ACCUMULATED DEFICIT AND ANTICIPATE THAT LOSSES WILL CONTINUE

To date, we have not achieved profitability and we have incurred net losses of approximately $6.9 million for the period from June 2, 1999 (inception) through December 31, 2000. Our current and future expense levels are based largely on our investment plans and estimates of future revenues and are, to a large extent, fixed. We estimate fixed expenses through December 31, 2001 to be approximately $3.2 million. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues relative to our planned expenditures would have an immediate harmful effect on our business, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions that could harm our short-term or medium-term financial condition and results of operations.

Even if we achieve profitability, we may never sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, financial condition and results of operations will be harmed.

WE MAY FACE COMPETITION FROM EXISTING ONLINE AUCTION SITES OR NEW
PERSON-TO-PERSON TRADING WEB SITES WHICH MAY HARM OUR BUSINESS

Currently we believe that we are the only entity using our innovative business model. However, we could face competition from existing online auction sites or new person-to-person trading Web sites that may provide the Take to Auction concept in the future. In the event that existing online auction sites begin to provide the Take to Auction concept in the future, they could attempt to block us from accessing their auction sites. Barriers to entry are relatively low and future competitors could launch new sites at a relatively low cost using commercially available software. Likewise, it would not be costly for existing online auction sites to modify their format to provide the Take to Auction concept. Many of the major online auction sites, if they were to compete with us in the future, have longer operating histories, larger user bases, longer relationships with consumers, greater brand or name recognition and significantly greater financial, technical and marketing resources than we do. Competitive pressures created by any one of these companies, or by new entries using the Take to Auction concept, could harm our business, financial condition and results of operations. Please see "Business--Competition."

WE EXPECT TO CONTINUE TO GROW RAPIDLY AND MANAGING OUR GROWTH MAY BE DIFFICULT

We expect to continue to grow our revenue base rapidly by expanding our online auction listings and our sales of products directly to our members and non-members. This growth is likely to place a significant strain on our resources and systems. To manage the expected growth of our operations and personnel, we will be required to improve existing and implement new transaction processing, operational and financial systems, procedures and controls, and to augment, train and manage our growing employee base. We also will be required to expand our finance, administrative and operations staff.

We may have to cease accepting new members if we fail to meet internally set minimum inventory requirements. In such case, prospective members will be placed on a waiting list until we are able to stock sufficient inventory. Each prospective member on the waiting list will be contacted and granted membership status once we determine that our inventory is sufficiently stocked.

OUR SUCCESS IS DEPENDENT UPON OUR MANAGEMENT IN THIS RELATIVELY NEW INDUSTRY

Our success is dependent upon our management in this relatively new industry. Although our executive management team has some experience in operating businesses engaged in electronic commerce, due to the relatively short-lived nature of the electronic commerce industry, it is more difficult to assess and evaluate management in the electronic commerce industry than it is in other industries. Please see "Business--Employees."

IF WE ARE UNABLE TO ADEQUATELY ASSESS THE DEMAND FOR MERCHANDISE LISTED ON OUR WEB SITE, OUR BUSINESS WOULD BE HARMED

We intend to rely on the expertise of our purchasing and marketing professionals to select and purchase merchandise that is saleable on online auction sites. Our evaluation of market demand for merchandise will be based on internal periodic reports that will contain an analysis of the most popular items sold at major online auction sites and our projections of new consumer trends. The volume and type of merchandise that we maintain in our inventory will also be based on these evaluations and projections. The lack of market acceptance for the items of merchandise selected and purchased by us would significantly reduce our revenues and, therefore, harm our business, results of operation and financial condition. Please see "Business--Purchasing and Inventory."

DIFFICULTIES ASSOCIATED WITH OUR BRAND DEVELOPMENT MAY HARM OUR ABILITY TO ATTRACT MEMBERS

We believe that our growth will depend on the strengthening of our brand which is critical to achieving widespread acceptance of Take to Auction, particularly in light of the competitive nature of the online commerce industry. We currently employ "word-of-mouth" marketing and e-mail campaigns to our registered users, customers and winning bidders. In addition, we also have banners and links on our members' listings at the online auction sites. We believe that these links will provide additional traffic to our Web site. Brand promotion activities may not yield increased revenues. Further, new users attracted to Take to Auction may not conduct transactions through our Web site on a regular basis. If we fail to promote and maintain our brand, our business, financial condition and results of operations would be harmed. Please see "Business--Take to Auction Strategy."

BECAUSE OUR BUSINESS MODEL IS UNPROVEN, WE CANNOT ASSURE YOU THAT OUR REVENUES WILL GROW OR THAT WE WILL BECOME PROFITABLE

Our business model depends upon our ability to leverage and to expand our network of members, suppliers, manufacturers, wholesalers and online advertisers to generate multiple revenue streams. The potential profitability of this business model is unproven, and to be successful we must, among other things, develop and market additional products and services to existing members effectively. Furthermore, we may be forced by competitive pressures, industry consolidation or otherwise, to change our business model, in which case our financial results could be harmed. Our business model may not be successful and we may not achieve revenue growth or profitability.

OUR SUCCESS DEPENDS ON THE SUCCESS OF ONLINE AUCTION WEB SITES, AND THE MARKET FOR ONLINE AUCTION SITES IS DEVELOPING AND DEPENDS ON THE CONTINUED GROWTH OF ONLINE PERSON-TO-PERSON COMMERCE

Our business depends on the continued growth and success of online auction sites. The growth and popularity of online auctions, if maintained, should allow us to retain members who are interested in making money by taking goods to online auction sites. Online auction sites are part of a developing market which, like us, depends on the continued growth of online person-to-person commerce. The market for the sale of goods over the Internet, particularly through person-to-person trading, is a new and emerging market. The future revenues and profits of online auction sites and, consequently, our revenues and profits, are substantially dependent upon the widespread acceptance and use of the Internet and other online services as a medium for commerce by consumers. Rapid growth in the use of and interest in the Web, the Internet and other online services is a recent phenomenon and this acceptance and use may not continue to develop. A sufficiently broad base of consumers may not adopt, and continue to use, the Internet as a medium of commerce. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty, and few proven services and products exist. Growth in our member base relies on attracting consumers who have historically used traditional means of commerce to purchase goods and on entrepreneurial individuals who may desire to augment their income. We will only be successful if these consumers and entrepreneurs accept and use novel ways of conducting business and exchanging information.

WEB USERS MAY BE RELUCTANT TO JOIN ONLINE COMMUNITIES THAT PROMISE MONEY-MAKING OPPORTUNITIES

With the variety of online person-to-person trading services available today, Web users may have grown weary of the opportunities presented to them on the Internet and may be reluctant to join online communities that promise money-making opportunities. To some extent, we believe that this may be indicative of the standard reluctance of consumers to respond to marketing campaigns with money-making claims, as opposed to any systemic reluctance by Web users as a separate population. However, regardless of whether it pertains to Web users or the general consumer population, such weariness or reluctance may have a detrimental effect on our ability to attract and retain members. We will only be successful if Web users can overcome such reluctance and be convinced that the opportunity presented to them is genuine.

UNEXPECTED INCREASES IN TRAFFIC MAY STRESS OUR SYSTEMS

We intend to generate a high volume of traffic and transactions on the Take to Auction service. Accordingly, the satisfactory performance, reliability and availability of our Web site, processing systems and network infrastructure are critical to our reputation and our ability to attract and retain large numbers of members who take merchandise to online auction sites while maintaining adequate customer service levels. Our revenues depend on the number of items listed by us, the number of members that join our service, the success of our members in completing online auction transactions and our ability to attract online advertisers. Any system interruptions that result in the unavailability of our service or reduced member activity would reduce the volume of items taken to online auction sites and online auction sales completed and could affect the average selling price of the items. Interruptions of service may also diminish the attractiveness of our services. The online auction sites have experienced, and our service will likely experience, periodic system interruptions, which we believe will continue to occur from time to time. Since the opening of our Web site to the public in January 2000, we have experienced minimal downtime in our service. Any substantial increase in the volume of traffic on our Web site or in the number of members selecting merchandise to take to online auction sites will require us to expand and upgrade our technology, transaction processing systems and network infrastructure. We may be unable to accurately project the rate or timing of increases, if any, in the use of our service or expand and upgrade our systems and infrastructure to accommodate such increases in a timely manner. Any failure to expand or upgrade our systems could harm our business, financial condition and results of operations. Please see "Business--Operations and Technology."

WE MAY BE UNABLE TO RESPOND TO THE RAPID TECHNOLOGICAL CHANGE IN OUR INDUSTRY

Our market is characterized by rapidly changing technology, evolving industry standards, frequent new service and product announcements, introductions and enhancements and changing customer demands. Accordingly, our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our services to evolving industry standards and to continually improve the performance, features and reliability of our service in response to competitive service and product offerings and evolving demands of the marketplace. Our failure to adapt to these changes would harm our business, financial condition and results of operations. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require substantial expenditures by us to modify or adapt our services or infrastructure, which could strain our resources, require us to modify our business plan and harm our business, financial condition and results of operations. Please see "Business--Operations and Technology."

CONCERNS ABOUT WEB SECURITY POSE RISKS TO OUR ENTIRE BUSINESS

A significant barrier to the public's acceptance of online commerce and communications is the secure transmission of confidential information over public networks. We expect that a significant number of buyers of merchandise auctioned by our members will authorize us to bill their credit card accounts directly for all transaction fees charged by us. We rely on encryption and authentication technology licensed from a third party to provide the security and authentication technology to effect secure transmission of confidential information, including buyer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments may result in a compromise or breach of the technology used by us to protect customer transaction data. If any such compromise of our security were to occur, it could harm our reputation and, therefore, our business, financial condition and results of operations. Please see "Business Operations and Technology."

OUR OPERATING RESULTS WOULD BE HARMED IF WE EXPERIENCE SIGNIFICANT CREDIT CARD FRAUD

Under current practices, we are liable for fraudulent credit card transactions because we do not require a customer's signature to authorize a transaction. Our failure to adequately control fraudulent credit card transactions would harm our business, financial condition and results of operations. We have automated and manual systems in place to detect possible fraudulent credit card transactions. Once a transaction is flagged as possibly fraudulent, we have personnel that call the issuing bank to verify that the rightful card holder processed the transaction. We do not maintain a reserve fund to cover potential fraudulent credit card transactions and we have only experienced a minimal amount of transactions that have been fraudulent. These losses are recorded as a loss in the period incurred.

WE DEPEND ON THE CONTINUING DEVELOPMENT OF THE WEB INFRASTRUCTURE, AND THE UNAVAILABILITY OF TECHNOLOGY TO MEET THE GROWTH IN USE OF THE WEB FOR ONLINE COMMERCE MAY REDUCE OUR REVENUES AND PROFITS

The success of our service will depend in large part upon the development and maintenance of the Web infrastructure, such as a reliable network backbone with the necessary speed, data capacity and security. We also depend on timely development of complementary products, such as high speed modems, for providing reliable Web access and services. Because global commerce and the online exchange of information is new and evolving, it is difficult to predict with any assurance whether the Web will prove to be a viable commercial marketplace in the long-term. The Web has experienced, and is expected to continue to experience, significant growth in the numbers of users and amount of traffic. To the extent that the Web continues to experience increased numbers of users, frequency of use or increased bandwidth requirements of users, the Web infrastructure may not continue to be able to support the demands placed on it by this continued growth and the performance or reliability of the Web may be compromised. The infrastructure or complementary products or services necessary to make the Web a viable commercial marketplace for the long-term may not be developed and, even if they are developed, the Web may not become a viable commercial marketplace for services such as those offered by us. If the necessary infrastructure, standard or protocols or complementary products, services or facilities are not developed, or if the Web does not become a viable commercial marketplace, our business, financial condition and results of operations will be harmed. Even if the infrastructure, standards or protocols or complementary products, services or facilities are developed and the Web becomes a viable commercial marketplace in the long term, we might be required to incur substantial expenditures in order to adapt our service to changing Web technologies, which could harm our business, financial condition and results of operations.

LEGAL RISKS ASSOCIATED WITH INFORMATION DISSEMINATED THROUGH OUR SERVICE MAY HARM OUR BUSINESS

The law relating to the liability of online services companies for information carried on or disseminated through their services is currently unsettled. It is possible that claims could be made against online services companies under both United States and foreign law for defamation, libel, invasion of privacy, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through their services. Several recent cases have interpreted the Communications Decency Act of 1996 as providing protection for Internet service providers and Internet service companies from liability with regard to an electronic messages and other information distributed by them or their online services. However, the extent of such protection is still unclear and there has been a considerable amount of litigation against Internet service companies seeking to impose liability for content distributed through their web sites or online services. In addition, several states have enacted legislation imposing liability for or prohibiting the transmission over the Internet of certain types of unsolicited e-mail or advertisements. While one of the state anti-spamming statutes was declared unconstitutionally burdensome on interstate e-commerce by a court in Washington state, the United States Congress has become much more active in this area, where the Unsolicited Commercial E-Mail Act of 2001 (H.R. 718) and the Anti-Spamming Act of 2001 (H.R. 1017) were recently introduced and are currently pending. H.R. 718 would require all commercial e-mail messages to contain return addresses and be labeled as advertisements, and recipient request for removal from distribution lists must be honored or the e-mailer would be subject to criminal penalties. H.R. 1017 would, among other things, make it a crime for senders of e-mail to use false return addresses. The imposition upon us and other online service providers of potential liability for information carried on or disseminated through their services could require us to implement measures to reduce our exposure to such liability, which may require us to expend substantial resources and/or to discontinue certain service offerings. In addition, the increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could impact the growth of Internet use. We do not carry liability insurance. Therefore, any costs incurred by us as a result of such liability or asserted liability could harm our business, financial condition and results of operations. Please see "Business--Government Regulation" and "--Privacy Policy."

GOVERNMENTAL REGULATION AND LEGAL UNCERTAINTIES RELATING TO THE WEB COULD INCREASE OUR COSTS OF TRANSMITTING DATA AND INCREASE OUR LEGAL AND REGULATORY EXPENDITURES AND COULD DECREASE OUR MEMBERSHIP BASE

Government regulation of communications and commerce on the Internet varies greatly from country to country. Unlike some countries and the European Union, the United States Congress has, to date, enacted relatively few laws expressly aimed at e-commerce, although many bills expressly aimed at e-commerce are currently pending. There is no assurance that these pending bills will become law or how they may impact us if they do. An example of one of the laws aimed at e-commerce enacted by the United States Congress, the Anticybersquatting Consumer Protection Act of 1999, seeks to help trademark owners protect their intellectual property against "cybersquatters" who register Internet domain names resembling famous trademarks in order to extort money from or defame the trademark owner. Another e-commerce-specific law enacted and entering into force recently that has had a considerable impact on e-commerce information gathering and dissemination practices has been the Children's Online Privacy Protection Act of 1998, which prevents unfair or deceptive practices in connection with the collection, use or disclosure of personally identifiable information about children. Many other privacy-related bills are currently pending in the United States Congress. Due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights, enforceability of contracts and information security. Because our services are accessible worldwide, and we facilitate sales of goods to users worldwide, any jurisdiction in which our services can be accessed or are used may seek to impose its laws on us and to enforce those laws in proceedings in those countries where we could be forced to defend ourselves. Please see "Business--Government Regulation."

THE IMPOSITION OF SALES AND OTHER TAXES ON OUR BUSINESS OR ON PRODUCTS WE OFFER TO OUR MEMBERS AND ON INTERNET SERVICES GENERALLY COULD IMPAIR THE GROWTH OF ELECTRONIC COMMERCE

We do not collect sales or other similar taxes with respect to goods sold through our service. However, one or more states or countries may seek to impose sales tax collection obligations on out-of-state companies which engage in or facilitate online commerce, and a number of proposals have been made at the Federal, state and local level, as well as in foreign jurisdictions, that would impose additional taxes on the sale of goods and services through the Internet. The federal Internet tax moratorium is set to expire in October 2001 and there is no assurance that this will be extended. States are also seeking Congressional authority to impose state sales taxes on out-of-state Internet purchases. Should either the federal tax moratorium not be extended, or states be permitted to levy and collect sales taxes on Internet transactions, this could substantially impair the growth of electronic commerce, and could harm our opportunity to derive financial benefit from such activities. Moreover, a successful assertion by one or more states or any foreign country that we should collect sales or other taxes on the exchange of merchandise on our system could harm our business, financial condition and results of operations. Please see "Business--Government Regulation."

OUR FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS COULD HARM OUR BRAND-BUILDING EFFORTS AND ABILITY TO COMPETE EFFECTIVELY

We regard the protection of our copyrights, service marks, trademarks, trade dress and trade secrets as critical to our future success, and rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect our proprietary rights in products and services. We have applied for registration of the service marks Take2Auction and TaketoAuction.com (Design) with the U.S. Patent and Trademark Office. We have also applied for a U.S. patent registration on our method for providing merchandise to online auction sites. The patent may not be issued to us, or, if issued, it may not provide us with all of the protections that we have sought. Please see "Business--Intellectual Property Rights."

We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with parties with which we conduct business to limit access to and disclosure of our proprietary information. These contractual arrangements or the other steps taken by us to protect our intellectual property may be insufficient to prevent misappropriation of our technology and may not deter independent third-party development of similar technologies. To date, we have not been notified that our technologies infringe the proprietary rights of third parties, but third parties may claim infringement by us with respect to past, current or future technologies. We expect that participants in our markets will be increasingly subject to infringement claims as the number of services and competitors in our industry segment grows. Any such claim, whether meritorious or not, could be time-consuming, result in costly litigation, cause service upgrade delays or require us to enter into royalty or licensing agreements. These royalty or licensing agreements might not be available on terms that are acceptable or favorable to us. As a result, any such claim could harm our business, financial condition and results of operations. Please see "Business--Intellectual Property Rights."

THE ISSUANCE AND ENFORCEMENT OF BROAD PATENTS COULD FORCE US TO MAKE CERTAIN CHANGES IN THE WAY WE IMPLEMENT OUR BUSINESS MODEL

The U.S. Patent Office in recent years issued several business-method patents having an impact on business conducted on the Internet, among them the business-method patents relating to "one click" on-line shopping transactions (i.e. the ability to complete on-line transactions with a single mouse click) and "affiliate" transactions (whereby third party affiliates provide certain services, including book reviews, on-line) issued to Amazon.com. Some patent holders, such as Amazon.com, have been quick to sue on these patents. In AMAZON.COM, INC. V. BARNESANDNOBLE.COM, INC., Amazon.com was initially successful in obtaining an injunction in its favor in the trial court, although the injunction was subsequently vacated on appeal and the case has been remanded for further proceedings. Ready access to business method patents and successful enforcement in court could have a significant impact on the development of e-commerce and the access to and use of certain critical online technology. Recognizing the need for careful consideration of such patent applications, the Business Method Patent Improvement Act of 2000 (H.R. 5364) introduced late in 2000 seeks to improve the Patent and Trademark Office's handling of business method patent applications. While we do not believe that any of the business process patents issued to date will directly impact the way we conduct our business, there are no assurances that the U.S. Patent Office will not issue additional business-method patents which could have an adverse impact on our business, forcing us to modify some of our business activities in order to avoid possible future claims of patent infringement. The recent granting of such patents is still being challenged. Furthermore, the likelihood and ability to enforce such broad patents remains undetermined. Nonetheless, the continued granting of such broad patents could, in the future, force us to change our method of advertising, as well as other important aspects of our business, or face the risk of litigation.

WE MAY NOT BE ABLE TO MAINTAIN A LISTING ON THE AMERICAN STOCK EXCHANGE, SO YOU MAY NOT BE ABLE TO SELL YOUR SHARES EASILY

We obtained a waiver from the American Stock Exchange ("AMEX") listing requirements in order to list our shares. If we are unable to maintain this listing in the future, we believe that our common shares may then trade on the over-the-counter market in the so-called "pink sheets" or the OTC Bulletin Board, which was established for securities that do not meet the AMEX's and other exchanges' listing requirements. In such event, our shares may be difficult or impossible to sell. Specifically, selling our common shares would be more difficult because smaller quantities of common shares could be bought and sold, transactions could be delayed, and coverage of us by securities analysts and news media may be reduced. As a result, shareholders may not be able to sell their shares, which illiquidity may cause a decreased trading price, cause larger spreads in the bid and ask price for our common shares and restrict our ability to issue additional securities or to secure additional financing. In order to maintain a listing, AMEX examines, typically on a quarterly basis, the financial condition and/or operating results for a listed company, the public distribution or aggregate market value of a listed company's shares, as well as various other aspects of a listed company's compliance with AMEX's requirements. Although AMEX has wide discretion regarding the enforcement of the requirements for maintaining a listing, there can be no assurance that we will be able to satisfy these requirements and maintain our listing. As of March 28, 2001, we have not been notified by AMEX of any violation in its listing requirements previously waived by AMEX.

INVESTORS MAY BE UNABLE TO SELL OUR COMMON SHARES BECAUSE OF THE LOW PRICE

Although we are listed on the AMEX, we cannot assure you that we will be able to maintain this listing. In such event, our shares may trade only on the over-the-counter market in the so-called "pink sheets" or on the OTC Bulletin Board. The effects of not being eligible for trading on the AMEX include the limited release of the market prices of our stock and limited news coverage of us. Ineligibility may also restrict investors' interest in our stock and materially adversely affect the trading market and prices for our stock and our ability to issue additional securities or to secure additional financing.

IF THE TRADING PRICE OF OUR COMMON STOCK DROPS BELOW A CERTAIN LEVEL WE MAY BECOME SUBJECT TO THE PENNY STOCK RULE

If the trading price of our common stock is less than $5.00 per share, our common stock could become subject to Rule 15(g) under the Securities and Exchange Act of 1934, as amended. That rule, otherwise known as the "Penny Stock Rule," requires that broker-dealers satisfy special sales practice requirements, including making individualized written suitability determinations and receiving purchasers' written consents, prior to any transaction. If our common stock is deemed to be a penny stock under the Securities Enforcement and Penny Stock Reform Act of 1990, this would require additional disclosure in connection with trades in our common stock, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. Such requirements could severely limit the liquidity of our common stock, the ability of broker-dealers to sell our common shares and the ability of purchasers in this offering to sell their securities in the secondary market. As of the close of business on March 28, 2001, our share price was $0.40.

WE MAY BE UNABLE TO SELL SHARES IN SOME STATES IN FUTURE OFFERINGS DUE TO BLUE SKY REGULATIONS

If we become unable to list our shares on the AMEX, we will attempt to register and trade on another national exchange. If that proves unsuccessful, we will have to register the common shares in any state where we desire to sell our common shares. We must also register our officers and directors as broker dealers in any state in which we seek to sell our common shares or seek an exemption to such registration. If a registration of the common shares in various states is not approved, it will not be possible for us to sell the common shares in those states. In such an event, we intend to use our best efforts to register in every state where we believe there is a significant market for our common shares. Should any or all common share registrations not be approved, this would prohibit us from selling the common shares offered for sale in such jurisdictions, would make it more difficult for you to sell your common shares generally and could adversely affect the overall success of those future offerings.

POSSIBLE VOLATILITY OF OUR STOCK PRICE COULD HARM OUR SHAREHOLDERS

The stock markets in general, and the market for Internet-related and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. The trading prices of many technology stocks are at or near historical highs and reflect valuations substantially above historical levels. These trading prices and valuations may not be sustained. These broad market and industry factors may harm the market price of our common shares, regardless of our operating performance. Market fluctuations, as well as general political and economic conditions such as recession or interest rate or currency rate fluctuations, may also harm the market price of our common shares. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against the company. This litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which would harm our business, financial condition and results of operations.

CONTROL BY PRINCIPAL SHAREHOLDERS, EXECUTIVE OFFICERS AND DIRECTORS COULD HARM OUR SHAREHOLDERS

As of March 28, 2001, our executive officers and directors and greater-than-five-percent shareholders, in the aggregate, own approximately 52% of the outstanding common shares. Further, our bylaws provide for a classified board of directors, which is controlled by our founders. This means that the board of directors is divided into three classes of directors serving staggered three-year terms. As a result, approximately one-third of the board of directors will be elected each year. This makes it more difficult to gain control of the board of directors and may delay, defer or prevent a change in control of our company. As a result, the executive officers, directors and greater-than-five-percent shareholders, acting together, will have the ability to control most, if not all, matters submitted to shareholders and directors for approval (including the election and removal of directors and officers and any merger, consolidation or sale of all or substantially all of our assets) and to control our management and affairs. Accordingly, this concentration of ownership, as well as the classified board of directors, may have the effect of delaying, deferring or preventing a change in our control, impede a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain our control, which in turn could harm the market price of our common shares. The following four individuals own greater than 5% of Take to Auction:
Horacio Groisman (Vice Chairman and Director); Albert Friedman (President, CEO and Director); Hugo Calemczuk (Director); and Magdalena Zafir. In addition, Ilia Lekach (Chairman and Director) owns all of Pacific Investments, which in turn owns greater than 5% of Take to Auction. E Com Ventures, Inc., a company related through a common chairman of the board also beneficially owns greater than 5% of Take To Auction. Please see "Management" and "Principal Shareholders."

WE WILL NEED TO RAISE ADDITIONAL CAPITAL WHICH MAY AFFECT OUR SHAREHOLDERS, AND OUR BUSINESS WILL BE HARMED IF WE ARE UNABLE TO OBTAIN ADDITIONAL CAPITAL

We currently anticipate that our available funds will be sufficient to meet our anticipated needs for working capital, capital expenditures and business expansion through at least June 30, 2001. Thereafter, we will need to raise additional funds. We may need to raise additional funds sooner in order to fund more rapid expansion, to develop new or enhanced services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If additional funds are raised through the issuance of equity or convertible debt securities, our shareholders' percentage ownership will be reduced, and these securities may have rights, preferences and privileges senior to those of the common shares. Additional financing may not be available on terms favorable to us or at all. If we are unable to maintain our listing of common stock on the AMEX, it may be more difficult to raise additional funds. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund our expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Our inability to raise additional capital on acceptable terms could harm our business, financial condition and results of operations. Please see "Management's Discussion and Analysis of Financial Conditions and Results of Operations--Liquidity and Capital Resources."

                               RECENT DEVELOPMENTS

As of January 15, 2001, we increased the minimum membership fee to $500.00 ($100.00 prior to January 15, 2001). We believe that our members' success rate will be higher at a $500.00 minimum level as opposed to the $100.00 minimum level because there will be less competition at a lower dollar threshold as these members will be able to choose products from a larger inventory base. In addition, we believe that we can offer more items with a greater profit margin to our members, which in turn, allows us to generate higher revenues and profit margins. Although, we anticipate a decrease in our member growth, we will need to dedicate less resources to support our members, such as customer service, purchasing and inventory.

ITEM 2. PROPERTIES

Our principal administrative, marketing and product development facilities are located in approximately 11,000 square feet of leased office space in Fort Lauderdale, Florida. Currently, we are lessees under a five-year lease expiring in 2005. Monthly lease payments during the initial term of the lease are approximately $14,500. We believe that our current facilities will be adequate to meet our current and future needs.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any formal legal proceedings. However, a breach of contract lawsuit has been threatened by USinternetworking, Inc. ("USi"), a developer of Web sites. We signed a contract, effective as of September 23, 1999, with USi for the development of our second generation user interface, as well as certain other services (the "USi Agreement"). During December 1999, we notified USi that we were terminating the USi Agreement (as per the terms of the USi Agreement) for material breach of USi's obligations thereunder. The parties discussed a resolution of the matter, although no discussions have occurred as of late. We believe that we have meritorious defenses, as well as counterclaims, to any claim which may be brought by USi, and if any such claim is brought, we will defend it vigorously. However, if USi successfully pursues its claim against us, it may have a material adverse effect on us and the operation of our business.

In approximately the middle of December, 2000, we discovered that erroneous information regarding insider sales was displayed on a Yahoo! website, from information supplied by First Call, a Thomson Financial Company ("First Call"). For approximately four days, the Yahoo! website listed the insider sales of another company under our name. We contacted Yahoo! and First Call as soon as we became aware of the problem, which was rectified after trading hours on December 14, 2000. However, during the posting of such information, our stock price dropped precipitously. On February 15, 2001, we delivered a demand letter to both Yahoo! and First Call regarding the incident. Subsequently, we determined not to pursue claims against Yahoo! We are currently awaiting a response from First Call to our demand letter. We will proceed accordingly based upon First Call's response.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock, $0.001 par value ("Common Stock") is traded on the American Stock Exchange under the symbol TTA. The following table sets forth the high and low closing sales prices for our Common Stock for the periods indicated, as reported by the American Stock Exchange.

FISCAL 2000                         HIGH              LOW
- -----------                         ----              ---

First Quarter                          *                *
Second Quarter                      $8.625           $6.375
Third Quarter                       $8.813           $6.063
Fourth Quarter                      $6.375           $1.000

As of March 28, 2001, there were 29 holders of record, which excluded common stock held in street name, of the 7,438,889 outstanding shares of Common Stock. The closing sales price for the Common Stock on March 28, 2001 was $0.40 per share.

* We completed our initial public offering on June 12, 2000 and, therefore, first quarter data is not applicable.

DIVIDEND POLICY

We have not declared or paid any dividends on our Common Stock and do not currently intend to declare or pay cash dividends in the foreseeable future. Payment of dividends, if any, will be at the discretion of the Board of Directors after taking into account various factors, including our financial condition, results of operations, current and anticipated cash needs and plans for expansion.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with, and are qualified by reference to, the financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this annual report. The financial statement data as of December 31, 2000 and 1999 and for the fiscal year ended 2000 and for the period from June 2, 1999 (date of inception) through December 31, 1999 are derived from, and are qualified by reference to, the audited financial statements of Take to Auction (which report includes an explanatory paragraph related to our ability to continue as a going concern) included elsewhere in this annual report.

                            SELECTED FINANCIAL DATA

                                                                        For the period
                                                                       from June 2, 1999
                                                   For the            (date of inception)
                                                  year ended                through
                                               December 31, 2000        December 31, 1999
                                               -----------------      --------------------
Statement of Operations Data:
     Net revenues                                 $ 6,009,146             $    73,824
     Cost of net revenues                           7,328,395                 140,639
                                                  -----------             -----------
        Gross margin                               (1,319,249)                (66,815)
                                                  -----------             -----------

     Operating expenses:
        General and administrative                  3,414,804                 383,630
        Auction fees                                  463,441                   5,727
        Sales and marketing                           235,001                  19,061
        Fulfillment                                   437,113                  41,792
        Web site development expenses                 232,047                  32,637
                                                  -----------             -----------
        Total operating expenses                    4,782,406                 482,847
                                                  -----------             -----------

     Net loss from operations                      (6,101,655)               (549,662)

     Interest, net                                    223,331                      --
                                                  -----------             -----------
     Net loss                                     $(6,324,986)            $  (549,662)
                                                  ===========             ===========

     Basic and diluted loss per share             $     (0.93)            $     (0.10)
                                                  ===========             ===========

     Weighted average number of common
        shares outstanding                          6,793,002               5,696,766
                                                  ===========             ===========


                                               December 31, 2000        December 31, 1999
                                               -----------------        -----------------
Balance Sheet Data:
     Cash and cash equivalents                    $ 1,086,149             $   856,949
     Working capital                                3,019,809               1,288,032
     Total assets                                   5,890,253               2,579,739
     Shareholders' equity                           4,121,587               1,150,338




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We provide our members with a total solution for taking items to online auction sites. Our revenues are derived from membership credits purchased by our members, from additional credits purchased by existing members, from sales of product through our members at auction, from selling products directly to our members, registered users and non-registered users through TTA Direct and from shipping and handling fees. We believe that our free banner advertising on our individual auction listings, as well as, word of mouth and repeat business from existing members are the most effective means of implementing our growth strategy. Members purchase membership credits to enable them to select items to take to an online auction site. Each annual membership costs a minimum of $500.00 ($100.00 prior to January 15, 2001) ("the Membership Value") and allows a member to take any number of items which have an aggregate value of their Membership Value or less from our Web site to an online auction site for one week at a time.

In order for a member to recoup his or her entire membership fee, he or she must earn an amount equal to their Membership Value from auctions over the course of the one-year membership term. By accumulating additional credits, the member will be eligible to list multiple items and/or items that have greater value. The total number of credits and, consequently, our revenues depend upon our members' interest in listing multiple items at one time or seeking more valuable merchandise. That is because the more credits a member purchases, the more (both in number and value) items he or she can send to auction and the more revenues are generated by Take to Auction.

If members want to select items which have an aggregate value greater than their Membership Value, additional credits may be purchased within the first six months of the member's membership term. Each credit beyond the initial membership fee costs $1.00. The cost of additional credits will be prorated based on when they are purchased within the members' membership term and may be purchased in $25.00 credit increments. Members may purchase these additional credits by either using their credit card or by using their accumulated profits in their membership account. Members may choose to cash-out and receive a check from us for their accumulated profits from successful auctions at the end of every month by clicking on a screen prompt.

Our rate of expense growth will follow revenue growth and will be primarily driven by increases in membership and by the volume of online transactions completed by existing members. That is because the more members we have, the more expenses we incur, such as listing fees, customer service expenses, success fees and warehouse expenses.

RESULTS OF OPERATIONS

We were incorporated on June 2, 1999, and we were a development stage enterprise through March 31, 2000. During the second quarter of fiscal 2000, our planned principal operations commenced and, therefore, we are no longer considered to be in the development stage. The results for the fiscal year ended December 31, 1999 are from June 2, 1999 (date of inception) through December 31, 1999.

NET REVENUES. Net revenues include the membership fees charged to our members, prorated over the annual membership term, the sale of products to our members upon a successfully completed auction, the sale of products to our registered users (members and non-members) and non-registered users through TTA Direct and shipping and handling fees. Revenues generated during the year ended December 31, 1999 were during our development stage. Net revenues increased approximately $5.9 million to approximately $6.0 million for the year ended December 31, 2000 from approximately $0.1 million for the year ended December 31, 1999. Auction revenues accounted for the majority of the change with an increase in revenue of approximately $5.0 million to approximately $5.1 million for the year ended December 31, 2000 from approximately $0.1 million for the year ended December 31, 1999. We had approximately 52,000 completed transactions (approximately 205,000 total auctions posted) and approximately 600 completed transactions (approximately 1,800 total auctions posted) during the years ended December 31,

2000 and 1999, respectively, at an average net sale price of approximately $98 and $97, respectively. For the year ended December 31, 2000, membership revenue increased approximately $454,000 to approximately $463,000 from approximately $9,000 for the year ended December 31, 1999. This is primarily the result of our membership base increasing to approximately 2,500 from approximately 100 as of December 31, 2000 and 1999, respectively. For the year ended December 31, 2000, shipping and handling fees increased approximately $446,000 to approximately $450,000 from approximately $4,000 for the year ended December 31, 1999, resulting primarily from the increase in the fulfillment of completed transactions discussed above.

COST OF NET REVENUES. Cost of net revenues consist primarily of the cost of the merchandise sold and outbound shipping costs related to those items. Cost of net revenues increased approximately $7.2 million to approximately $7.3 million for the year ended December 31, 2000 from approximately $0.1 million for the year ended December 31, 1999. Cost of net revenues as a percentage of revenues were approximately 122% and 191% during the years ended December 31, 2000 and 1999, respectively. The majority of our negative margins were attributable to offering our current members discounted pricing to promote our brand. We believe that our gross margins will continue to improve as we improve our supply chain management, including buying directly from the manufacturers and taking advantage of volume purchase discounts and manufacturer rebates. We expect to realize positive margins from the sale of products in the future, however, we cannot assure you that this will be the case.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses increased approximately $3.0 million to approximately $3.4 million for the year ended December 31, 2000 from approximately $0.4 million for the year ended December 31, 1999. The increase in general and administrative expenses resulted primarily from costs associated with additional personnel and operating expenses necessary to support the Company's growth after our development stage, which ended March 31, 2000. We believe that the majority of our infrastructure is currently in place and we expect general and administrative expenses, as a percentage of net revenues, to decrease in the future.

AUCTION FEES. Auction fees consist of fees incurred by us for posting and selling items at online auction sites. Auction fees increased approximately $457,000 to approximately $463,000 for the year ended December 31, 2000 from approximately $6,000 for the year ended December 31, 1999. This increase directly resulted from the increased transaction volume discussed above. Auction fees will continue to increase as the number of items listed and sold at online auction sites increase through our increased membership base and from future increases in auction fees charged to us by the online auction companies.

SALES AND MARKETING. Sales and marketing expenses consist of fees incurred for advertising and promotion of our brand during our development stage. Sales and marketing increased $216,000 to approximately $235,000 for the year ended December 31, 2000 from approximately $19,000 for the year ended December 31, 1999. The majority of the costs incurred were non-recurring in nature and resulted from the promotion of our brand during our development stage and our initial web site launch in June 2000. We use "word-of-mouth" referrals and e-mail promotions to targeted buyers of our merchandise posted on online auction sites to expand our membership community and, therefore, incur limited marketing costs to increase our membership base.

FULFILLMENT FEES. Fulfillment fees consist of fees incurred by us to warehouse, fulfill and ship products to the highest bidders for completed auctions as well as fees incurred by us for payment processing. Fulfillment fees increased approximately $395,000 to approximately $437,000 for the year ended December 31, 2000 from approximately $42,000 for the year ended December 31, 1999. This increase directly resulted from the increased transaction volume discussed above. Fulfillment fees will continue to increase as our sales of product increase.

WEB SITE DEVELOPMENT EXPENSES. Web site development expenses consist principally of expenses incurred to develop and maintain our network operations and systems and telecommunications infrastructure. Web site development expenses increased approximately $199,000 to $232,000 for the year ended December 31, 2000 from approximately $33,000 for the year ended December 31, 1999. Web site development expenses are expected to increase as we increase our network infrastructure to facilitate and maintain our operations.

INCOME TAXES. We provided a valuation allowance of approximately $2.4 million to provide fully for the net deferred tax assets since management believes that it is more likely than not that these amounts will not be realized due to our recurring losses.

NET LOSS. As a result of the factors discussed above, the net loss totaled approximately $6.3 million and $0.5 million for the years ended December 31, 2000 and 1999, respectively. We expect losses to continue through fiscal 2001, however, we expect to become profitable by the second quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements are acquiring merchandise and maintaining and improving our Web site. We have had negative cash flows since inception. Our working capital to date has been provided primarily by the proceeds from our initial capitalization of $1 million, other private placements, the issuance of the Notes (see below) and our initial public offering consummated in June 2000.

We used cash of approximately $7.8 million in operating activities for the year ended December 31, 2000. This was primarily the result of a loss of approximately $6.3 million, the increase in our inventory of approximately $3.0 million and the increase in prepaid expenses and other current assets of $0.5 million. During the year ended December 31, 2000, inventory levels were increased to support the growth in our membership base from approximately 50,000 credits as of December 31, 1999 to approximately 1.1 million credits as of December 31, 2000. The increase in prepaid expenses and other current assets primarily related to amounts advanced to suppliers for specialty purchased inventory of which a majority of this inventory has been received subsequent to December 31, 2000. The additional changes in other operating assets and liabilities were principally related to increases in accounts payable, accrued expenses and deferred revenue of approximately $1.4 million. We used cash of approximately $0.3 million in operating activities for the year ended December 31, 1999. This was primarily the result of a net loss of approximately $0.6 million, the increase in our inventory of approximately $0.2 million and the increase in accounts payable, accrued expenses and deferred revenue of approximately $0.4 million.

We used cash in investing activities of approximately $1.2 million and $0.2 million for the years ended December 31, 2000 and 1999, respectively, primarily related to the purchase of computer hardware and software and expenditures for leasehold improvements at our new corporate facility.

Cash provided by financing activities for the year ended December 31, 2000 was approximately $9.2 million. This was the result of net proceeds received from our initial public offering of approximately $9.4 million, proceeds received from our stock subscriptions receivable (relating to our initial capitalization) in the amount of approximately $0.6 million, and proceeds received from a convertible promissory note (the "Note") in the amount of $1 million from E Com Ventures, Inc., a company related through a common chairman of the board, offset by the repayment of another note (similar in all respects to the "Note") in the amount of $1 million and payments made for offering costs of approximately $0.8 million. Cash provided by financing activities for the year ended 1999 was approximately $1.4 million. This was the result of proceeds received from our stock subscriptions receivable (relating to our initial capitalization) in the amount of approximately $364,000, proceeds received from the sale of our common shares to SLI.com Ventures Ltd. in the amount of $350,000, proceeds received from the sale of our common shares to Dominion Income Management in the amount of $350,000, and proceeds received from an advance of $1,000,000 from E Com Ventures, Inc., offset by payments made for offering costs of approximately $668,000. The sale of common shares to SLI.com Ventures Ltd. and Dominion Income Management was not part of the August 26, 1999 $1 million initial capitalization.

We had two $1 million convertible promissory notes from E Com Ventures, Inc. One of the notes was converted into 138,889 shares of our Common Stock on June 16, 2000, and the other note was repaid in full on June 20, 2000. As of December 31, 2000, there was no debt facility available to us.

On October 12, 2000, we advanced E Com Ventures, Inc. $500,000. This amount bore interest at the prime rate and was due on December 31, 2000. E Com Ventures, Inc., repaid the principal and accrued interest in full on December 28, 2000.

During November 2000, the Company loaned its Chairman of the Board approximately $100,000. During March 2001, a $25,000 principal payment was made. This amount is due on demand and accrues interest at the prime rate plus two percent.

We believe that the net proceeds generated from our initial public offering will be sufficient to finance our current and anticipated operations through June 2001. We have incurred net losses since inception, and our ability to ultimately obtain profitable operations is dependent upon future events, including without limitation, achieving a level of revenues at positive gross margins and obtaining financing adequate to support our cost structure. We are in the process of negotiating an asset-based line of credit utilizing our existing inventory as the collateral base and raising additional funds through the private offering of our common shares. Although we believe that our business strategy, this line of credit and/or this private offering of our common shares will provide us with sufficient operating cash flow by that point in time and through fiscal 2001, there can be no assurance that such business strategy will be successfully implemented, that it will be completed in a timely manner, that funding on the asset based line of credit or private offering will be successfully completed or that our future cash flows will be sufficient to meet all of our obligations and commitments. The failure to generate such sufficient cash flow could significantly adversely affect the market value of our common stock and the operation of our business, results of operations and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our market risk exposure with respect to financial instruments is to changes in the "prime rate" in the United States. We have loan receivables, due on demand, from two shareholders in the amount of $174,173 bearing interest at prime plus two percent. We have short-term financial instruments, primarily investments, which are sensitive to changes in interest rates. Our investments are classified as cash equivalents. The average interest rate on these investments during the fiscal year ended December 31, 2000 was approximately 6.56%. As of December 31, 2000, we had no long-term investments.

ITEM 8.   FINANCIAL STATEMENTS


TAKE TO AUCTION.COM, INC.
INDEX TO FINANCIAL STATEMENTS


                                                                                             Page
                                                                                             ----

Independent Auditors' Report ...........................................................      31

Balance Sheets as of December 31, 2000 and 1999 ........................................      32

Statements of Operations for the year ended December 31, 2000 and for the period from
June 2, 1999 (date of inception) through December 31, 1999 .............................      33

Statements of Changes in Shareholders' Equity for the year ended December 31, 2000
and for the period from June 2, 1999 (date of inception) through December 31, 1999 .....      34

Statements of Cash Flows for the year ended December 31, 2000 and for the period
from June 2, 1999 (date of inception) through December 31, 1999 ........................      35

Notes to Financial Statements ..........................................................      36


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Shareholders of Take to Auction.com, Inc.

We have audited the accompanying balance sheets of Take to Auction.com, Inc. (the "Company") as of December 31, 2000 and 1999, and the related statements of operations, changes in shareholders' equity and cash flows for the year ended December 31, 2000 and for the period from June 2, 1999 (date of inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Take to Auction.com, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the year ended December 31, 2000 and for the period from June 2, 1999 (date of inception) through December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses since inception, and its ability to ultimately obtain profitable operations is dependant upon future events, including achieving a level of revenues at positive gross margins and obtaining financing adequate to support the Company's cost structure. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

DELOITTE & TOUCHE LLP
Certified Public Accountants


Miami, Florida
March 16, 2001

                            TAKE TO AUCTION.COM, INC.
                                 BALANCE SHEETS



                                                                DECEMBER 31,       DECEMBER 31,
                                                                    2000               1999
                                                                ------------       ------------
                                  ASSETS

Current assets:
     Cash and cash equivalents                                  $  1,086,149       $    856,949
     Accounts receivable                                             100,123              5,964
     Shareholder receivables                                         174,173                 --
     Stock subscription receivable                                        --            635,466
     Inventory                                                     2,935,755            200,429
     Prepaid expenses and other current assets                       492,275             18,625
                                                                ------------       ------------
           Total current assets                                    4,788,475          1,717,433

Prepaid offering costs                                                    --            667,842
Property and equipment, net                                        1,091,255            186,041
Other                                                                 10,523              8,423
                                                                ------------       ------------
           Total assets                                         $  5,890,253       $  2,579,739
                                                                ============       ============

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                           $    774,093       $    289,719
     Accrued expenses                                                411,473             54,362
     Accrued professional fees                                        42,364             55,000
     Deferred revenue                                                540,736             30,320
                                                                ------------       ------------
           Total current liabilities                               1,768,666            429,401

Note payable to affiliate                                                 --          1,000,000
                                                                ------------       ------------
           Total liabilities                                       1,768,666          1,429,401
                                                                ------------       ------------

Commitments and Contingencies                                             --                 --

Shareholders' equity:
     Preferred shares, $0.001 par value, 10 million shares
        authorized, no shares issued and outstanding                      --                 --
     Common shares, $0.001 par value, 50 million shares
        authorized, 7,438,889 and 6,000,000 shares
        issued and outstanding, respectively                           7,439              6,000
     Additional paid-in capital                                   10,988,796          1,694,000
     Accumulated deficit                                          (6,874,648)          (549,662)
                                                                ------------       ------------
           Total shareholders' equity                              4,121,587          1,150,338
                                                                ------------       ------------
           Total liabilities and shareholders' equity           $  5,890,253       $  2,579,739
                                                                ============       ============




   The accompanying notes are an integral part of these financial statements.

                            TAKE TO AUCTION.COM, INC.
                            STATEMENTS OF OPERATIONS


                                                                         FOR THE PERIOD
                                                                        FROM JUNE 2, 1999
                                                    FOR THE            (DATE OF INCEPTION)
                                                   YEAR ENDED                THROUGH
                                                DECEMBER 31, 2000       DECEMBER 31, 1999
                                                -----------------      -------------------
Net revenues                                       $ 6,009,146             $    73,824
Cost of net revenues                                 7,328,395                 140,639
                                                   -----------             -----------
      Gross margin                                  (1,319,249)                (66,815)
                                                   -----------             -----------

Operating expenses:

   General and administrative expenses               3,414,804                 383,630
   Auction fees                                        463,441                   5,727
   Sales and marketing                                 235,001                  19,061
   Fulfillment                                         437,113                  41,792
   Web site development expenses                       232,047                  32,637
                                                   -----------             -----------
      Total operating expenses                       4,782,406                 482,847
                                                   -----------             -----------

Net loss from operations                            (6,101,655)               (549,662)

Interest expense, net                                 (223,331)                     --
                                                   -----------             -----------
Net loss                                           $(6,324,986)            $  (549,662)
                                                   ===========             ===========

Basic and diluted loss per common share            $     (0.93)            $     (0.10)
                                                   ===========             ===========

Weighted average number of common
   shares outstanding                                6,793,002               5,696,766
                                                   ===========             ===========






   The accompanying notes are an integral part of these financial statements.

                            TAKE TO AUCTION.COM, INC.
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
          FOR THE YEAR ENDED DECEMBER 31, 2000 AND FOR THE PERIOD FROM
           JUNE 2, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 1999

                                                          COMMON SHARES             ADDITIONAL
                                                    --------------------------        PAID-IN        ACCUMULATED
                                                     SHARES           AMOUNT          CAPITAL          DEFICIT            TOTAL
                                                    ---------      -----------      -----------      -----------       -----------
Balance at June 2, 1999 (date of inception)         5,428,572      $     5,429      $   994,571      $        --       $ 1,000,000

Issuance of common shares                             571,428              571          699,429               --           700,000

Net loss for the period from June 2, 1999
   (date of inception) through
   December 31, 1999                                       --               --               --         (549,662)         (549,662)
                                                    ---------      -----------      -----------      -----------       -----------
Balance at December 31, 1999                        6,000,000            6,000        1,694,000         (549,662)        1,150,338

Issuance of common shares, net of offering costs    1,300,000            1,300        7,907,574               --         7,908,874

Issuance of warrants                                       --               --          630,200               --           630,200

Note payable converted to common shares               138,889              139          757,022               --           757,161

Net loss for the year ended December 31, 2000              --               --               --       (6,324,986)       (6,324,986)
                                                    ---------      -----------      -----------      -----------       -----------
Balance at December 31, 2000                        7,438,889      $     7,439      $10,988,796      $(6,874,648)      $ 4,121,587
                                                    =========      ===========      ===========      ===========       ===========








   The accompanying notes are an integral part of these financial statements.

                           TAKE TO AUCTION.COM, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                      FOR THE PERIOD
                                                                                    FROM JUNE 2, 1999
                                                                 FOR THE           (DATE OF INCEPTION)
                                                                YEAR ENDED               THROUGH
                                                             DECEMBER 31, 2000       DECEMBER 31, 1999
                                                             -----------------     -------------------
Cash flows from operating activities:
     Net loss                                                  $ (6,324,986)            $   (549,662)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation and amortization                                287,060                    4,886
       Amortization of stock purchase warrants                      319,161                       --
       Inventory writedown                                          291,127                   39,000
       Fair value of warrants issued to consultants                  68,200                       --
     Change in operating assets and liabilities:
       Accounts receivable                                          (94,159)                  (5,964)
       Shareholder receivables                                     (174,173)                      --
       Inventory                                                 (3,026,453)                (239,429)
       Prepaid expenses and other current assets                   (473,650)                 (18,625)
       Other assets                                                  (2,100)                  (8,423)
       Accounts payable                                             484,374                  289,719
       Accrued expenses                                             357,111                   54,362
       Accrued professional fees                                    (12,636)                  55,000
       Deferred revenue                                             510,416                   30,320
                                                               ------------             ------------
          Net cash used in operating activities                  (7,790,708)                (348,816)
                                                               ------------             ------------

Cash flows from investing activities:
     Purchase of property and equipment                          (1,192,274)                (190,927)
                                                               ------------             ------------
          Net cash used in investing activities                  (1,192,274)                (190,927)
                                                               ------------             ------------

Cash flows from financing activities:
     Proceeds from issuance of common stock                      10,045,596                1,064,534
     Borrowings from affiliate                                    1,500,000                1,000,000
     Payments on borrowings to affiliate                         (1,500,000)                      --
     Payments for offering costs                                   (833,414)                (667,842)
                                                               ------------             ------------
          Net cash provided by financing activities               9,212,182                1,396,692
                                                               ------------             ------------

Net increase in cash and cash equivalents                           229,200                  856,949

Cash and cash equivalents at beginning of period                    856,949                       --
                                                               ------------             ------------
Cash and cash equivalents at end of period                     $  1,086,149             $    856,949
                                                               ============             ============



Supplemental cash flow information:

o    No amounts were paid for income taxes during 2000 and 1999.

o During the years ended December 31, 2000 and 1999, interest paid was approximately $50,000 and $0, respectively.

o During the year ended December 31, 2000, the Company recorded $630,200 to additional paid-in capital in connection with the issuance of stock purchase warrants.

o During the year ended December 31, 2000, a $1 million note payable, net of amortization related to warrants of $242,839, was converted into 138,889 shares of common stock.

o During the year ended December 31, 2000, $635,466 of the $1 million initial capitalization, recorded as Stock Subscription Receivable as of December 31, 1999, was paid in full.

   The accompanying notes are an integral part of these financial statements.

TAKE TO AUCTION.COM, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS:

Take to Auction.com, Inc. (the "Company") was incorporated in the State of Florida on June 2, 1999. The Company offers its members a total solution for taking merchandise to online auctions. The Company also operates a division under the name TTA Direct, which provides an outlet to sell items directly to its members, as well as non-members and a division under the name TTA Motors, as an online independent dealer of motor vehicles.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES:

Significant accounting policies and practices used by the Company in the preparation of the accompanying financial statements are as follows:

BASIS OF PRESENTATION

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company has incurred net losses since inception in the amount of approximately $6.9 million. This factor, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's continuation as a going concern is dependent upon future events, including achieving a level of revenues at positive gross margins and obtaining financing adequate to support the Company's cost structure. The Company believes that the net proceeds generated from its initial public offering will be sufficient to finance its current and anticipated operations through June 2001. The Company is in the process of negotiating an asset-based line of credit utilizing its existing inventory base as collateral and raising additional funds through private offerings of its common shares, the proceeds of which will be used toward its working capital. However, there can be no assurance that such financings will be successful or that the ultimate proceeds will prove to be adequate.

Effective August 26, 1999, the Company declared a share dividend of an aggregate of 6,993,000 common shares, $0.001 par value, immediately payable to its shareholders of record in order to effect the equivalent of a 1,000-for-1 stock split to increase the number of common shares outstanding from 7,000 shares to 7,000,000 shares. On November 3, 1999, the Company declared a share dividend of an aggregate of 10,263,158 common shares, $0.001 par value, immediately payable to its shareholders of record in order to effect the equivalent of a 2.326530644-for-1 stock split to increase the number of common shares outstanding from 7,736,842 shares to 18,000,000 shares. On May 4, 2000, the Company declared a 1-for-3 reverse stock split to decrease the number of common shares outstanding from 18,000,000 to 6,000,000 shares. Shareholders' equity gives retroactive recognition to the stock splits as of June 2, 1999.

MANAGEMENT ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

TAKE TO AUCTION.COM, INC.
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED):

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share is computed by dividing the net loss available to common shareholders for the period by the weighted average number of common shares outstanding for the period. The calculation of basic and diluted net loss per share excludes 132,519 common shares issuable upon exercise of employee stock options during fiscal 2000 as the effect of the exercise would be antidilutive.

INVENTORY

Inventory, consisting of finished goods, is stated at the lower of cost or market, cost being determined based on a moving weighted average cost basis which approximates the first-in, first-out method. The cost of inventory includes product cost and freight charges. The Company recorded inventory writedowns of approximately $291,000 and $39,000 for the year ended December 31, 2000 and for the period from June 2, 1999 (date of inception) through December 31, 1999, respectively, to reduce the carrying value of inventory to its net realizable value. Provision for potentially slow moving or damaged inventory is recorded based on management's analysis of inventory levels, turnover ratios and through specific identification of slow moving merchandise.

PROPERTY AND EQUIPMENT

Property and equipment is carried at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets. Costs of major additions and improvements are capitalized and expenditures for maintenance and repairs which do not extend the useful life of the asset are expensed when incurred. Gains or losses arising from sales or retirements are included in income currently. The Company reviews its long-lived assets for impairment on a periodic basis and records an impairment loss to operations if the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset. An impairment loss would be recognized to reduce the carrying amount of the impaired asset to its fair value. As of December 31, 2000, no such impairment losses have been recorded.

TAKE TO AUCTION.COM, INC.
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED):

SOFTWARE DEVELOPMENT COSTS

In accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and Emerging Issues Task Force 00-2, "Accounting For Web Site Development Costs", the Company capitalizes acquired and internally developed or modified software solely to meet the Company's internal needs integral to the Company's Web site. The Company capitalizes certain internal and external costs directly associated with developing or modifying the internal use software, which begins with the application development stage and ends when the project is substantially complete and ready for its intended use. The ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, estimated economic life and changes in software and hardware technologies.

REVENUE RECOGNITION

Revenues from membership fees are deferred at the time of billing and are recognized ratably over the term of annual membership. Revenues related to auction sales and sales of products sold directly to our members and registered users are recorded at the sales price to the member and recognized at the time that the product is shipped. Revenues related to shipping and handling fees are recognized at the time that the product is shipped to the highest bidder, member or registered user. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," providing guidance with respect to revenue recognition issues and disclosures. The Company believes that its existing accounting policies comply with the requirements of this published guidance.

SALES AND MARKETING EXPENSES

Marketing and sales expenses, which consist primarily of advertising and promotional costs, are charged to operations as incurred.

START UP COSTS

The Company expensed all start up costs as incurred.

INCOME TAXES

The Company utilizes the asset and liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when it is more likely than not that some or all of the deferred tax assets will not be realized.

TAKE TO AUCTION.COM, INC.
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED):

SIMPLE IRA PLAN

The Company sponsors the Take to Auction.com, Inc. SIMPLE IRA Plan (the "Plan"), a defined contribution plan provided pursuant to the requirements of the Internal Revenue Code of 1986, as amended. All employees eligible to participate may enter the Plan as of the first day of any month. Participants may make pre-tax contributions to the Plan subject to a statutorily prescribed annual limit. The Company is required to make matching contributions, not to exceed 3% of a participant's annual compensation, to the Plan. Each participant is fully vested in their account, including the participant's contributions, the Company's matching contribution and the investment earnings thereon. Contributions by the participants or by the Company to the Plan, and the income earned on such contributions, are generally not taxable to the participants until withdrawn. Contributions by the Company are generally deductible by the Company when made. The participant's and the Company's contributions are held in an IRA. The Company accrued a matching contribution to the Plan as of December 31, 2000 and 1999 of approximately $30,000 and $5,100, respectively, which represents the total contributions made to the Plan by the Company for the year ended December 31, 2000 and for the period from June 2, 1999 (date of inception) through December 31, 1999, respectively.

WARRANTS

As required by Statement of Financial Position No. 123, ("SFAS No. 123") the Company accounts for warrants issued to non-employees not issued in conjunction with debt by amortizing the fair value of such warrants over the vesting period. During fiscal 2000, expense related to such warrants was $68,200 and is included in general and administrative expenses in the accompanying statement of operation.

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), establishes standards for recording and displaying comprehensive income and its components. SFAS No. 130 requires certain components of equity to be recorded as other comprehensive income. The Company has no other comprehensive income during the fiscal year ended December 31, 2000 or the period from June 2, 1999 (date of inception) through December 31, 1999.

SEGMENT REPORTING

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), establishes standards for public business enterprises to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operated in one operating segment during 2000 and 1999.

RECLASSIFICATIONS

Certain reclassifications to the Company's 1999 financial statements were made to conform them to classifications used in 2000.

TAKE TO AUCTION.COM, INC.
NOTES TO FINANCIAL STATEMENTS-(CONTINUED):

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED):

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137 ("SFAS No. 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133." SFAS No. 137 defers for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000 and requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. The Company will adopt SFAS No. 133 as required in fiscal 2001. The Company believes the adoption of this Statement will not have a material effect on the earnings and financial position of the Company.

NOTE 3. INITIAL PUBLIC OFFERING

Effective June 12, 2000 (the actual closing date was June 16, 2000), the Company completed an equity offering of 1.3 million common shares at an offering price of $8.00 per share. Net proceeds to the Company, after deducting approximately $2.5 million in costs, fees, underwriter discounts and other expenses associated with the offering, were approximately $7.9 million and are being used primarily for inventory expansion, other capital expenditures necessary to support the Company's growth, working capital and other general corporate purposes.


NOTE 4. PROPERTY AND EQUIPMENT:

Property and equipment include the following:



                                                Estimated
                                                  Useful
                                                  Lives
                                                (in Years)      December 31, 2000      December 31, 1999
                                                ----------      -----------------      -----------------
Computer equipment                                  3             $   496,530             $    42,609
Computer software                                   3                 596,504                 130,257
Furniture and fixtures                              5                 120,118                   9,292
Telecommunication equipment                         5                  39,485                   8,769
Leasehold improvements                              5                 129,176                      --
                                                                  -----------             -----------
                                                                    1,381,813                 190,927
                                                                  -----------             -----------
Less: accumulated depreciation
          and amortization                                           (290,558)                 (4,886)
                                                                  -----------             -----------
Property and equipment, net                                       $ 1,091,255             $   186,041
                                                                  ===========             ===========




As discussed in Note 2 the Company capitalizes certain costs in connection with internal use software which will be amortized when the software is available for use or project modules are implemented. The amount of costs capitalized during the period from June 2, 1999 (date of inception) through December 31, 1999 relating to internal use software in process was approximately $130,000 and is included within computer software in the above table. As of December 31, 2000, all amounts capitalized relating to internal use software have been placed into service and are being amortized over its estimated useful life.

TAKE TO AUCTION.COM, INC.
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

NOTE 5. INCOME TAXES:

The income tax provision differs from the amount obtained by applying the statutory Federal income tax rate to pretax income as follows:


                                                                              PERIOD FROM
                                                        FOR THE               JUNE 2, 1999
                                                      YEAR ENDED          (DATE OF INCEPTION)
                                                   DECEMBER 31, 2000      TO DECEMBER 31, 1999
                                                   -----------------      --------------------
Benefit at federal statutory rates                    $ 2,150,495             $   186,885
State income taxes, net of federal benefit                229,597                  19,952
                                                      -----------             -----------
                                                        2,380,092                 206,837

Valuation allowance                                    (2,380,092)               (206,837)
                                                      -----------             -----------
                                                      $        --             $        --
                                                      ===========             ===========


The primary components of temporary differences which give rise to the Company's net deferred tax assets at December 31, 2000 and 1999 are as follows:



                                            DECEMBER 31, 2000       DECEMBER 31, 1999
                                            -----------------       -----------------
Deferred tax assets:
   Net operating loss carryforwards            $ 2,586,929             $   206,837
   Valuation allowance                          (2,586,929)               (206,837)
                                               -----------             -----------
                                               $        --             $        --
                                               ===========             ===========

The Company provides a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company has federal and state net operating loss carryforwards of approximately $6.9 million at December 31, 2000, both of which will begin to expire in the year 2019.

TAKE TO AUCTION.COM, INC.
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

NOTE 6. RELATED PARTY TRANSACTIONS:

The Company received an advance of $1 million on December 21, 1999 from E Com Ventures, Inc. and an additional advance of $1 million on March 9, 2000. The chairman of the board of E Com Ventures, Inc. is also the chairman of the board of the Company. These advances were structured into two separate two-year convertible note agreements, each bearing interest at six percent (6%) per annum. E Com Ventures, Inc. had the right to convert all, but not less than all for each note, of the principal amount into shares of the Company's common stock at the conversion price equal to the Company's initial public offering price, less the underwriters' gross commissions. One of the notes was converted into 138,889 shares of common stock on June 16, 2000 and the other note was repaid in full on June 20, 2000. In addition, the Company granted a total of 200,000 warrants to E Com Ventures, Inc. at the initial public offering price, less the underwriters' gross commissions. These warrants, which expire on June 12, 2001, have been recorded at an estimated fair value of $562,000, using an option pricing model, and were amortized over the life of the notes.

On October 12, 2000, the Company advanced E Com Ventures, Inc. $500,000. This amount bore interest at the prime rate and was due on December 31, 2000. E Com Ventures, Inc., repaid the principal and accrued interest in full on December 28, 2000.

During March 2000, the Company loaned a shareholder approximately $66,000. This amount is due on demand and accrues interest at the prime rate plus two percent. During November 2000, the Company loaned its Chairman of the Board approximately $100,000. This amount is due on demand and accrues interest at the prime rate plus two percent. Both loans are classified as shareholder receivables in the accompanying balance sheet.

On October 1, 2000, the Company entered into a six-month service agreement with Perfumania.com, Inc., a subsidiary of E Com Ventures, Inc., to outsource its warehouse and distribution functions. This agreement will automatically renew for successive one-year terms. This service agreement includes order processing, inventory management, warehousing, fulfillment and shipping of product. This agreement is variable, based on volume of sales; however, the agreement includes monthly minimum fees if such volume levels are not obtained. Such fees range from $11,000 to $20,000 per month based on volume of sales and were approximately $53,000 for the year ended December 31, 2000.

NOTE 7. COMMITMENTS AND CONTINGENCIES:

Effective August 25, 1999, the Company entered into employment agreements with two executives for a three year initial term. On October 1, 1999, the Company entered into an Employment Agreement with another executive for a three-year term. The aggregate annual base salaries are $365,000. A total of 127,755 options to purchase common shares were granted (73,469 options were granted on August 26, 1999 and 54,286 options were granted on October 1, 1999) at a weighted average exercise price equal to $1.23 per share. These Options vest over a three-year period from the date of grant. Upon a change of control of the Company (as defined in the agreements), the executives will be entitled to receive severance compensation in the amount of 200 percent of their annual base salaries.

TAKE TO AUCTION.COM, INC.
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

NOTE 7. COMMITMENTS AND CONTINGENCIES, (CONTINUED):

Effective September 23, 1999, the Company entered into a 60 month service agreement ("the USi Agreement") with USinternetworking, Inc. ("USi"), a software and network provider, to develop and host the Company's Web site. The Company paid an initial fee of $40,000 and the USi Agreement was for 60 equal monthly service fee payments of $41,000 commencing on December 15, 1999 through December 14, 2004 (the "Initial Period"). During December 1999, the Company notified USi that it was terminating the USi Agreement (as per the terms of the USi Agreement) for material breach of its obligations thereunder. A breach of contract lawsuit has been threatened by USi. The Company and USi discussed a resolution of the matter, although no discussions have occurred as of late. The Company believes that it has meritorious defenses, as well as counterclaims, to any claim which may be brought by USi, and if any such claim is brought, the Company will defend it vigorously. However, if USi successfully pursues its claim against the Company, it may have a material adverse effect on the Company and the operation of its business.

On October 29, 1999, the Company entered into an agreement with ZeroDotNet, Inc. ("ZeroDotNet") to provide financial advisory and strategic planning services to the Company. The term of the agreement is one year and expired on October 28, 2000. The Company paid a $350,000 retainer fee to ZeroDotNet as compensation for services rendered under this agreement.

Effective November 3, 1999, the Company entered into a six-month service agreement with Copera, Inc. (formerly 2000 Logistics, Inc.) to outsource its warehouse and distribution functions. This service agreement includes order processing, inventory management, warehousing, fulfillment and shipping of product. The Company paid an initial implementation fee of $20,000 in connection with this agreement and provided for successive one-year terms. During January 2001, the Company terminated this service agreement and received a letter from Copera, Inc., waiving any notice from the Company to terminate this agreement. The Company will consolidate its warehouse and distribution functions under the Perfumania.com, Inc. service agreement (see Note 6).

On December 28, 1999, the Company entered into a five year operating lease agreement for its corporate headquarters. Monthly rent payments are approximately $14,500 during the period of this agreement.

TAKE TO AUCTION.COM, INC.
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

NOTE 8. STOCK OPTION PLAN:

Effective August 1999, the Company adopted the 1999 Stock Option Plan (the "Option Plan"). Officers, key employees and non-employee consultants may be granted stock options, stock appreciation rights, stock awards, performance shares and performance units under the Option Plan. The Company has reserved 2,442,857 common shares for issuance under the Option Plan, subject to further antidilution adjustments.

The Company will grant 5,000 non-qualified stock options to each non-employee director nominee of the Company. The options will allow such directors to purchase the common shares at the market value at the time the options are granted. These options will have a term of ten years and vest on the date of grant.

The Option Plan is administered by the Compensation Committee (the "Committee") of the Board of Directors of the Company. The Committee is authorized to determine, among other things, the key employees to whom, and the time at which, options and other benefits are to be granted, the number of shares subject to each option, the applicable vesting schedule and the exercise price. The Committee also determines the treatment to be afforded to a participant in the Option Plan in the event of termination of employment for any reason, including death, disability or retirement. Under the Option Plan, the maximum term of both incentive stock options and nonqualified stock options is seven years.

The Board of Directors has the power to amend the Option Plan from time to time. Shareholder approval of an amendment is only required to the extent that it is necessary to maintain the Option Plan's status as a protected plan under applicable securities laws or the Option Plan's status as a qualified plan under applicable tax laws.

A summary of the status of the Company's Stock Plan as of December 31, 2000 and 1999 is presented below:

                                                              Weighted-Average
                                             Shares           Exercise Price
                                            --------          --------------
Outstanding on June 2, 1999                       --             $     --
Granted                                      157,755             $   1.23
Exercised                                         --             $     --
Forfeited                                         --             $     --
                                            --------

Outstanding on December 31, 1999             157,755             $   1.23
Granted                                      775,995             $   6.97
Exercised                                         --             $     --
Forfeited                                    (38,750)            $   7.26
                                            --------

Outstanding on December 31, 2000             895,000             $   5.94
                                            ========


The weighted-average fair value of stock options granted during 2000 and 1999 was $3.40 and $1.05, respectively. The number of options exercisable at December 31, 2000 and 1999 was 52,585 and 0, respectively.

TAKE TO AUCTION.COM, INC.
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

NOTE 8. STOCK OPTION PLAN: (CONTINUED)

The following table summarizes information about stock options outstanding at December 31, 2000:

                                           Options Outstanding                                        Options Exercisable
                        -------------------------------------------------------------     ----------------------------------------
                                              Weighted-Average
                              Shares              Remaining                                    Shares
   Weighted-Average       Outstanding at      Contractual Life       Weighted-Average       Exercisable at        Weighted-Average
    Exercise Price      December 31, 2000          (Years)            Exercise Price      December 31, 2000        Exercise Price
   ---------------      -----------------     ----------------       ----------------     -----------------       ----------------
       $ 1.23                157,755                  5.68                $ 1.23                52,585                   $ 1.23
       $ 4.13                 23,250                  6.86                $ 4.13                    --                   $   --
       $ 7.00                682,245                  6.29                $ 7.00                    --                   $   --
       $ 8.00                 31,750                  6.45                $ 8.00                    --                   $   --
                             -------                                                            ------
                             895,000                                                            52,585
                             =======                                                            ======


Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation ("SFAS No. 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company will measure compensation expense for the stock plan using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Accordingly, compensation expense for qualified and non-qualified employee stock options granted under the Option Plan is equal to the difference between the fair market value of the stock at the date of grant and the amount an employee must pay to acquire the stock.

The fair value of each option grant under the Company's Stock Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000 and 1999:

                                     2000             1999
                                   -------          -------
Expected volatility .....            93.7%            100.0%
Risk-free interest rate..             6.0%              6.0%
Dividend yield ..........             0.0%              0.0%
Expected life ...........          5 years          7 years


Had compensation cost for the Company's Stock Plans been determined based on the fair value at the grant dates for awards under the Stock Plans consistent with the method prescribed by SFAS 123, the Company's net loss and net loss per share (diluted) would have changed to the proforma amounts indicated below:

TAKE TO AUCTION.COM, INC.
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

NOTE 8. STOCK OPTION PLAN--(CONTINUED):

                                                  PERIOD FROM
                                                  JUNE 2, 1999                 FOR THE
                                               (DATE OF INCEPTION)            YEAR ENDED
                                               TO DECEMBER 31, 1999        DECEMBER 31, 2000
                                               --------------------        -----------------
Net loss:
  As reported ........................            $    (549,662)            $  (6,324,986)
  Proforma ...........................                 (560,876)               (6,973,002)

Diluted net loss per common share:
  As reported ........................            $       (0.10)            $       (0.93)
  Proforma ...........................                    (0.10)                    (1.03)


The effects of applying SFAS 123 in this proforma disclosure are not indicative of future amounts. The Company anticipates that additional awards will be granted in future years.

NOTE 9. CAPITAL STOCK:

The Company concluded its $1 million initial capitalization on August 26, 1999, of which $364,534 was received by December 31, 1999. All shares issued in connection with the initial capitalization were given effect to the 1,000-for-1 stock split, the 2.326530644-for-1 stock split and the 1-for-3 reverse stock split (See Note 2). The remaining balance of $635,466 was collected in full by February 25, 2000 and is classified as an asset in the accompanying balance sheet as of December 31, 1999.

Subsequent to the initial capitalization, the Company sold 571,428 common shares for $700,000 in a total of two separate private placements. The Company also completed an equity offer of 1.3 million common shares during June 2000 (see
Note 3).

On August 25, 1999 the Company's shareholders approved an increase in the number of authorized common shares from 7,500 shares to 50 million shares and a reduction in the par value per share of common stock from $1 to $0.001. The Company also authorized 10 million shares, par value $0.001 per share, of preferred stock.

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding our executive officers and directors.


NAME                                             AGE                  POSITION
- ----                                             ----                 --------

Ilia Lekach....................................  51       Chairman of the Board of Directors and Class II
                                                             Director
Horacio Groisman...............................  47       Vice-Chairman of the Board of Directors and
                                                             Class III Director
Albert Friedman................................  28       President, Chief Executive Officer and Class III
                                                             Director
Mitchell Morgan................................  30       Vice-President, Chief Financial Officer and
                                                             Class II Director
Jonathan Geller................................  24       Vice-President, Chief Technology Officer and
                                                             Class I Director
Hugo Calemczuk.................................  50       Class I Director
Miguel Cauvi...................................  39       Class II Director
Alan Blaustein.................................  55       Class III Director



Each director will hold office until their term expires and until his or her successor at an annual meeting of shareholders is elected and qualified or until his or her earlier resignation or removal. Each officer serves at the discretion of the board of directors.

ILIA LEKACH has been our Chairman of the Board and a Class II director since October 1999. Mr. Lekach is also the chairman and CEO of E Com Ventures, Inc., an Internet incubator. He was co-founder of Perfumania, Inc. and was Perfumania, Inc.'s Chairman of the Board and Chief Executive Officer from its incorporation in 1988 until April 1994, and again since October 1998. Mr. Lekach served as Chairman of the Board of L. Luria & Son, Inc., a South Florida-based catalog retailer from January 1997 through August 1997. Mr. Lekach also serves as Chairman of the Board and Chief Executive Officer of Parlux Fragrances, Inc., a publicly traded manufacturer of fragrance and related products since 1990.

In August 1996 ORM Inc., and its affiliates, of which Mr. Lekach is a principal, purchased a controlling interest in L. Luria & Son, Inc., a catalog retailer with serious financial problems. On August 13, 1997, L. Luria & Son, Inc. filed for relief under Chapter 11 of the Bankruptcy Code and has since been liquidated.

DR. HORACIO GROISMAN served as our Chairman of the Board of Directors from August 1999 until October 1999 and has been a Class III director since August 1999. Dr. Groisman also serves as our chairman of the audit committee. Since October 1999, Dr. Groisman has served as Vice-Chairman of our Board of Directors. Dr. Groisman has been a practicing physician since 1984, after having received specialty training at Georgetown University. Since June 1994, Dr. Groisman has been President of Otolaryngology, Head and Neck Associates, in Miami, Florida. From January 1997 to December 1997, Dr. Groisman was President and Chief of Staff of Cedars Medical Center in Miami, Florida. Since January 1991, Dr. Groisman has been Chief of Services at Cedars Medical Center. In addition, Dr. Groisman has been a director of E Com Ventures, Inc. since March 1999.

ALBERT FRIEDMAN has been our President and Chief Executive Officer and a director since July 1999 and a Class III director since August 1999. Prior to joining us, Mr. Friedman served as Chief Operating Officer, Interim Chief Financial Officer and director of Perfumania.com, Inc. from its inception in January 1999 until June 1999. From April 1998 until January 1999, Mr. Friedman was President of Corporate Communications Solutions, Inc., an investment banking firm. From January 1997 until April 1998, Mr. Friedman was Executive Vice President and Chief Financial Officer of L. Luria & Son, Inc., a catalog showroom, where Mr. Friedman also served as a director. From June 1996 to December 1996, Mr. Friedman served as an analyst for ORM, Inc., an investment-banking boutique. From June 1994 to June 1996, Mr. Friedman was Vice President of Art and Precision, Inc., a manufacturer and distributor of fine jewelry.

On August 13, 1997, L. Luria & Son, Inc. filed for relief under Chapter 11 of the Bankruptcy Code and was liquidated. Mr. Friedman was the senior officer in charge of managing the liquidation process of L. Luria & Son, Inc.

MITCHELL MORGAN has been our Vice-President, Chief Financial Officer and a Class II director since August 1999. From January 1994 to August 1999, Mr. Morgan held various positions in PriceWaterhouseCoopers, LLP, most recently as business assurance manager. Mr. Morgan holds a degree in accounting from the University of Florida. Mr. Morgan is a Certified Public Accountant.

JONATHAN GELLER has been our Vice President, Chief Technology Officer and a Class I director since October 1999. From January 1998 until September 1999, Mr. Geller was co-founder of Jackpot S.A, Lima Peru, a privately owned company specializing in the development of Web pages, providing high bandwidth Internet connections and custom Web applications, where he served as Chief Executive Officer. From May 1995 to August 1995, in addition to his several internships, Mr. Geller co-founded Serious Fun, Inc., an online casino Web site that he designed and operated. From January 1994 until December 1997, Mr. Geller attended college at North Carolina State University where he graduated with a degree in Industrial Engineering.

HUGO CALEMCZUK has been our Senior Vice President of Merchandising and a Class I director since August 1999. Mr. Calemczuk resigned as our Senior Vice President of Merchandising effective January 2000. Mr. Calemczuk has been President of Exito Enterprises, a distributor of watches and electronics, since its founding in 1987. From 1984 to 1987, Mr. Calemczuk was President of Levimar, a distributor of duty-free merchandise, including watches, jewelry, perfumes, electronics and collectibles.

MIGUEL CAUVI has been a Class II director since February 15, 2000 and serves on our audit committee. Mr. Cauvi is currently employed with IBM Global Services since October 1999. From October 1994 until October 1999, Mr. Cauvi was an independent consultant. During this time Mr. Cauvi worked for Hencorp Beckstone & Co., a privately held securities firm and Groupo Ormeno, a large Peruvian bus transportation company. From July 1993 until October 1994, Mr. Cauvi was the Chief Information Officer for JE Seagram & Sons, Inc. (Spain) and a member of the JE Seagram & Sons, Inc. worldwide re-engineering team. From January 1991 until June 1993, Mr. Cauvi was the Director of Organization and Information Systems with CPC Spain, S.A. an affiliate of Corn Product Corporation USA, the manufacturer and distributor of Mazzola and Hellman's brands. From October 1989 until January 1991 Mr. Cauvi was a manager with Ernst & Young consulting division. From January 1984 until March 1989 Mr. Cauvi was an Experienced Senior of Arthur Andersen & Co. consulting division.

ALAN BLAUSTEIN has been a Class III director since February 15, 2000 and serves on our audit committee. Mr. Blaustein is currently the President & CEO (founder) of Convergence2net, LLC ("C2Net"), a startup company that focuses on outsourcing of network-centric applications and services. As a Network Service Provider, C2Net provides e-business and network services for the mid tier carriers, enterprise, commercial and Internet businesses. From 1991 to 1999, Mr. Blaustein was President, CEO & Vice Chairman (founder) of Maxnet Communication Systems, a company specializing in the network augmentation services of large, complex network systems for the Fortune 1000. Mr. Blaustein has more than 20 years experience in data communication, with positions in advance engineering, sales, systems and marketing with Motorola (ISG), ITT and Exxon Enterprise (Periphonics).

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission") and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than ten percent shareholders are required by the Exchange Act to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such forms furnished to the Company and written representations that no Forms 5 were required, the Company believes that, during 2000, its directors, executive officers and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements.

CLASSIFIED BOARD OF DIRECTORS

Our board of directors is divided into three classes of directors serving staggered three-year terms. As a result, approximately one-third of the board of directors will be elected each year. These provisions, together with provisions of our amended and restated articles of incorporation and bylaws, allow the board of directors to fill vacancies or increase the size of the board of directors, and may deter or hinder a shareholder from removing incumbent directors and filling such vacancies with its own nominees in order to gain control of the board.

On July 12, 2000, Garrick Hileman resigned as a Class I director. As is evidenced by his letter to the board of directors, Mr. Hileman's resignation was not caused by any disagreement with our policies and operations. The remaining Class I directors are Hugo Calemczuk and Jonathan Geller. Although their terms expired in 2000, they have agreed to continue to serve until their successors are duly elected at the annual meeting of shareholders to be held this year. Each of the Class I directors elected at the 2001 annual meeting of shareholders will be elected to two (2) year terms in order to preserve the classified aspect of our board of directors. Mr. Lekach, Mr. Morgan and Mr. Cauvi currently serve as Class II directors whose terms expire at the 2001 annual meeting of shareholders. Mr. Friedman, Dr. Groisman and Mr. Blaustein serve as Class III directors whose terms expire at the 2002 annual meeting of shareholders.

BOARD COMMITTEES

The audit committee of our board of directors consists of Mr. Cauvi, Mr. Blaustein and Dr. Groisman. The audit committee reviews our financial statements and accounting practices, makes recommendations to the board of directors regarding the selection of independent auditors and reviews the results and scope of the audit and other services provided by our independent auditors. The compensation committee of our board of directors consists of Ilia Lekach and Dr. Horacio Groisman. The compensation committee makes recommendations to the board of directors concerning salaries and incentive compensation for our officers and employees and administers our employee benefit plans. As of the date of this filing, our board of directors has performed all functions of the compensation and audit committees.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of the members of the compensation committee of the board of directors was at any time since our formation an officer or employee of ours. Ilia Lekach, our Chairman of the Board of Directors, serves as the chairman of the board of directors of E Com Ventures, Inc. Horacio Groisman, our Vice-Chairman of the Board of Directors, serves as a member of the board of directors of E Com Ventures, Inc. There is no business relationship between us and E Com Ventures, Inc., other than the service agreement with Perfumania.com, Inc. further described in Purchasing and Inventory-Inventory.

DIRECTOR COMPENSATION

Our independent directors receive cash compensation in the amount of $2,500 and options to purchase 5,000 common shares per year for their services as directors, and are reimbursed for their reasonable expenses for attending our board of directors and board committee meetings. Directors compensation is paid at the end of each year. To date, our directors have not received any compensation in the form of options for director services. Our independent directors will be compensated in part with options at the end of this year, at the initial public offering price. Subsequent to the initial public offering, the exercise price of the options which form part of the compensation paid to directors will be based on the market value at the time the options are granted.

EMPLOYMENT ARRANGEMENTS

In August 1999, each of Messrs. Albert Friedman, President, Chief Executive Officer and director and Mitchell Morgan, Vice President, Chief Financial Officer and director, entered into executive employment agreements with Take to Auction. Each agreement has a term of three years unless terminated earlier for cause, death, disability or upon a change in control of Take to Auction. Mr. Friedman's agreement provides for an initial base salary of $125,000. Mr. Morgan's agreement provides for an initial base salary of $120,000. The above salaries are subject to annual increases equal to the greater of 5% or the annual increase in the consumer price index plus other annual increases, if any, as determined by the Compensation Committee in its sole discretion. In addition, Mr. Friedman and Mr. Morgan were granted non-qualified stock options to purchase a total of 75,000 and 175,000 common shares, respectively, exercisable at a weighted average price of $5.08 and $5.40, per share, respectively, one third of which vest on each of the first, second and third anniversaries of the agreements.

In October 1999, Jonathan Geller, our Chief Technology Officer, entered into an executive employment agreement with Take to Auction. The agreement has a term of three years and provides for an initial base salary of $120,000 subject to annual increases equal to the greater of 5% or the annual increase in the consumer price index. In addition, Mr. Geller was granted non-qualified stock options to purchase a total of 175,000 common shares, exercisable at a weighted average price of $5.21 per share, one third of which vest on each of the first, second and third anniversaries of the agreement.

In the event any of these individuals terminate the agreement (i) within 180 days from the date a person or entity acquires the beneficial ownership of 20 percent or more of the then outstanding common shares or 20 percent or more of the voting power, or (ii) pursuant to certain transactions (including a merger or a sale of substantially all the assets) approved by the shareholders, they will be entitled to receive severance compensation in the amount of 200 percent of their annual base salary.

A committee of our Board of Directors determined the exercise price of the options granted to the employees was the fair market value of the common stock on the date of grant.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information with respect to all compensation paid or earned for services rendered to the Company in 2000 and 1999 by the chief executive officer and president of the Company and the Company's two other most highly compensated executive officers whose aggregate annual compensation exceeded $100,000 and who were executive officers of the Company at December 31, 2000 (all of the individuals named in the following table are collectively defined as the "Named Executive Officers"). The Company does not have a pension plan or a long-term incentive plan, has not issued any restricted stock awards and has not granted any stock appreciation rights as of this date. The Company has granted stock options. See "Option Grants and Holdings" and "Employee Benefit Plan." The value of all other annual compensation (perquisites and other personal benefits) received by each Named Executive Officer in each respective year did not exceed the lesser of $50,000 or 10% of the Named Executive Officer's total annual salary and bonus reported for such Named Executive Officer.

                           SUMMARY COMPENSATION TABLE

                                                                             SECURITIES
                                     FISCAL    COMPENSATION                   UNDERLYING          ALL OTHER
    NAME AND PRINCIPAL POSITION       YEAR      SALARY($)        BONUS($)    OPTIONS(#)(1)     COMPENSATION($)
    ---------------------------      ------    ------------      --------    -------------     ---------------
Albert Friedman                       2000        127,083           --          50,000               270
  Chief Executive Officer and         1999         52,082           --          25,000                --
  President
                                                                    --
Mitchell Morgan                       2000        123,020           --         126,531             1,348
   Chief Financial Officer            1999         45,000           --          48,469                --

Jonathan Geller                       2000        121,250           --         120,714               190
   Chief Technology Officer           1999         30,000           --          54,286                --



(1) See "Option Grants and Holdings" below for a description of such executive officers' options.

OPTION GRANTS AND HOLDINGS

2000 OPTION GRANTS TABLE

The following table sets forth grants of stock options to our President and Chief Executive Officer and our two most highly compensated executive officers, other than our President and Chief Executive Officer, during 2000. We have never granted any stock appreciation rights. The weighted average exercise price of each option is equal to $7.00 per share. The potential realizable value is calculated based upon the term of the option at its time of grant (seven years). It is calculated assuming that the value of common shares appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. These numbers are calculated based on the requirements of the Securities and Exchange Commission and do not reflect our estimate of future stock price growth.

                                           Individual Grants
                 ---------------------------------------------------------------------
                                                                                           Potential Realizable
                                                                                                 Value
                                                                                        at Assumed Annual Rates
                                        Percentage of                                       of Share Price
                       Number of         Total Option                                        Appreciation
                      Securities          Granted to                                     for Option term (1) (2)
                  Underlying options     Employees in     Exercise Price   Expiration    -----------------------
Name                  Granted (#)      Fiscal Year (%)   Per Share ($/Sh)     Date        5%($)        10%($)
- ----              ------------------   ---------------   ----------------  ----------     -----        ------
Albert Friedman          50,000              6.44%            $7.00         04/26/07    $  492,485   $   682,051

Mitchell Morgan           9,864              1.27%            $7.00         01/31/07    $   97,157   $   134,555
                        116,667             15.03%            $7.00         04/26/07     1,149,135     1,591,457
                     ---------------------------------                                  ------------------------
                        126,531             16.31%                                      $1,246,292   $ 1,726,012
                     =================================                                  ========================

Jonathan Geller           4,047              0.52%            $7.00         01/31/07    $   39,861   $    55,206
                        116,667             15.03%            $7.00         04/26/07     1,149,135     1,591,457
                     ---------------------------------                                  ------------------------
                        120,714             15.56%                                      $1,188,996   $ 1,646,663
                     =================================                                  ========================


(1) Potential realizable value is based on the assumption that the common share price appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the option term. The amounts have been calculated based on the requirements promulgated by the Securities and Exchange Commission. The actual value, if any, a named executive officer may realize will depend on the excess of the shares on the date of exercise. Accordingly, there is no assurance that the value realized will be at or near the potential realizable value as calculated in the table.

(2)  These options have a term of seven years from the date of grant.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE.

The following table provides certain summary information concerning stock options held as of December 31, 2000 by our President and Chief Executive Officer and our two most highly compensated executive officers, other than our President and Chief Executive Officer. No options have been exercised as of December 31, 2000 by any of the officers. The value of unexercised in-the-money options at December 31, 2000 is based on the value of the common shares on December 31, 2000




                                  NUMBER OF SECURITIES                     VALUE OF UNEXERCISED
                                  UNDERLYING UNEXERCISED                 IN-THE-MONEY OPTIONS AT
                                OPTIONS AT DECEMBER 31, 2000                 DECEMBER 31, 2000
                              -------------------------------       --------------------------------
NAME                          EXERCISABLE       UNEXERCISABLE       EXERCISABLE       UNEXERCISABLE
- ----                          -----------       -------------       -----------       -------------
Albert Friedman .......           8,333             16,667            $10,416            $20,834
Mitchell Morgan .......          16,156             32,313             20,195             40,391
Jonathan Geller .......          18,095             36,191             22,619             45,239


EMPLOYEE BENEFIT PLANS

1999 Stock Option Plan

In August 1999, the Board adopted the 1999 Stock Option Plan, or Option Plan. At that time, 2,442,857 common shares were reserved for issuance under the Option Plan. Shares covered by any option granted under the Option Plan which expires unexercised become available again for grant under the Option Plan. As of December 31, 2000, options to purchase 895,000 common shares were outstanding with a weighted average exercise price of $5.94 per share, and 1,547,857 shares were available for future grants.

SIMPLE IRA Plan

We sponsor the Take to Auction.com, Inc. SIMPLE IRA Plan, a defined contribution plan provided pursuant to the requirements of the Internal Revenue Code of 1986, as amended. All employees eligible to participate may enter the SIMPLE IRA Plan as of the first day of any month. Participants may make pre-tax contributions to the SIMPLE IRA Plan subject to a statutorily prescribed annual limit. We will make matching contributions, not to exceed 3% of a participant's annual compensation, to the SIMPLE IRA Plan. Each participant is fully vested in their account, including the participant's contributions, our matching contribution and the investment earnings thereon. Contributions by the participants or by us to the SIMPLE IRA Plan, and the income earned on such contributions, are generally not taxable to the participants until withdrawn. Contributions by us are generally deductible by us when made. The participant's and our contributions are held in an IRA. We will make a matching contribution to the SIMPLE IRA Plan for Fiscal 2000 of approximately $30,000.

INDEMNIFICATION OF OFFICERS AND DIRECTORS

Section 607.0850 of the Florida Business Corporation Act, or FBCA, permits, in general, a Florida corporation to indemnify any person who was or is a party to any action or proceeding by reason of the fact that he or she was a director or officer of the corporation, or served another entity in any capacity at the request of the corporation, against liability incurred in connection with such proceeding including the estimated expenses of litigating the proceeding to conclusion and the expenses actually and reasonably incurred in connection with the defense or settlement of such proceeding, including any appeal thereof, if such person acted in good faith for a purpose he or she reasonably believed to be in, or not opposed to, the best interest of the corporation and, in criminal actions or proceedings, additionally had no reasonable cause to believe that his or her conduct was unlawful. Section 607.0850(6) of the FBCA permits the corporation to pay such costs or expenses in advance of a final disposition of such action or proceeding upon receipt of an undertaking by or on behalf of the director or officer to repay such amount as and to the extent required by statute. Section 607.0850 of the FBCA provides that the indemnification and advancement of expense provisions contained in the FBCA shall not be deemed exclusive of any rights to which a director or officer seeking indemnification or advancement of expenses may be entitled.

Our amended and restated articles of incorporation provide, in general, that we shall indemnify, to the fullest extent permitted by Section 607.0850 of the FBCA, any and all persons whom it shall have the power to indemnify under that section from and against any and all of the expenses, liabilities or other matters referred to in or covered by said section. Our amended and restated articles of incorporation also provide that the indemnification provided for therein shall not be deemed exclusive of any other rights to which those indemnified may be entitled under any by-law, agreement, vote of shareholders or disinterested directors or otherwise, both as to actions taken in his or her official capacity and as to acts in another capacity while holding such office.

In accordance with that provision of our amended and restated articles of incorporation, we shall indemnify any officer or director (including officers and directors serving another corporation, partnership, joint venture, trust, or other enterprise in any capacity at our request) made, or threatened to be made, a party to an action or proceeding (whether civil, criminal, administrative or investigative) by reason of the fact that he or she was serving in any of those capacities against judgments, fines, amounts paid in settlement and reasonable expenses (including attorney's fees) incurred as a result of such action or proceeding.

Indemnification would not be available if a judgment or other final adjudication adverse to such director or officer establishes that (i) his or her acts were committed in bad faith or were the result of active and deliberate dishonesty or (ii) he or she personally gained in fact a financial profit or other advantage to which he or she was not legally entitled.

Prior to the completion of the initial public offering, we entered into indemnification agreements with each of our current directors and officers to give these directors and officers additional contractual assurances regarding the scope of the indemnification set forth in our amended and restated articles of incorporation and bylaws and to provide additional procedural protections. At present, there is no pending litigation or proceeding involving a director, officer or employee of Take to Auction regarding which indemnification is sought, nor are we aware of any threatened litigation that may result in claims for indemnification.

Prior to the completion of the initial public offering, we obtained directors' and officers' liability insurance.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

The following table sets forth certain information known to us with respect to the beneficial ownership of our common shares as of December 31, 2000 by (i) each shareholder known by us to be the beneficial owner of more than 5% of our common shares, (ii) each director of Take to Auction and (iii) all executive officers and directors as a group. The information in the following table assumes (i) a 1,000-for-one stock split of our outstanding common shares effected on August 26, 1999 (ii) a subsequent 2.326530644-for-one stock split of our outstanding common shares effected on November 3, 1999 and (iii) a subsequent 1-for-3 reverse stock split of our outstanding common shares effective on May 4, 2000.

                                                                       COMMON SHARES
                                                                   BENEFICIALLY OWNED(2)
                                                             -------------------------------
NAME OF BENEFICIAL OWNER(1)                                  NUMBER             PERCENTAGE(3)
- ---------------------------                                  ------             ------------
Horacio Groisman(3) ............................              547,957                7.37%
Albert Friedman(3) .............................              393,333                5.29%
Mitchell H. Morgan(4) ..........................               19,444                 (*)
Hugo Calemczuk(3) ..............................              385,000                5.18%
Magdalena Zafir ................................              542,857                7.30%
Pacific Investments(5) .........................            1,563,000               21.01%
Jonathan Geller(6) .............................               19,444                 (*)
E Com Ventures(7) ..............................              432,889                5.82%
Executive officers and directors as a group
  (8 persons) ..................................            2,928,178               38.88%


* Represents beneficial ownership of less than 1%.

(1) Unless otherwise noted, the address of each shareholder is our address, which is 5555 Anglers Avenue, Suite 16, Fort Lauderdale, Florida 33312.

(2) Percentage of ownership is based on 7,438,889 shares outstanding as of December 31, 2000. Common shares subject to options currently exercisable or exercisable within 60 days of December 31, 2000 are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

(3) Options to purchase a total of 45,000, 45,000 and 75,000 shares granted to Messrs. Groisman, Calemczuk and Friedman, respectively, on August 25, 1999 and May 4, 2000, one third of which vest on the first, second and third anniversary of the date of grant. Does not include nonexercisable options of 40,000, 40,000 and 66,667 for Messrs. Groisman, Calemczuk and Freidman, respectively.

(4) Options to purchase 175,000 common shares, granted to Mr. Morgan on August 25, 1999 (48,469 shares), January 31, 2000 (9,864 shares) and May 4, 2000
     (116,667 shares), one third of which vest on the first, second and third anniversary of the date of grant. Does not include nonexercisable options of 155,556.

(5) The address of this shareholder is 5555 Anglers Avenue, Suite 16, Fort Lauderdale, Florida 33312. Ilia Lekach, our Chairman of the Board of Directors, owns 100 percent of the issued and outstanding shares of common stock of Pacific Investments. Does not include options to purchase 270,000 shares granted to Mr. Lekach (90,000 shares on January 31, 2000 and 180,000 shares on May 4, 2000), one third of which vests on the first, second and third anniversary of the date of grant.

(6) Options to purchase 175,000 common shares, granted to Mr. Geller on October 1, 1999 (54,286 shares), January 31, 2000 (4,047 shares) and May 4, 2000
     (116,667), one third of which vest on the first, second and third anniversary of the date of grant. Does not include nonexercisable options of 155,556.

(7)  E Com Ventures, Inc.'s address is 11701 N.W. 101st Road, Miami, Florida
     33178.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since our inception in June 1999, there has not been nor is there currently proposed any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeds $60,000 and in which any director, executive officer or holder of more than 5% of our common shares had or will have a direct or indirect interest other than (i) compensation arrangements, which are described where required under "Management" and (ii) the transactions described below.

SALES OF SECURITIES

Since our inception, we have made the following sales of our common shares to our officers, directors and beneficial owners of 5% or more of all outstanding common shares that were not registered under the Securities Act. The common shares issued and listed hereunder reflect a split on a 1,000-to-1 basis on August 26, 1999 and split on a 2.326530644-for-1 basis on November 3, 1999 and a reverse split on a 1-for-3 basis on May 4, 2000.

On August 26, 1999, we sold an aggregate of 5,427,796 common shares under Rule 506, Regulation D, promulgated under the Securities Act, at a purchase price of $0.18 per common share to certain sophisticated and accredited investors, including the following officers, directors and beneficial owners of 5% or more of our issued and outstanding common shares:

                                                                       PURCHASE            TOTAL
                                                    SHARES          PRICE PER SHARE      PROCEEDS
                                                  ---------         ---------------     ---------
Horacio Groisman (1) .................               42,857            $   0.18         $ 100,000
Albert Friedman (2) ..................              379,224            $   0.18            69,857
Hugo Calemczuk (1) ...................              380,000            $   0.18            70,000
Pacific Investments (3) ..............            1,520,000            $   0.18           280,000
Magdalena Zafir ......................              542,857            $   0.18           100,000


(1) Messrs. Groisman and Calemczuk have served as directors of Take to Auction since August 1999.

(2) Mr. Friedman has been our President, Chief Executive Officer and director since July 1999.

(3) Pacific Investments is owned 100% by Ilia Lekach. Mr. Lekach has been our Chairman of the Board and director since October 1999.

STOCK OPTIONS ISSUED TO DIRECTORS AND OFFICERS

The following directors and officers were awarded options to purchase the following number of common shares:

                                                                            WEIGHTED
                                                                             AVERAGE
                                                                         EXERCISE PRICE        TOTAL
                                  GRANT DATE          SHARES (1)            PER SHARE         PROCEEDS
                                  ----------          ----------         --------------       --------
Horacio Groisman .......               (5)                45,000            $   5.08         $  228,450
Albert Friedman (4) ....               (5)                75,000                5.08            380,750
Hugo Calemczuk .........               (5)                45,000                5.08            228,450
Mitchell Morgan (4) ....               (2)               175,000                5.40            945,332
Jonathan Geller (4) ....               (3)               175,000                5.21            911,772
Ilia Lekach ............               (6)               270,000                7.00          1,890,000


(1) All of such options vest equally over a three-year period commencing one year from the date of grant.

(2) Mr. Morgan was awarded options to purchase 48,469 common shares on August 25, 1999 at an exercise price of $1.23 per share and an additional 126,531 common shares during the period from January 1, 2000 through May 15, 2000 at an exercise price of $7.00 per share.

(3) Mr. Geller was awarded options to purchase 54,286 common shares on October 1, 1999 at an exercise price of $1.23 per share and an additional 120,714 common shares during the period from January 1, 2000 through May 15, 2000 at an exercise price of $7.00 per share.

(4)  Options were issued pursuant to employment agreements with Take to Auction.

(5) Messrs. Friedman, Groisman and Calemczuk were awarded options to purchase 25,000, 15,000 and 15,000 common shares, respectively, on August 25, 1999 at an exercise price of $1.23 per share, and an additional 50,000, 30,000 and 30,000 common shares during the period from January 1, 2000 through May 15, 2000 at an exercise price of $7.00 per share.

(6) Mr. Lekach was awarded options to purchase 90,000 common shares on January 31, 2000 at an exercise price of $7.00 per share and an additional 180,000 common shares on May 15, 2000 at an exercise price of $7.00 per share.

EXITO ENTERPRISES SOURCING ARRANGEMENT

From time to time, we purchase merchandise from Exito Enterprises or Exito, a distributor of watches and electronics. Hugo Calemczuk, a director of Take to Auction, is the President and majority shareholder of Exito. We have purchased approximately $12,000 and $72,000 of merchandise from Exito during fiscal 2000 and 1999, respectively. We intend to purchase more items of merchandise from Exito in the future if the terms and conditions of such proposed purchases are acceptable to us. All purchases from Exito are made in the open market and all such transactions are at "arms-length" and on terms and at prices we could readily obtain from unaffiliated third parties. We are not now, and have never been, under an obligation to purchase merchandise from Exito. During March 2000, we loaned Mr. Calemczuk approximately $66,000. This amount is due on demand and bears interest at the prime rate plus two percent.

E COM VENTURES, INC. ADVANCES

We received an advance of $1 million on December 21, 1999 from E Com Ventures, Inc. and an additional advance of $1 million on March 9, 2000. The chairman of the board of E Com Ventures, Inc. is also the chairman of the board of Take to Auction. These advances were structured into two separate two-year convertible note agreements during May 2000, bearing interest at six percent (6%) per annum. E Com Ventures, Inc. had the right to convert all, but not less than all, of the principal amount into shares of our common stock at the conversion price equal to our initial public offering price, less the underwriters' gross commissions. In addition, we granted a total of 200,000 warrants to E Com Ventures, Inc. at the initial public offering price, less the underwriters' gross commissions. These warrants expire on June 12, 2001.

EMPLOYMENT AGREEMENTS BETWEEN US AND OUR OFFICERS AND DIRECTORS

Pursuant to employment agreements between Take to Auction and each of Messrs. Friedman, Morgan and Geller, our executive officers and directors, we have agreed to pay an initial annual base salary to them in the amount of $125,000, $120,000 and $120,000, respectively.

PERFUMANIA.COM SERVICE AGREEMENT

On October 1, 2000, we entered into a six-month service agreement with Perfumania.com, Inc., a company related through a common chairman of the board, to outsource our warehouse and distribution functions. This agreement will automatically renew for successive one-year terms. This service agreement includes order processing, inventory management, warehousing, fulfillment and shipping of product. This agreement is variable, based on volume of sales, however, the agreement includes monthly minimum fees if such volume levels are not obtained. Such fees range from $11,000 to $20,000 per month based on volume of sales and were approximately $53,000 for the year ended December 31, 2000


                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

"Exhibit Schedule"

(a) The following exhibits are filed herewith or incorporated herein by reference:

              EXHIBIT
               NUMBER            DESCRIPTION OF EXHIBIT
              -------            ----------------------

                3.01 Amended and Restated Articles of Incorporation as currently in effect.*

                3.02    Amended and Restated Bylaws as currently in effect.*

                4.01    Form of Specimen Certificate for common shares.*

                4.02    Form of Lock-up Agreement.*

                10.01 Executive Employment Agreement between Registrant and Albert Friedman dated August 25, 1999.*

                10.02 Executive Employment Agreement between Registrant and Mitchell H. Morgan dated August 25, 1999.*

                10.03 Executive Employment Agreement between Registrant and Jonathan Geller dated October 1, 1999.*

              EXHIBIT
               NUMBER            DESCRIPTION OF EXHIBIT
              -------            ----------------------

                10.04 Office Building Net Lease between Anglers Office Park, Inc., a Florida corporation doing business as Anglers Corporate Center, and the Registrant dated December 28, 1999.*

                10.05 Office Lease between Miami Freezone Corporation, a Florida corporation, and the Registrant dated August 4, 1999.*

                10.06 Form of Indemnification Agreement to be entered into by Registrant with each of its directors and executive officers.*

                10.07 Registrant's 1999 Stock Option Plan and related documents.*

                10.08 Stock Purchase Agreement between Registrant and SLI.com Venture I, Ltd. dated August 26, 1999.*

                10.09 Stock Purchase Agreement between Registrant and Dominion Income Management dated October 20, 1999.*

                10.10   Form of Stock Option Agreement and related schedule.*

                10.11   Form of Warrant Agreement.*

                10.12 Financial Advisory and Strategic Planning Services Agreement between Registrant and ZeroDotNet, Inc. dated October 29, 1999.*

                10.13   Houlihan Lokey Engagement Letter. **

                10.14   Perfumania.com Service Agreement. ***

                10.15   E Com Ventures, Inc. Note Agreement. ***

* Previously filed and incorporated by reference to exhibit in the Company's Registration Statement on Form S-1, as amended (File No. 333-91177), initially filed on November 17, 1999 ("Form S-1"), as set forth after such agreement or document.

** Previously filed and incorporated by reference to exhibit in the Company's Quarterly Report for the Quarterly Period Ended June 30, 2001.

*** Previously filed and incorporated by reference to exhibit in the Company's Quarterly Report for the Quarterly Period Ended September 30, 2001.

        (b) Financial statement schedules:

        No financial statement schedules are provided because the information called for is not required or is shown either in the financial statements or the notes thereto.

        (c) Reports on Form 8-K:

        No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer on April 2, 2001.

Take to Auction


         By:  /s/ Albert Friedman
            -------------------------------------
            Albert Friedman
            President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities, and on the dates indicated.

                                                                   DATE

By: /s/ Mitchell Morgan                                       April 2, 2001
   -----------------------------
Mitchell Morgan
Vice President, Chief Financial Officer and Director


By: /s/ Jonathan Geller                                       April 2, 2001
   -----------------------------
Jonathan Geller
Vice President, Chief Technology Officer and Director


By: /s/ Horacio Groisman                                      April 2, 2001
   -----------------------------
Horacio Groisman
Director


By: /s/ Ilia Lekach                                           April 2, 2001
   -----------------------------
Ilia Lekach
Director


By: /s/ Hugo Calemczuk                                        April 2, 2001
   -----------------------------
Hugo Calemczuk
Director


By: /s/ Miguel Cauvi                                          April 2, 2001
   -----------------------------
Miguel Cauvi
Director


By: /s/ Alan Blaustein                                        April 2, 2001
   -----------------------------
Alan Blaustein
Director