Form 10-Q
period 2001-03-31
TAKE TO AUCTION COM INC
filed 2001-05-15
CIK 1093837

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

         As of May 14, 2001, 7,438,889 shares of Common Stock, $.001 par value were outstanding.

--------------------------------------------------------------------------------

                            TAKE TO AUCTION.COM, INC.

                               TABLE OF CONTENTS


                                                                           Page
                                                                           ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements..............................................   2
Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................   8
Item 3.  Quantitative and Qualitative Disclosures about Market Risk........  14

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................  15
Item 2.  Changes in Securities and Use of Proceeds.........................  15
Item 6.  Exhibits and Reports on Form 8-K..................................  15

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           Take to Auction.com, Inc.
                            Condensed Balance Sheets
                                  (unaudited)

                                                                                March 31,             December 31,
                                                                                  2001                   2000
                                                                               -----------             -----------
                                    ASSETS
Current assets:
     Cash and cash equivalents                                                 $   447,687             $ 1,086,149
     Accounts receivable                                                            25,872                 100,123
     Shareholder receivables                                                       178,469                 174,173
     Inventory                                                                   2,484,574               2,935,755
     Prepaid expenses and other current assets                                     244,667                 492,275
                                                                               -----------             -----------
           Total current assets                                                  3,381,269               4,788,475
Property and equipment, net                                                      1,026,583               1,091,255
Other                                                                               10,028                  10,523
                                                                               -----------             -----------
           Total assets                                                        $ 4,417,880             $ 5,890,253
                                                                               ===========             ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                          $   566,866             $   774,093
     Accrued expenses                                                              562,737                 453,837
     Deferred revenue                                                              465,951                 540,736
                                                                               -----------             -----------
           Total current liabilities                                             1,595,554               1,768,666

Commitments and Contingencies                                                           --                      --

Shareholders' equity:
     Preferred shares, $0.001 par value, 10 million shares
        authorized, no shares issued and outstanding                                    --                      --
     Common shares, $0.001 par value, 50 million shares
        authorized, 7,438,889 shares issued and outstanding                          7,439                   7,439
     Additional paid-in capital                                                 10,988,796              10,988,796
     Accumulated deficit                                                        (8,173,909)             (6,874,648)
                                                                               -----------             -----------
           Total shareholders' equity                                            2,822,326               4,121,587
                                                                               -----------             -----------
           Total liabilities and shareholders' equity                          $ 4,417,880             $ 5,890,253
                                                                               ===========             ===========

The accompanying notes are an integral part of these condensed financial statements.

                            Take to Auction.com, Inc.
                       Condensed Statements of Operations
                                   (unaudited)

                                                                   For the three-months
                                                                      ended March 31,
                                                            -------------------------------------
                                                                  2001                   2000
                                                            -----------------     ---------------

Net revenues                                                $  2,834,886            $    455,153
Cost of net revenues                                           2,703,568                 676,943
                                                            ------------            ------------
      Gross margin                                               131,318                (221,790)
                                                            ------------            ------------
Operating expenses:
   General and administrative expenses                           939,872                 536,666
   Auction fees                                                  292,346                  19,910
   Sales and marketing                                             8,323                  72,361
   Fulfillment                                                   138,796                  77,346
   Web site development expenses                                  65,831                  21,610
                                                            ------------            ------------
      Total operating expenses                                 1,445,168                 727,893
                                                            ------------            ------------

Net loss from operations                                      (1,313,850)               (949,683)

Interest expense, net                                             14,589                (106,634)
                                                            ------------            ------------
Net loss                                                    $ (1,299,261)           $ (1,056,317)
                                                            ============            ============
Basic and diluted loss per common share                     $      (0.17)           $      (0.18)
                                                            ============            ============
Weighted average number of common
 shares outstanding                                            7,438,889               6,000,000
                                                            ============            ============


The accompanying notes are an integral part of these condensed financial statements.

                           Take to Auction.com, Inc.
                       Condensed Statements of Cash Flows
                                  (unaudited)

                                                                                  For the three-months
                                                                                     ended March 31,
                                                                           -----------------------------------
                                                                                2001                  2000
                                                                           ----------------    ----------------
Cash flows from operating activities:
     Net loss                                                              $ (1,299,261)          $ (1,056,317)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation and amortization                                            109,998                 27,727
       Amortization of stock purchase warrants                                       --                 86,417
       Inventory writedown                                                           --                 91,000
     Change in operating assets and liabilities:
       Accounts receivable                                                       74,251                (24,485)
       Shareholder receivables                                                   (4,296)                    --
       Inventory                                                                451,181             (1,039,158)
       Prepaid expenses and other current assets                                247,608                (99,332)
       Other assets                                                                 495                 (1,445)
       Accounts payable                                                        (207,227)               379,285
       Accrued expenses                                                         108,900                187,816
       Deferred revenue                                                         (74,785)               131,896
                                                                           ------------           ------------
          Net cash used in operating activities                                (593,136)            (1,316,596)
                                                                           ------------           ------------

Cash flows from investing activities:
     Purchase of property and equipment                                         (45,326)              (597,641)
                                                                           ------------           ------------
          Net cash used in investing activities                                 (45,326)              (597,641)
                                                                           ------------           ------------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                          --                635,466
     Borrowings from affiliate                                                       --              1,000,000
     Payments for offering costs                                                     --               (214,426)
                                                                           ------------           ------------
          Net cash provided by financing activities                                  --              1,421,040
                                                                           ------------           ------------
Net decrease in cash and cash equivalents                                      (638,462)              (493,197)
Cash and cash equivalents at beginning of period                              1,086,149                856,949
                                                                           ------------           ------------
Cash and cash equivalents at end of period                                 $    447,687           $    363,752
                                                                           ============           ============

 Supplemental disclosure of non-cash financing activities:

     o During the three-month period ended March 31, 2000, the Company recorded $562,000 to additional paid-in capital in connection with the issuance of stock purchase warrants.

The accompanying notes are an integral part of these condensed financial statements.

TAKE TO AUCTION.COM, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements of Take to Auction.com, Inc. (the "Company" or "TTA") for the periods indicated herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the Company's 2000 financial statements and notes thereto.

     The Company has incurred net losses since inception in the amount of approximately $8.2 million. This factor, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's continuation as a going concern is dependent upon future events, including achieving a level of revenues at positive gross margins and obtaining financing adequate to support the Company's cost structure. The Company believes that the net proceeds generated from its initial public offering will be sufficient to finance its current and anticipated operations through June 2001. The Company is in the process of negotiating an asset-based line of credit utilizing its existing inventory base as collateral and raising additional funds through private offerings of its common shares, the proceeds of which will be used toward its working capital. However, there can be no assurance that such financings will be successful or that the ultimate proceeds will prove to be adequate.

     Certain reclassifications to the Company's 2000 financial statements were made to conform them to classifications used in 2001.

     The Company was incorporated on June 2, 1999, and was a development stage enterprise through March 31, 2000. During the second quarter of fiscal 2000, the Company's planned principal operations commenced and the Company, therefore, was no longer considered to be in the development stage.

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

TAKE TO AUCTION.COM, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED
--------------------------------------------------------------------------------

3.   PROPERTY AND EQUIPMENT

     Property and equipment include the following:


                                               ESTIMATED
                                              USEFUL LIVES
                                               (IN YEARS)              MARCH 31, 2001                DECEMBER 31, 2000
                                               ----------         ------------------------        ------------------------

     Computer equipment                            3              $                496,530        $               496,530
     Computer software                             3                               641,830                        596,504
     Furniture and fixtures                        5                               120,118                        120,118
     Telecommunication equipment                   5                                39,485                         39,485
     Leasehold improvements                        5                               129,176                        129,176
                                                                  -------------------------       ------------------------
                                                                                 1,427,139                      1,381,813
     Less: accumulated depreciation
               and amortization                                                   (400,556)                      (290,558)
                                                                  -------------------------       ------------------------


     Property and equipment, net                                  $              1,026,583        $             1,091,255
                                                                  =========================       ========================

     The Company capitalizes certain costs in connection with internal use software, which will be amortized when the software is available for use or project modules are implemented. As of March 31, 2001, all amounts capitalized relating to internal use software have been placed into service and are being amortized over their estimated useful lives.

4.   RELATED PARTY TRANSACTIONS:

     The Company received an advance of $1 million on December 21, 1999 from E Com Ventures, Inc. and an additional advance from E Com Ventures, Inc. of $1 million on March 9, 2000. The chairman of the board of E Com Ventures, Inc. is also the chairman of the board of the Company. These advances were structured into two separate two-year convertible note agreements during May 2000, bearing interest at six percent (6%) per annum. In connection with these advances, the Company granted a total of 200,000 warrants to purchase the Company's common shares to E Com Ventures, Inc. at $7.20 per share. These warrants expire on June 13, 2001. During June 2000, one of the $1 million notes was paid back to E Com Ventures, Inc. in full and the other $1 million note was converted into 138,889 shares of the Company's common stock.

     During March 2000, the Company loaned a shareholder approximately $66,000 and during November 2000, the Company loaned its Chairman of the Board approximately $100,000. These amounts are due on demand and accrue interest at the prime rate plus two percent. Both loans are classified as shareholder receivables in the accompanying balance sheet. During April 2001, the Chairman of the Board made a $25,000 principal payment.

     On October 1, 2000, the Company entered into a six-month service agreement with Perfumania.com, Inc., a subsidiary of E Com Ventures, Inc., to outsource its warehouse and distribution functions. This agreement automatically renews for successive one-year terms. This service agreement includes order processing, inventory management, warehousing, fulfillment and shipping of product. This agreement is variable, based on volume of sales; however, the agreement includes monthly minimum fees if such volume levels are not obtained. Total fees incurred during the three-month period ended March 31, 2001 were approximately $186,000. Approximately $273,000 and $87,000 was recorded as accrued expenses in the accompanying condensed balance sheets as of March 31, 2001 and December 31, 2000, respectively.

TAKE TO AUCTION.COM, INC.

--------------------------------------------------------------------------------

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

TAKE TO AUCTION.COM, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
--------------------------------------------------------------------------------

This report contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among other things, statements concerning the Company's outlook for 2001 and beyond, the Company's expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Although we believe that the expectations reflected in forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements.

OVERVIEW

Take to Auction (TTA) empowers individuals to become entrepreneurs by offering the tools that allow them to begin selling merchandise in the booming e-commerce economy. Our solution eliminates the traditional barriers faced by individuals and small Web sites in selling merchandise online. For a very limited cash investment, individuals can choose from a broad array of merchandise to sell at online auction sites (TTA Auctions), presently only eBay, or through their very own virtual storefront (TTA Superstores).

TTA also operates TTA Direct, our retail storefront, which sells products to the general public and TTA Eventworks, which facilitates online promotional auctions for sellers through eBay and their affiliates.

Through our fully integrated e-commerce solution, TTA handles order processing, payment processing, customer service and fulfillment on behalf of our users. Our users' profit from the difference between the selling price and the price we charge them for the item that sold.

Our revenues are derived from membership fees purchased by our users for TTA Auctions, from fees paid by users to open up their own virtual storefront through TTA Superstores, from sales of product at auction and through storefronts, from sales of product through TTA Direct, from success fees earned on promotional auctions through TTA Eventworks and from shipping and handling fees. We believe that, for the time being, our free banner advertising on our individual auction listings, as well as, word of mouth and repeat business from existing users are the most effective means of implementing our growth strategy.

TTA AUCTIONS

Online auction services permit sellers to list items for sale, buyers to bid for and purchase items of interest and all auction users to browse through listed items from any place in the world at any time. However, existing online auction sites are frequently subject to some of the following limitations:

   o Sellers on online auction sites own the listed merchandise and are required to pay all auction fees assessed by the online auction sites;

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

TAKE TO AUCTION.COM, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

   o Sellers of products are responsible for the collection of the purchase price and the delivery of the merchandise to buyers;

   o     Sellers do not usually have an automatic and secure payment system; and

   o Buyers must rely on sellers to make sure that the items purchased are in good condition and are actually delivered.

   TTA Auctions appeal to Web users because:

   o We provide users with a broad array of merchandise (currently 4,000 types of items) to take to online auctions;

   o     Users never have to purchase or take possession of the merchandise;

   o Users do not have to take extensive steps to list items online such as photographing the item, scanning or cropping the photograph, writing the copy, setting the price, setting the length of auction, setting the minimum bid, setting the delivery options, and setting the payment options; and

   o We facilitate transactions, free of charge to the user, by accepting credit cards and electronic checks and by handling shipping and delivery.

Our users pay an annual membership fee and each week, at no additional cost, select merchandise from more than 4,000 types of items from our Web site that we then list automatically on a popular online auction site. Items are then listed for one week at a time during the one-year membership period. Our business model is distinct from and complements the more than 100 online auction sites.

Users purchase membership credits to enable them to select items to take to an online auction site. Each annual membership costs a minimum of $500.00 ("the Membership Value") and allows a user to take any number of items, which have an aggregate cost that is less than or equal to their Membership Value from our Web site to an online auction site for one week at a time. Users may purchase additional credits by credit card or by using accumulated profits in their membership account. Users may choose to cash-out and receive a check from us for their accumulated profits from successful auctions at the end of every month by clicking on a screen prompt.

Taking items to auction is very simple through TTA Auctions. Users can take an item they choose to an online auction site by clicking on the item, causing a menu to list the popular online auction sites to which users can choose to take the selected merchandise (presently, only eBay). By clicking on the online auction site, the item, with its description and reference information (including minimum bid, or reserve price, and user information), is transferred to the auction site automatically. Our domain name and logo are prominently displayed on the online auction site to identify to potential buyers that a Take to Auction user is placing the item on the online auction site. Our personalized Web address ensures user anonymity and informs potential bidders that the item is backed by the Take to Auction brand name.

At the end of an auction period, if a bid meets or exceeds the minimum price or reserve price, we automatically notify the buyer and the user via e-mail and the buyer can then consummate the transaction through TTA. We complete the credit card processing and the fulfillment of the item on our users' behalf. The user profits from the difference between the winning bid and the amount we ultimately charge them upon a completed sale.

TAKE TO AUCTION.COM, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

TTA SUPERSTORES

TTA launched TTA Superstores during April 2001 as a revolutionary new form of e-commerce that empowers individuals to open their own fully stocked, personally branded, online store. Drawing from our technological and merchandising expertise, we utilize the same resources and inventory that operate TTA Auctions and TTA Direct. Our solution eliminates the traditional barriers faced by individuals and small Web sites, including hosting, transaction processing, customer service, order fulfillment and merchandising. Liberated from these business details, our storeowners can open, market, and profit from their own Internet storefronts with a minimal cash investment.

Before the TTA Superstores solution, starting an online business required a substantial investment in Web site design and technology hardware. Entrepreneurs also had to negotiate with vendors, pay for warehouse and shipping charges, and set up banking relationships to run their business properly. TTA Superstores take care of all these details.

We allow prospective storeowners to create their storefront free of charge. Prospective storeowners can select a "look-and-feel" of their storefront and the prices they wish to charge (owners cannot select a price below our cost to them). The prospective storeowner is charged a $100 set-up fee to open their storefront to the general public. The owners can select any category or any number of categories of merchandise that we offer in our TTA warehouse. We handle the rest. All orders received by a TTA Superstore are processed by TTA. We complete the credit card processing and the fulfillment of the item on our storeowners' behalf. The storeowner profits from the difference between the amount of the sale in their store and the amount we ultimately charge them upon a completed sale.

TTA DIRECT

TTA Direct, launched in December 2000, provides an outlet for us to sell items directly to the general public. Users can access our catalog of inventory directly from the users' home page or the general public can access it through www.TTADIRECT.com or through our Yahoo! store. All purchases from TTA Direct utilize the same inventory, customer service, payment processing and fulfillment as TTA Auctions and TTA Superstores.

TTA EVENTWORKS

In addition to facilitating auctions for some of our vendors who sell their products at auction, eBay has realized the value that we add by handling all aspects of an auction. eBay referred us several prominent promotional auctions requiring our facilitation. Rod Stewart and Steve Martin, among others, have used our fully automated TTA Eventworks module.

We launched TTA Eventworks during the first quarter of 2001, and anticipate strong growth in this area, as we continue to prove our success to eBay and their affiliates. As mentioned above, we handle all aspects of an auction from setting up a promotional slot through eBay or AOL, to the actual graphic design, auction launch, bid verification, customer service and payment processing. The only service the seller provides is the shipment of the product.

Our rate of expense growth will follow revenue growth and will be primarily driven by increases in the volume of online transactions completed through the service offerings discussed above.

TAKE TO AUCTION.COM, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

NET REVENUES. Net revenues include membership fees purchased by our users for TTA Auctions, from sales of product through our users at auction, from sales of product through TTA Direct, from commissions earned on successful promotional auctions through TTA Eventworks and from shipping and handling fees.

Net revenues increased approximately $2.4 million to approximately $2.8 million for the three-month period ended March 31, 2001 from approximately $0.4 million for the three-month period ended March 31, 2000. Revenues generated from the sale of products through TTA Auctions accounted for the majority of the change with an increase in revenue of approximately $1.5 million to approximately $1.9 million for the three-month period ended March 31, 2001 from approximately $0.4 million for the three-month period ended March 31, 2000. We had approximately 21,300 completed transactions (approximately 120,000 total auctions posted) and approximately 5,400 completed transactions (approximately 13,000 total auctions posted) during the three-month periods ended March 31, 2001 and 2000, respectively, at an average net sale price of approximately $87 and $71, respectively.

TTA Direct was launched in December 2000, and accordingly, we did not generate any revenues during the three-month period ended March 31, 2000. The initial launch of TTA Direct was targeted solely to our member base during the first quarter of 2001. During April 2001, we launched TTA Direct on Yahoo! Shopping and expect the sales volume to increase in the future based on the increased exposure provided by Yahoo!. During the three month period ended March 31, 2001, TTA Direct generated net revenues of approximately $510,000. Of this amount, approximately $350,000 was generated from sales to a company owned 100% by one of our shareholders. We do not anticipate these sales to recur in the future.

For the three-month period ended March 31, 2001, membership revenue increased approximately $208,000 to approximately $248,000 from approximately $40,000 for the three-month period ended March 31, 2000. This is primarily the result of our membership base increasing to approximately 2,500 from approximately 330 as of March 31, 2001 and 2000, respectively. For the three-month period ended March 31, 2001, shipping and handling fees increased approximately $164,000 to approximately $198,000 from approximately $34,000 for the three-month period ended March 31, 2000, resulting primarily from the increase in the fulfillment of completed transactions discussed above.

COST OF NET REVENUES. Cost of net revenues consist primarily of the cost of the merchandise sold and outbound shipping costs related to those items. Cost of net revenues increased approximately $2.0 million to approximately $2.7 million for the three-month period ended March 31, 2001 from approximately $0.7 million for the three-month period ended March 31, 2000. Cost of net revenues as a percentage of revenues was approximately 95% and 149% during the three-month periods ended March 31, 2001 and 2000, respectively. The majority of our negative margins during the three-month period ended March 31, 2000 was attributable to offering our current members discounted pricing to promote our brand. We believe that our gross margins will continue to improve as we improve our supply chain management and sell more products directly to the general public through TTA Superstores and TTA Direct.

TAKE TO AUCTION.COM, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses increased approximately $0.4 million to approximately $0.9 million for the three-month period ended March 31, 2001 from approximately $0.5 million for the three-month period ended March 31, 2000. The increase in general and administrative expenses resulted primarily from costs associated with additional personnel and operating expenses necessary to support the Company's growth after our development stage, which ended March 31, 2000. We believe that the majority of our infrastructure is currently in place and we expect general and administrative expenses, as a percentage of net revenues, to continue to decrease in the future.

AUCTION FEES. Auction fees consist of fees incurred by us for posting and selling items at online auction sites. Auction fees increased approximately $272,000 to approximately $292,000 for the three-month period ended March 31, 2001 from approximately $20,000 for the three-month period ended March 31, 2000. This increase directly resulted from the increased transaction volume through TTA Auctions discussed above and from related increases in auction fees incurred during the first quarter of 2001. Auction fees will continue to increase as the number of items listed and sold at online auction sites increases and from any future increases in auction fees charged to us by the online auction companies.

SALES AND MARKETING. Sales and marketing expenses consist of fees incurred for advertising and promotion of our brand during our development stage. Sales and marketing decreased $64,000 to approximately $8,000 for the three-month period ended March 31, 2001 from approximately $72,000 for the three-month period ended March 31, 2000. The majority of the costs incurred during the three month period ended March 31, 2000 were non-recurring in nature and resulted from the promotion of our brand during our development stage. We use "word-of-mouth" referrals and e-mail promotions to targeted buyers of our merchandise to expand our user community and, therefore, incur limited marketing costs to increase our revenues and user base.

FULFILLMENT FEES. Fulfillment fees consist of fees incurred by us to warehouse, fulfill and ship products to the highest bidders for completed auctions as well as fees incurred by us for payment processing. Fulfillment fees increased approximately $62,000 to approximately $139,000 for the three-month period ended March 31, 2001 from approximately $77,000 for the three-month period ended March 31, 2000. This increase directly resulted from the increased transaction volume discussed above. Fulfillment fees will continue to increase as our sales of product increase.

WEB SITE DEVELOPMENT EXPENSES. Web site development expenses consist principally of expenses incurred to develop and maintain our network operations and systems and telecommunications infrastructure. Web site development expenses increased approximately $44,000 to $66,000 for the three-month period ended March 31, 2001 from approximately $22,000 for the three-month period ended March 31, 2000. Although we believe that the majority of our Web site development is currently completed, our development costs should increase slightly in the future in order to increase our network infrastructure to facilitate and maintain our operations. Web site development costs, as a percentage of net revenues, are expected to continue to decrease in the future.

INCOME TAXES. We provided a valuation allowance of approximately $0.5 million to provide fully for the net deferred tax assets since management believes that it is more likely than not that these amounts will not be realized due to our recurring losses.

NET LOSS. As a result of the factors discussed above, the net loss totaled approximately $1.3 million and $1.1 million for the three-month periods ended March 31, 2001 and 2000, respectively. We expect losses to continue through fiscal 2001, however, we expect to become profitable by the second quarter of 2002.

TAKE TO AUCTION.COM, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements are acquiring merchandise and maintaining and improving our Web site. We have had negative cash flows since inception. Our working capital to date has been provided primarily by the proceeds from our initial capitalization of $1 million, other private placements, the issuance of convertible notes (see below) and our initial public offering consummated in June 2000.

We used cash of approximately $0.6 million in operating activities for the three-month period ended March 31, 2001. This was primarily the result of a loss of approximately $1.3 million, the decrease in our inventory of approximately $0.5 million and the decrease in prepaid expenses and other current assets of $0.2 million. During the three-month period ended March 31, 2001, inventory levels were decreased in an effort to liquidate some of our slower moving inventory items. The decrease in prepaid expenses and other current assets primarily related to the receipt of specialty purchased inventory in which amounts were advanced to suppliers as of December 31, 2000. We used cash of approximately $1.3 million from operating activities for the three-month period ended March 31, 2000. This was primarily the result of a loss of approximately $1.1 million. The additional changes in other operating assets and liabilities were principally related to increases in accounts payable and accrued expenses offset by an increase in inventory.

We used cash in investing activities of approximately $45,000 and $598,000 for the three-month periods ended March 31, 2001 and 2000, respectively, primarily related to the purchase of computer hardware and software and expenditures for leasehold improvements at our new corporate facility.

We did not have any financing activities during the three-month period ended March 31, 2001. Cash provided by financing activities for the three-month period ended March 31, 2000 was approximately $1,421,000. This was the result of proceeds received on our stock subscriptions receivable (relating to our initial capitalization) in the amount of approximately $635,000, proceeds received on a convertible promissory note in the amount of $1 million from E Com Ventures, Inc., a company related to TTA through a common chairman of the board, offset by payments made for offering costs of approximately $214,000.

We had two $1 million convertible promissory notes from E Com Ventures, Inc. One of the notes was converted into 138,889 shares of our common stock on June 16, 2000, and the other note was repaid in full on June 20, 2000. As of March 31, 2001, there was no outstanding debt to E Com Ventures, Inc.

During November 2000, the Company loaned its Chairman of the Board approximately $100,000. During April 2001, a $25,000 principal payment was made. This amount is due on demand and accrues interest at the prime rate plus two percent.

TAKE TO AUCTION.COM, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

We believe that the net proceeds generated from our initial public offering will be sufficient to finance our current and anticipated operations through June 2001. We have incurred net losses since inception, and our ability to ultimately obtain profitable operations is dependent upon future events, including without limitation, achieving a level of revenues at positive gross margins and obtaining financing adequate to support our cost structure. We are in the process of negotiating an asset-based line of credit utilizing our existing inventory as the collateral base and raising additional funds through the private offering of our common shares. Although we believe that our business strategy, this line of credit and/or this private offering of our common shares will provide us with sufficient operating cash flow through fiscal 2001, there can be no assurance that such business strategy will be successfully implemented, that it will be completed in a timely manner, that funding on the asset based line of credit or private offering will be successfully completed, or that our future cash flows will be sufficient to meet all of our obligations and commitments. The failure to generate such sufficient cash flow could significantly adversely affect the market value of our common stock and the operation of our business, results of operations and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the quarter ended March 31, 2001, there have been no material changes in the information about our market risk as of December 31, 2000 as set forth in item 7A. of the 2000 Form 10-K.

PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1. LEGAL PROCEEDINGS

See Note 5 to the Condensed Financial Statements included in Part I, Item 1 of this quarterly report for certain other information relevant to ongoing legal matters, which is incorporated herein by this reference.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

     The Company did not issue or sell any unregistered securities during the quarter ended March 31, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (b) Reports on Form 8-K.

         No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer.

                                       Take to Auction.com


                                       By:  /s/ Albert Friedman
                                           ------------------------------
                                           Albert Friedman
                                           President and Chief Executive Officer


                                       By:  /s/ Mitchell Morgan
                                           -------------------------------------
                                           Mitchell Morgan
                                           Chief Financial Officer

Date:     May 14, 2001