Form 10-Q
period 2001-06-30
TAKE TO AUCTION COM INC
filed 2001-08-14
CIK 1093837

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                    Quarterly Report pursuant to Section 13 or 15(d) of the
         [X]        Securities Exchange Act of 1934

                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

         As of August 13, 2001, 7,438,889 shares of Common Stock, $.001 par value were outstanding.

                            TAKE TO AUCTION.COM, INC.

                                TABLE OF CONTENTS


                                                                                                              Page
                                                                                                              ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.................................................................................  2
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations................  8
Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........................................  15

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings......................................................................................16
Item 2.  Changes in Securities and Use of Proceeds..............................................................16
Item 6.  Exhibits and Reports on Form 8-K.......................................................................16



PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements


                            Take to Auction.com, Inc.
                            Condensed Balance Sheets
                                   (unaudited)


                                                                      June 30,          December 31,
                                                                        2001                2000
                                                                   ------------         ------------
                                    ASSETS
Current assets:
     Cash and cash equivalents                                     $     68,914         $  1,086,149
     Accounts receivable                                                 72,094              100,123
     Shareholder receivables                                            135,778              174,173
     Inventory                                                        1,895,419            2,935,755
     Prepaid expenses and other current assets                          291,490              492,275
                                                                   ------------         ------------
           Total current assets                                       2,463,695            4,788,475

Property and equipment, net                                             950,010            1,091,255
Other                                                                     9,992               10,523
                                                                   ------------         ------------
           Total assets                                            $  3,423,697         $  5,890,253
                                                                   ============         ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                              $    545,663         $    774,093
     Accrued expenses                                                   772,999              453,837
     Deferred revenue                                                   339,129              540,736
                                                                   ------------         ------------
           Total current liabilities                                  1,657,791            1,768,666

Commitments and Contingencies                                                --                   --

Shareholders' equity:
     Preferred shares, $0.001 par value, 10 million shares
        authorized, no shares issued and outstanding                         --                   --
     Common shares, $0.001 par value, 50 million shares
        authorized, 7,438,889 shares issued and outstanding               7,439                7,439
     Additional paid-in capital                                      10,988,796           10,988,796
     Accumulated deficit                                             (9,230,329)          (6,874,648)
                                                                   ------------         ------------
           Total shareholders' equity                                 1,765,906            4,121,587
                                                                   ------------         ------------
           Total liabilities and shareholders' equity              $  3,423,697         $  5,890,253
                                                                   ============         ============



              The accompanying notes are an integral part of these
                        condensed financial statements.

                            Take to Auction.com, Inc.
                       Condensed Statements of Operations
                                   (unaudited)


                                                    For the three-months                     For the six-months
                                                        ended June 30,                          ended June 30,
                                               -------------------------------         -------------------------------
                                                  2001                 2000                 2001                2000
                                               -----------         -----------         -----------         -----------
Net revenues                                   $ 2,989,407         $ 1,038,256         $ 5,824,293         $ 1,493,408
Cost of net revenues                             2,638,474           1,203,429           5,342,045           1,880,371
                                               -----------         -----------         -----------         -----------
      Gross margin                                 350,933            (165,173)            482,248            (386,963)
                                               -----------         -----------         -----------         -----------
Operating expenses:
   General and administrative expenses             821,829             725,551           1,761,748           1,252,763
   Auction fees                                    350,243              34,689             642,589              54,599
   Sales and marketing                               7,316             144,247              15,639             216,607
   Fulfillment                                     154,963              62,552             293,708             149,350
   Web site development expenses                    79,545              79,512             145,377             101,122
                                               -----------         -----------         -----------         -----------
      Total operating expenses                   1,413,896           1,046,551           2,859,061           1,774,441
                                               -----------         -----------         -----------         -----------
Net loss from operations                        (1,062,963)         (1,211,724)         (2,376,813)         (2,161,404)

Interest income (expense), net                       6,543            (124,284)             21,132            (230,920)
                                               -----------         -----------         -----------         -----------
Net loss                                       $(1,056,420)        $(1,336,008)        $(2,355,681)        $(2,392,324)
                                               ===========         ===========         ===========         ===========
Basic and diluted loss per common share        $     (0.14)        $     (0.21)        $     (0.32)        $     (0.39)
                                               ===========         ===========         ===========         ===========
Weighted average number of common
   shares outstanding                            7,438,889           6,280,037           7,438,889           6,140,018
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

                            Take to Auction.com, Inc.
                       Condensed Statements of Cash Flows
                                   (unaudited)


                                                                    For the six-months
                                                                      ended June 30,
                                                            ---------------------------------
                                                                2001                 2000
                                                            ------------         ------------
Cash flows from operating activities:
     Net loss                                               $ (2,355,681)        $ (2,392,324)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation and amortization                             224,146               92,358
       Amortization of stock purchase warrants                        --              207,799
       Inventory writedown                                            --              112,461
     Change in operating assets and liabilities:
       Accounts receivable                                        28,029              (34,834)
       Shareholder receivables                                    38,395                   --
       Inventory                                               1,040,336           (1,275,184)
       Prepaid expenses and other current assets                 200,785             (404,361)
       Other assets                                                  531               (1,042)
       Accounts payable                                         (228,430)             288,933
       Accrued expenses                                          319,162              209,808
       Deferred revenue                                         (201,607)             130,619
                                                            ------------         ------------
          Net cash used in operating activities                 (934,334)          (3,065,767)
                                                            ------------         ------------
Cash flows from investing activities:
     Purchase of property and equipment                          (82,901)            (944,649)
                                                            ------------         ------------
          Net cash used in investing activities                  (82,901)            (944,649)
                                                            ------------         ------------
Cash flows from financing activities:
     Proceeds from issuance of common stock                           --           10,045,596
     Borrowings from affiliate                                        --            1,000,000
     Payments on borrowings to affiliate                              --           (1,000,000)
     Payments for offering costs                                      --             (804,620)
                                                            ------------         ------------
          Net cash provided by financing activities                   --            9,240,976
                                                            ------------         ------------
Net (decrease) increase in cash and cash equivalents          (1,017,235)           5,230,560

Cash and cash equivalents at beginning of period               1,086,149              856,949
                                                            ------------         ------------
Cash and cash equivalents at end of period                  $     68,914         $  6,087,509
                                                            ============         ============





 Supplemental disclosure of non-cash financing activities:

     o During the six-month period ended June 30, 2000, the Company recorded $562,000 to additional paid-in capital in connection with the issuance of stock purchase warrants.


              The accompanying notes are an integral part of these
                        condensed financial statements.

TAKE TO AUCTION.COM, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements of Take to Auction.com, Inc. (the "Company" or "TTA") for the periods indicated herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six-months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the Company's 2000 financial statements and notes thereto.

     The Company has incurred net losses since inception in the amount of approximately $9.2 million. This factor, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's continuation as a going concern is dependent upon future events, including achieving a level of revenues at adequate gross margins, attaining profitable operating results and obtaining financing adequate to support the Company's cost structure. The net proceeds generated from its initial public offering were sufficient to finance its operations through June 2001. The Company is currently funding its operations by reducing its inventory levels. The Company is in the process of negotiating an asset-based line of credit utilizing its existing inventory base as collateral and pursuing additional funds through private offerings of its common shares, the proceeds of which will be used toward its working capital. However, there can be no assurance that such financings will be successful or that the ultimate proceeds will prove to be adequate.

     Certain reclassifications to the Company's 2000 financial statements were made to conform them to classifications used in 2001.

     The Company was incorporated on June 2, 1999, and was a development stage enterprise through June 30, 2000. During the second quarter of fiscal 2000, the Company's planned principal operations commenced and the Company, therefore, was no longer considered to be in the development stage.

2.   INITIAL PUBLIC OFFERING

     Effective June 12, 2000 (the actual closing date was June 16, 2000), the Company completed an equity offering of 1.3 million shares of common stock at an offering price of $8.00 per share. Net proceeds to the Company, after deducting approximately $2.5 million in costs, fees, underwriter discounts and other expenses associated with the offering, were approximately $7.9 million and were used primarily for inventory expansion, other capital expenditures necessary to support the Company's growth, working capital and other general corporate purposes.

TAKE TO AUCTION.COM, INC.

3.   PROPERTY AND EQUIPMENT

     Property and equipment include the following:


                                               Estimated
                                              Useful Lives
                                               (in years)              June 30, 2001                 December 31, 2000
                                               ----------              -------------                 -----------------
     Computer equipment                            3                      $  497,220                   $    496,530
     Computer software                             3                         678,715                        596,504
     Furniture and fixtures                        5                         120,118                        120,118
     Telecommunication equipment                   5                          39,485                         39,485
     Leasehold improvements                        5                         129,176                        129,176
                                                                          ----------                   ------------
                                                                           1,464,714                      1,381,813
     Less: accumulated depreciation
               and amortization                                            (514,704)                      (290,558)
                                                                          ----------                   ------------
     Property and equipment, net                                          $  950,010                   $  1,091,255
                                                                          ==========                   ============


     The Company capitalizes certain costs in connection with internal use software, which will be amortized when the software is available for use or project modules are implemented. As of June 30, 2001, all amounts capitalized relating to internal use software have been placed into service and are being amortized over their estimated useful lives.

4.   RELATED PARTY TRANSACTIONS:

     The Company received an advance of $1 million on December 21, 1999 from E Com Ventures, Inc. ("ECMV") and an additional advance from ECMV of $1 million on March 9, 2000. The chairman of the board of ECMV is also the chairman of the board of the Company. These advances were structured into two separate two-year convertible note agreements during May 2000, bearing interest at six percent (6%) per annum. In connection with these advances, the Company granted a total of 200,000 warrants to purchase the Company's common shares to ECMV at $7.20 per share. These warrants expired on June 13, 2001. During June 2000, one of the $1 million notes was paid back to ECMV in full and the other $1 million note was converted into 138,889 shares of the Company's common stock.

     During March 2000, the Company loaned a shareholder approximately $66,000 and during November 2000, the Company loaned its Chairman of the Board approximately $100,000. These amounts are due on demand and accrue interest at the prime rate plus two percent. Both loans are classified as shareholder receivables in the accompanying balance sheet. During 2001, the Chairman of the Board made principal payments of approximately $41,000.

     On October 1, 2000, the Company entered into a six-month service agreement with Perfumania.com, Inc., a subsidiary of ECMV, to outsource the Company's warehouse and distribution functions. This agreement automatically renews for successive one-year terms. This service agreement includes order processing, inventory management, warehousing, fulfillment and shipping of product. This agreement is variable, based on volume of sales; however, the agreement includes monthly minimum fees if such volume levels are not obtained. Total fees incurred during the three and six-month periods ended June 30, 2001 were approximately $237,000 and 423,000, respectively, and approximately $423,000 and $87,000 was accrued in the accompanying condensed balance sheets as of June 30, 2001 and December 31, 2000, respectively.

TAKE TO AUCTION.COM, INC.

5.   COMMITMENTS:

     Effective September 23, 1999, the Company entered into a 60 month service agreement ("the USi Agreement") with USinternetworking, Inc. ("USi"), a software and network provider, to develop and host the Company's Web site. The Company paid an initial fee of $40,000 and the USi Agreement was for 60 equal monthly service fee payments of $41,000 commencing on December 15, 1999 through December 14, 2004 (the "Initial Period"). During December 1999, the Company notified USi that it was terminating the USi Agreement (as per the terms of the USi Agreement) for material breach of USi's obligations thereunder. USi threatened a breach of contract lawsuit, but no action has been filed. The Company believes that it has meritorious defenses, as well as counterclaims, to any claim which may be brought by USi, and if any such claim is brought, the Company will defend it vigorously. However, if USi successfully pursues its claim against the Company, it may have a material adverse effect on the Company and the operation of its business.

TAKE TO AUCTION.COM, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among other things, statements concerning the Company's outlook for 2001 and beyond, the Company's expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Although we believe that the expectations reflected in forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. For information about risk factors relevant to the Company, please see the Company's filings with the Securities and Exchange Commission. The Company does not intend and disclaims any duty or obligation to update or revise any industry information or forward looking statements set forth in this report, to reflect new information, future events or otherwise.

OVERVIEW

Take to Auction (TTA) empowers individuals to become entrepreneurs and provides existing Web sites an expanded distribution channel by offering the tools that allow them to begin selling merchandise. Our solution eliminates the traditional barriers faced by individuals and small Web sites in selling merchandise online. For a very limited cash investment, individuals can choose from a broad array of merchandise to sell at online auction sites (TTA Auctions), such as eBay and Yahoo!, or through their very own virtual storefront (TTA Superstores).

TTA also operates TTA Direct, our retail storefront, which sells products to the general public and TTA Eventworks, which facilitates online promotional auctions for sellers through eBay and their affiliates.

TTA handles order processing, payment processing, customer service and fulfillment on behalf of our users. Our users profit from the difference between the selling price and the price we charge them for the item that sold.

Our revenues are derived from membership fees paid by our users for TTA Auctions, from set-up fees paid by users to open up their own virtual storefront through TTA Superstores, from sales of product at auction and through storefronts, from sales of product through TTA Direct, from success fees earned on promotional auctions through TTA Eventworks and from shipping and handling fees. We believe that, for the time being, our free banner advertising on our individual auction listings, affiliate programs, as well as word of mouth and repeat business from existing users are the most effective means of implementing our growth strategy.

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

TAKE TO AUCTION.COM, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     o Sellers of products are responsible for the collection of the purchase price and the delivery of the merchandise to buyers;

     o    Sellers do not usually have an automatic and secure payment system;
          and

     o Buyers must rely on sellers to make sure that the items purchased are in good condition and are actually delivered.

     TTA Auctions appeal to Web users because:

     o We provide users with a broad array of merchandise (currently 5,000 types of items) to take to online auctions;

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

Our users pay an annual membership fee and each week, at no additional cost, select merchandise from more than 5,000 types of items from our Web site that we then list automatically on a popular online auction site. Items are then listed for one week at a time during the one-year membership period. (Presently, we are no longer accepting new members. Prospective auction members are being placed on a wait list, however, in the future, we may allow new members to join TTA Auctions). As part of our business strategy, we are moving away from a concerted effort to sell items at online auction sites through our membership base and moving towards selling more items through the TTA Superstores, our retail outlets (eBay Stores, Yahoo! Shopping and TTA Direct), as well as, continuing to sell items directly at online auction sites.

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

Taking items to auction is very simple through TTA Auctions. Users can take an item they choose to an online auction site by clicking on the item, causing a menu to list the popular online auction sites to which users can choose to take the selected merchandise. By clicking on the online auction site, the item, with its description and reference information (including minimum bid, or reserve price, and user information), is transferred to the auction site automatically. Our domain name and logo are prominently displayed on the online auction site to identify to potential buyers that a Take to Auction user is placing the item on the online auction site. Our personalized Web address ensures user anonymity and informs potential bidders that the item is backed by the Take to Auction brand name.

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

TTA SUPERSTORES

TTA launched TTA Superstores during April 2001 to permit individuals to open their own fully stocked, personally branded, online store. We utilize the same resources and inventory that operate TTA Auctions and TTA Direct. Our solution seeks to eliminate the traditional barriers faced by individuals and small Web sites, including hosting, transaction processing, customer service, order fulfillment and merchandising. Our storeowners can open, market, and profit from their own Internet storefronts with a minimal cash investment and without having to deal with many traditional business details.

Before TTA Superstores, starting an online business required a substantial investment in Web site design and technology hardware. Entrepreneurs also had to negotiate with vendors, pay for warehouse and shipping charges, and set up banking relationships to run their business properly. TTA Superstores take care of all these details.

We allow prospective storeowners to create their storefront free of charge. Prospective storeowners can select a "look-and-feel" of their storefront and the prices they wish to charge (owners cannot select a price below our cost to them). The prospective storeowner is charged a $100 set-up fee to open their storefront to the general public. The owners can select any category or any number of categories of merchandise that we offer in our TTA warehouse. We handle the rest. All orders received by a TTA Superstore are processed by TTA. We complete the credit card processing and the fulfillment of the item on our storeowner's behalf. The storeowner profits from the difference between the amount of the sale in their store and the amount we ultimately charge them upon a completed sale.

TTA DIRECT

TTA Direct, launched in December 2000, provides an outlet for us to sell items directly to the general public. Users can access our catalog of inventory directly from the users' home page or the general public can access it through www.TTADIRECT.com or through our Yahoo! store. All purchases from TTA Direct utilize the same inventory, customer service, payment processing and fulfillment as TTA Auctions and TTA Superstores. We offer our inventory to our auction members and TTA Superstores storeowners at more favorable terms than at TTA Direct.

TAKE TO AUCTION.COM, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

RESULTS OF OPERATIONS

NET REVENUES. Net revenues are derived from membership fees paid by our users for TTA Auctions, from set-up fees paid by users to open up their own virtual storefront through TTA Superstores, from sales of product at auction and through storefronts, from sales of product through TTA Direct, from success fees earned on promotional auctions through TTA Eventworks and from shipping and handling fees.

Net revenues increased approximately $4.3 million to approximately $5.8 million for the six-month period ended June 30, 2001 from approximately $1.5 million for the six-month period ended June 30, 2000. Revenues generated from the sale of products through TTA Auctions accounted for the majority of the change with an increase in revenue of approximately $2.7 million to approximately $4.0 million for the six-month period ended June 30, 2001 from approximately $1.3 million for the six-month period ended June 30, 2000. We had approximately 43,000 completed transactions (approximately 252,000 total auctions posted) and approximately 14,000 completed transactions (approximately 41,000 total auctions posted) during the six-month periods ended June 30, 2001 and 2000, respectively, at an average net sale price of approximately $92 and $89, respectively. The decrease in percentage of completed transactions to total auctions posted in the three and six-month periods ended June 30, 2001 compared with the three and six-month periods ended June 30, 2000 is directly related to increasing our gross margins on product sales subsequent to our development stage (see Cost of Net Revenues below).

Net revenues increased approximately $2.0 million to approximately $3.0 million for the three-month period ended June 30, 2001 from approximately $1.0 million for the three-month period ended June 30, 2000. Revenues generated from the sale of products through TTA Auctions accounted for the majority of the change with an increase in revenue of approximately $1.2 million to approximately $2.1 million for the three-month period ended June 30, 2001 from approximately $0.9 million for the three-month period ended June 30, 2000. We had approximately 22,000 completed transactions (approximately 132,000 total auctions posted) and approximately 9,000 completed transactions (approximately 28,000 total auctions posted) during the three-month periods ended June 30, 2001 and 2000, respectively, at an average net sale price of approximately $95 and $100, respectively.

TTA Direct was launched in December 2000, and accordingly, we did not generate any revenues during the three and six-month periods ended June 30, 2000. During April 2001, we launched TTA Direct on Yahoo! Shopping and expect the sales volume to increase in the future based on the increased exposure provided by Yahoo! (see Results of Operations - Auction Fees). During the six-month period ended June 30, 2001, TTA Direct generated net revenues of approximately $758,000. Of this amount, approximately $350,000 was generated from sales to a company owned 100% by one of our shareholders. We do not anticipate these sales to recur in the future. During the three-month period ended June 30, 2001, TTA Direct generated net revenues of approximately $248,000.

For the six-month period ended June 30, 2001, membership revenue from members in TTA Auctions increased approximately $387,000 to approximately $499,000 from approximately $112,000 for the six-month period ended June 30, 2000. For the three-month period ended June 30, 2001, membership revenue from members in TTA Auctions increased approximately $264,000 to approximately $336,000 from approximately $72,000 for the three-month period ended June 30, 2000. This is primarily the result of our membership base increasing to approximately 2,400 from approximately 600 as of June 30, 2001 and 2000, respectively. Revenues recognized from fees paid by users to open up their own virtual storefront through TTA Superstores were approximately $37,000 for the three and six-month periods ended June 30, 2001. TTA Superstores was launched in April 2001, and accordingly, we did not generate any such fees for the three and six-month periods ended June 30, 2000.

TAKE TO AUCTION.COM, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

NET REVENUES, CONTINUED. For the three and six-month periods ended June 30, 2001, shipping and handling fees increased approximately $355,000 and $190,000, respectively, to approximately $466,000 and $268,000, respectively, from approximately $111,000 and $78,000 for the three and six-month periods ended June 30, 2000, respectively, resulting primarily from the increase in the fulfillment of completed transactions discussed above.

COST OF NET REVENUES. Cost of net revenues consist primarily of the cost of the merchandise sold and outbound shipping costs related to those items. Cost of net revenues increased approximately $3.5 million to approximately $5.4 million for the six-month period ended June 30, 2001 from approximately $1.9 million for the six-month period ended June 30, 2000. Cost of net revenues as a percentage of revenues was approximately 91% and 126% during the six-month periods ended June 30, 2001 and 2000, respectively. Cost of net revenues increased approximately $1.4 million to approximately $2.6 million for the three-month period ended June 30, 2001 from approximately $1.2 million for the three-month period ended June 30, 2000. Cost of net revenues as a percentage of revenues was approximately 87% and 116% during the six-month periods ended June 30, 2001 and 2000, respectively.

The majority of our negative margins during the three and six-month periods ended June 30, 2000 was attributable to offering our current members discounted pricing to promote our brand during our development stage. We believe that our gross margins will continue to improve as we improve our supply chain management and sell more products directly to the general public through TTA Superstores and TTA Direct.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses increased approximately $0.5 million to approximately $1.8 million for the six-month period ended June 30, 2001 from approximately $1.3 million for the six-month period ended June 30, 2000. General and administrative expenses increased approximately $0.1 million to approximately $0.8 million for the three-month period ended June 30, 2001 from approximately $0.7 million for the three-month period ended June 30, 2000. The increase in general and administrative expenses resulted primarily from costs associated with additional personnel and operating expenses necessary to support the Company's growth after our development stage, which ended June 30, 2000. We believe that the majority of our infrastructure is currently in place and we expect general and administrative expenses, as a percentage of net revenues, to continue to decrease in the future.

AUCTION FEES. Auction fees consist of fees incurred by us for posting and selling items at online auction sites. Auction fees increased approximately $0.6 million to approximately $0.7 million for the six-month period ended June 30, 2001 from approximately $0.1 million for the six-month period ended June 30, 2000. Auction fees increased approximately $0.3 million to approximately $0.4 million for the three-month period ended June 30, 2001 from approximately $0.1 million for the three-month period ended June 30, 2000. This increase directly resulted from the increased transaction volume through TTA Auctions discussed above and from related increases in auction fees incurred during 2001.

On August 1, 2001, we signed a six-month letter of intent with Yahoo! Auctions, in which Yahoo! Auctions will provide custom online auction functionality for us. Yahoo! Auctions will also promote our auction listings throughout its Web site. Such promotions include providing us with Featured Seller status, as well as promoting our auction listings in the Spotlight section and Category specific sections of Yahoo! Auctions' homepage. In addition, Yahoo! Auctions will promote us in offline media coverage. The auction fees charged to us by Yahoo! Auctions is more advantageous than other online auction sites. Accordingly, auction fees as a percentage of net revenues should decrease in the future as the number of items listed at Yahoo! Auctions increases in proportion to other online auction sites.

TAKE TO AUCTION.COM, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

SALES AND MARKETING. Sales and marketing expenses consist of fees incurred for advertising and promotion of our brand during our development stage. Sales and marketing decreased $201,000 to approximately $16,000 for the six-month period ended June 30, 2001 from approximately $217,000 for the six-month period ended June 30, 2000. Sales and marketing decreased $137,000 to approximately $7,000 for the three-month period ended June 30, 2001 from approximately $144,000 for the three-month period ended June 30, 2000. The majority of the costs incurred during the three and six-month period ended June 30, 2000 were non-recurring in nature and resulted from the promotion of our brand during our development stage. We currently use "word-of-mouth" referrals and e-mail promotions to targeted buyers of our merchandise to expand our user community and, therefore, incur limited marketing costs to increase our revenues and user base.

FULFILLMENT FEES. Fulfillment fees consist of fees incurred by us to warehouse, fulfill and ship products to our customers as well as fees incurred by us for payment processing. Fulfillment fees increased approximately $144,000 to approximately $294,000 for the six-month period ended June 30, 2001 from approximately $150,000 for the six-month period ended June 30, 2000. Fulfillment fees increased approximately $92,000 to approximately $155,000 for the three-month period ended June 30, 2001 from approximately $63,000 for the three-month period ended June 30, 2000. This increase directly resulted from the increased transaction volume discussed above. Fulfillment fees will continue to increase as our sales of product increase.

WEB SITE DEVELOPMENT EXPENSES. Web site development expenses consist principally of expenses incurred to develop and maintain our network operations and systems and telecommunications infrastructure. Web site development expenses increased approximately $44,000 to $145,000 for the six-month period ended June 30, 2001 from approximately $101,000 for the six-month period ended June 30, 2000. Web site development expenses remained relatively flat at $80,000 during the three month periods ended June 30, 2001 and 2000, respectively. Although we believe that the majority of our Web site development is currently completed, our development costs should increase slightly in the future in order to increase our network infrastructure to facilitate and maintain our operations. Web site development costs, as a percentage of net revenues, are expected to continue to decrease in the future.

INCOME TAXES. We provided a valuation allowance of approximately $0.4 million and $0.9 million for the three and six-month periods ended June 30, 2001, respectively and $0.5 million and $0.9 million for the three and six month periods ended June 30, 2000, respectively to provide fully for the net deferred tax assets since management believes that it is more likely than not that these amounts will not be realized due to our recurring losses.

NET LOSS. As a result of the factors discussed above, the net loss totaled approximately $2.4 million and $2.4 million for the six-month periods ended June 30, 2001 and 2000, respectively and $1.1 million and $1.3 million for the three month periods ended June 30, 2001 and 2000, respectively. We expect losses to continue through fiscal 2001, however, we expect to become profitable within the first half of 2002.

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

We used cash of approximately $0.9 million in operating activities for the six-month period ended June 30, 2001. This was primarily the result of a loss of approximately $2.4 million, as well as decreases in accounts payable of $0.2 million, and in deferred revenue of $0.2 million, all of which were offset in part by an increase in accrued expenses of $0.3 million and decreases in our inventory of $1.0 million and prepaid expenses and other current assets of $0.2 million. During the six-month period ended June 30, 2001, inventory levels were decreased in an effort to liquidate some of our slower moving inventory items and provide the necessary cash flows to fund our current operations. We used cash of approximately $3.1 million from operating activities for the six-month period ended June 30, 2000. This was primarily the result of a loss of approximately $2.4 million. The additional changes in other operating assets and liabilities were principally related to increases in accounts payable and accrued expenses offset by increases in inventory and prepaid expenses and other current assets.

We used cash in investing activities of approximately $0.1 million for the six-month period ended June 30, 2001, primarily related to certain costs capitalized in connection with internal use software. We used cash in investing activities of approximately $0.9 million for the six-month period ended June 30, 2000, primarily related to the purchase of computer hardware and software and expenditures for leasehold improvements at our new corporate facility.

We did not have any financing activities during the six-month period ended June 30, 2001. Cash provided by financing activities for the six-month period ended June 30, 2000 was approximately $9.2 million. This was the result of net proceeds received on our initial public offering of approximately $9.4 million, proceeds received on our stock subscriptions receivable (relating to our initial capitalization) in the amount of approximately $0.6 million, proceeds received on a convertible promissory note (the "Note") in the amount of $1 million from E Com Ventures, Inc. (formerly Perfumania, Inc.), a company related through common chairman of the board, offset by the repayment of another note (similar in all respects to the "Note") in the amount of $1 million and payments made for offering costs of approximately $0.8 million.

We had two $1 million convertible promissory notes from E Com Ventures, Inc. One of the notes was converted into 138,889 shares of our common stock on June 16, 2000, and the other note was repaid in full on June 20, 2000. As of June 30, 2001, there was no outstanding debt to E Com Ventures, Inc.

During November 2000, the Company loaned its Chairman of the Board approximately $100,000. During 2001, principal payments of approximately $41,000 were made. The remaining amount is due on demand and accrues interest at the prime rate plus two percent.

TAKE TO AUCTION.COM, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES, CONTINUED

Although we have positive working capital of approximately $0.8 million as of June 30, 2001, our cash balance as of June 30, 2001 was only $69,000. We have incurred net losses since inception, and our ability to ultimately obtain profitable operations is dependent upon future events, including without limitation, achieving a level of revenues at adequate gross margins, obtaining profitable operating results and obtaining financing adequate to support our cost structure. We are in the process of negotiating an asset-based line of credit utilizing our existing inventory as the collateral base and pursuing additional funds through the private offering of our common shares. Although we believe that our business model, this line of credit and/or this private offering of our common shares will provide us with sufficient operating cash flow through fiscal 2001, there can be no assurance that such business model will be successfully implemented, that it will be completed in a timely manner, that funding on the asset-based line of credit or private offering will be successfully completed, or that our future cash flows will be sufficient to meet all of our obligations and commitments. The failure to generate such sufficient cash flow could significantly adversely affect the market value of our common stock and the operation of our business, results of operations and financial condition.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the quarter ended June 30, 2001, there have been no material changes in the information about our market risk as of December 31, 2000 as set forth in item 7A. of the 2000 Form 10-K.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 5 to the Condensed Financial Statements included in Part I, Item 1 of this quarterly report which information is incorporated herein by this reference.

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

The Company did not issue or sell any unregistered securities during the quarter ended June 30, 2001, except as follows: The Company granted options to purchase 139,650 shares of Common Stock to 42 employees pursuant to the Company's 1999 Stock Option Plan (the "Stock Option Plan") at an exercise price of $0.50 per share. These options have a term of seven years and vest over a three-year period at the rate of 33.33% per year.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (b) Reports on Form 8-K.

         No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer.

                                       Take to Auction.com




                                       By: /s/ Albert Friedman
                                           -------------------------------------
                                           Albert Friedman
                                           President and Chief Executive Officer




                                       By: /s/ Mitchell Morgan
                                           -------------------------------------
                                           Mitchell Morgan
                                           Chief Financial Officer

Date:     August 14, 2001