Form 10-Q
period 2001-09-30
NIMBUS GROUP  INC
filed 2001-11-14
CIK 1093837

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       Quarterly Report pursuant to Section 13 or 15(d) of the
|X|    Securities Exchange Act of 1934
       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                            OR

       Transition Report Pursuant to Section 13 or 15(d) of
| |    the Securities Exchange Act of 1934

                          COMMISSION FILE NO. 000-15034

                               NIMBUS GROUP, INC.
                               ------------------
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

                            TAKE TO AUCTION.COM, INC.
 (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO | |

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         As of November 14, 2001, 7,438,889 shares of Common Stock, $.001 par value were outstanding.
================================================================================

                               NIMBUS GROUP, INC.
                  (FORMERLY KNOWN AS TAKE TO AUCTION.COM, INC.)

                                TABLE OF CONTENTS


                                                                                                               Page
PART I.     FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements....................................................................  2
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations................  9
Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........................................  18

PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings......................................................................................19
Item 2.  Changes in Securities and Use of Proceeds..............................................................19
Item 6.  Exhibits and Reports on Form 8-K.......................................................................19

                          PART I. FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

                               Nimbus Group, Inc.
                 (formerly known as Take to Auction.com, Inc.)
                     Condensed Consolidated Balance Sheets
                                  (unaudited)

                                                                  September 30,         December 31,
                                                                      2001                  2000
                                                                  -------------         ------------
                                  ASSETS
Current assets:
     Cash and cash equivalents                                     $         --         $  1,086,149
     Accounts receivable                                                 59,689              100,123
     Shareholder receivables                                            137,654              174,173
     Inventory                                                        1,221,623            2,935,755
     Prepaid expenses and other current assets                          139,739              492,275
                                                                   ------------         ------------
          Total current assets                                        1,558,705            4,788,475

Property and equipment, net                                             872,741            1,091,255
Other                                                                     9,548               10,523
                                                                   ------------         ------------
          Total assets                                             $  2,440,994         $  5,890,253
                                                                   ============         ============
                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Book overdraft                                                $     72,667         $         --
     Accounts payable                                                   404,848              774,093
     Accrued expenses                                                   926,965              453,837
     Deferred revenue                                                   163,220              540,736
                                                                   ------------         ------------
          Total current liabilities                                   1,567,700            1,768,666

Commitments and Contingencies                                                --                   --

Shareholders' equity:
     Preferred shares, $0.001 par value, 10 million shares
        authorized, no shares issued and outstanding                         --                   --
     Common shares, $0.001 par value, 50 million shares
        authorized, 7,438,889 shares issued and outstanding               7,439                7,439
     Additional paid-in capital                                      10,988,796           10,988,796
     Accumulated deficit                                            (10,122,941)          (6,874,648)
                                                                   ------------         ------------
          Total shareholders' equity                                    873,294            4,121,587
                                                                   ------------         ------------

          Total liabilities and shareholders' equity               $  2,440,994         $  5,890,253
                                                                   ============         ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                               NIMBUS GROUP, INC.
                  (FORMERLY KNOWN AS TAKE TO AUCTION.COM, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     For the three-months                   For the nine-months
                                                      ended September 30,                    ended September 30,
                                               -------------------------------         -------------------------------
                                                   2001               2000                 2001               2000
                                               -----------         -----------         -----------         -----------
Net revenues                                   $ 2,389,877         $ 1,651,825         $ 8,214,171         $ 3,145,233
Cost of net revenues                             2,031,885           1,830,427           7,373,928           3,710,798
                                               -----------         -----------         -----------         -----------

     Gross margin                                  357,992            (178,602)            840,243            (565,565)
                                               -----------         -----------         -----------         -----------

Operating expenses:
   General and administrative expenses             752,897           1,045,675           2,514,650           2,298,439
   Auction fees                                    211,195             164,086             853,784             218,685
   Sales and marketing                              31,493                 500              47,132             217,107
   Fulfillment                                     181,711             107,961             475,419             257,311
   Web site development expenses                    74,998              31,912             220,374             133,034
                                               -----------         -----------         -----------         -----------

     Total operating expenses                    1,252,294           1,350,134           4,111,359           3,124,576
                                               -----------         -----------         -----------         -----------
Net loss from operations                          (894,302)         (1,528,736)         (3,271,116)         (3,690,141)

Interest income (expense), net                       1,690              68,219              22,823            (162,701)
                                               -----------         -----------         -----------         -----------

Net loss                                       $  (892,612)        $(1,460,517)        $(3,248,293)        $(3,852,842)
                                               ===========         ===========         ===========         ===========

Basic and diluted loss per common share        $     (0.12)        $     (0.20)        $     (0.44)        $     (0.59)
                                               ===========         ===========         ===========         ===========

Weighted average number of common
   shares outstanding                            7,438,889           7,438,889           7,438,889           6,576,135
                                               ===========         ===========         ===========         ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               NIMBUS GROUP, INC.
                 (FORMERLY KNOWN AS TAKE TO AUCTION.COM, INC.)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  For the nine-months
                                                                   ended September 30,
                                                            --------------------------------
                                                               2001                2000
                                                            -----------         ------------
Cash flows from operating activities:
     Net loss                                               $(3,248,293)        $ (3,852,842)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation and amortization                            341,534              181,103
       Amortization of stock purchase warrants                       --              207,799
       Inventory writedown                                           --              187,461
     Change in operating assets and liabilities:
       Accounts receivable                                       40,434                  320
       Shareholder receivables                                   36,519                   --
       Inventory                                              1,714,132           (1,997,439)
       Prepaid expenses and other current assets                352,536           (1,405,010)
       Other assets                                                 975                 (308)
       Accounts payable                                        (369,245)             231,953
       Accrued expenses                                         473,128              366,103
       Deferred revenue                                        (377,516)             345,426
                                                            -----------         ------------
         Net cash used in operating activities               (1,035,796)          (5,735,434)
                                                            -----------         ------------

Cash flows from investing activities:
     Purchase of property and equipment                        (123,020)          (1,113,840)
                                                            -----------         ------------
         Net cash used in investing activities                 (123,020)          (1,113,840)
                                                            -----------         ------------

Cash flows from financing activities:
     Proceeds from issuance of common stock                          --           10,045,596
     Borrowings from affiliate                                       --            1,000,000
     Payments on borrowings to affiliate                             --           (1,000,000)
     Payments for offering costs                                     --             (805,500)
     Book overdraft                                              72,667                   --
                                                            -----------         ------------
         Net cash provided by financing activities               72,667            9,240,096
                                                            -----------         ------------

Net (decrease) increase in cash and cash equivalents         (1,086,149)           2,390,822

Cash and cash equivalents at beginning of period              1,086,149              856,949
                                                            -----------         ------------
Cash and cash equivalents at end of period                  $        --         $  3,247,771
                                                            ===========         ============

Supplemental disclosure of non-cash financing activities:

     - During the nine-month period ended September 30, 2000, the Company recorded $562,000 to additional paid-in capital in connection with the issuance of stock purchase warrants.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NIMBUS GROUP, INC., FORMERLY KNOWN AS TAKE TO AUCTION.COM, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Nimbus Group, Inc. (the "Company") for the periods indicated herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine-months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the Company's 2000 financial statements and notes thereto.

         The Company has incurred net losses since inception in the amount of approximately $10.1 million. This factor, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's continuation as a going concern is dependent upon future events, including achieving a level of revenues at adequate gross margins, attaining profitable operating results and obtaining financing adequate to support the Company's cost structure. The net proceeds generated from its initial public offering in June 2000 were sufficient to finance its operations through June 2001. The Company is currently funding its operations primarily by reducing its inventory levels. Inventory was previously maintained at higher levels to accommodate its auction membership base. However, as part of its new business strategy, the Company is no longer accepting new auction members and accordingly, can operate on lower inventory levels. The Company is in the process of negotiating an asset-based line of credit utilizing its existing inventory base as collateral and pursuing additional funds through private offerings of its common shares, the proceeds of which will be used toward its working capital. However, there can be no assurance that such financings will be successful or that the ultimate proceeds will prove to be adequate.

         During September 2001, the Company completed a corporate reorganization. On September 26, 2001, Take To Auction.com, Inc. ("TTA"), Nimbus Group Inc., a wholly-owned subsidiary of TTA ("Nimbus"), and TTA Solutions, Inc., a wholly-owned subsidiary of Nimbus ("TTA Solutions"), entered into an Agreement and Plan of Merger (the "Merger Agreement").

         Under the Merger Agreement, TTA and TTA Solutions effectuated a statutory merger under Section 607.11045 of the Florida Business Corporations Act (the "Merger"). In accordance with the Merger, each outstanding share of TTA Solutions stock was converted into one share of common stock, par value $.001 per share, of TTA as surviving corporation. By virtue of the Merger each outstanding share of common stock of TTA has been converted into the right to receive a share of common stock of Nimbus. Further, each share of Nimbus common stock outstanding immediately prior to the Merger has been cancelled and retired. As a result of the Merger, Nimbus has become the parent corporation and sole shareholder of TTA.

         Additionally, another wholly-owned subsidiary of Nimbus, Nimbus Jets, Inc., was formed. Nimbus Jets will be engaged in the business of providing individualized air taxi service.

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

NIMBUS GROUP, INC., FORMERLY KNOWN AS TAKE TO AUCTION.COM, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

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

3.       PROPERTY AND EQUIPMENT

         Property and equipment include the following:

                                               ESTIMATED
                                              USEFUL LIVES
                                               (IN YEARS)      SEPTEMBER 30, 2001   DECEMBER 31, 2000
                                               ----------      ------------------   -----------------
     Computer equipment                            3           $        503,539     $      496,530
     Computer software                             3                    712,040            596,504
     Furniture and fixtures                        5                    120,118            120,118
     Telecommunication equipment                   5                     39,485             39,485
     Leasehold improvements                        5                    129,651            129,176
                                                                 ---------------     -------------
                                                                      1,504,833          1,381,813
     Less: accumulated depreciation
               and amortization                                        (632,092)          (290,558)
                                                                 ---------------     -------------

     Property and equipment, net                               $        872,741     $    1,091,255
                                                                 ===============     =============


         The Company capitalizes certain costs in connection with internal use software, which will be amortized when the software is available for use or project modules are implemented. As of September 30, 2001, all amounts capitalized relating to internal use software have been placed into service and are being amortized over their estimated useful lives.

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

         During March 2000, the Company loaned a shareholder approximately $66,000 and during November 2000, the Company loaned its Chairman of the Board approximately $100,000. These amounts are due on demand and accrue interest at the prime rate plus two percent. Both loans are classified as shareholder receivables in the accompanying balance sheet. During 2001, the Chairman of the Board made principal payments of approximately $41,000. During October 2001, the shareholder repaid the principal balance and accrued interest in full in the amount of $77,617.

NIMBUS GROUP, INC., FORMERLY KNOWN AS TAKE TO AUCTION.COM, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

4.       RELATED PARTY TRANSACTIONS, CONTINUED:

         On October 1, 2000, the Company entered into a six-month service agreement with Perfumania.com, Inc., a subsidiary of ECMV, to outsource the Company's warehouse and distribution functions. This agreement automatically renews for successive one-year terms. This service agreement includes order processing, inventory management, warehousing, fulfillment and shipping of product. This agreement is variable, based on volume of sales; however, the agreement includes monthly minimum fees if such volume levels are not obtained. Total fees incurred during the three and nine-month periods ended September 30, 2001 were approximately $208,000 and $648,000, respectively, and approximately $648,000 and $87,000 was accrued in the accompanying condensed balance sheets as of September 30, 2001 and December 31, 2000, respectively. Effective September 1, 2001, this service agreement was terminated.

         Effective September 1, 2001, the Company entered into a licensing agreement with Perfumania.com to license its retail fragrance Web site. Under the terms of the agreement, the Company pays royalties to Perfumania.com of 5% of defined product sales for sales up to $8 million per annum, decreasing to 3% on sales exceeding $11 million per annum. Royalty expense under this agreement for the nine-month period ended September 30, 2001 was approximately $8,000.

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

6.       NEW ACCOUNTING PRONOUNCEMENTS AND INTERPRETATIONS:


         In June 2001, the FASB issued SFAS No. 141, Business Combinations. This statement supercedes APB Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. This statement provides that all business combinations in the scope of this pronouncement are to be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. Management has determined the impact of the transition to SFAS No. 141 will not be material to the condensed consolidated financial statements.

         In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement supercedes APB Opinion No. 17, Intangible Assets. This statement provides guidance on how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The effective date of this statement is for fiscal years beginning after December 15, 2001. Management had previously determined that the impact of the transition to SFAS No. 142 would not be material to the condensed consolidated financial statements. However, in light of the Company's current developments, management cannot presently determine the impact that SFAS No. 142 will have on the condensed consolidated financial statements.

NIMBUS GROUP, INC., FORMERLY KNOWN AS TAKE TO AUCTION.COM, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

6.       NEW ACCOUNTING PRONOUNCEMENTS AND INTERPRETATIONS, CONTINUED:

         In July 2001, the FASB issued SFAS No. 143, Accounting for Obligations associated with the Retirement of Long-Lived Assets. SFAS No. 143 provides accounting guidance for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management has not yet determined the impact of the transition to SFAS No. 143 to the condensed consolidated financial statements.

         In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets. This statement replaces FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This statement also replaces APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business. This statement requires that those long-lived assets be valued at the lower of carrying amount or fair value less costs to sell, whether reported in continuing operations or in discontinued operations. Accordingly, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have net yet occurred. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. Management has not yet determined the impact of the transition to SFAS No. 144 to the condensed consolidated financial statements.

NIMBUS GROUP, INC., FORMERLY KNOWN AS TAKE TO AUCTION.COM, INC.
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This report contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among other things, statements concerning the Company's outlook for 2001 and beyond, the Company's expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Although we believe that the expectations reflected in forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. For information about risk factors relevant to the Company, please see the Company's filings with the Securities and Exchange Commission (the "SEC"). The Company does not intend and disclaims any duty or obligation to update or revise any industry information or forward looking statements set forth in this report, to reflect new information, future events or otherwise.

CURRENT DEVELOPMENTS

On September 26, 2001, Take To Auction.com, Inc. ("TTA"), Nimbus Group Inc., a Florida corporation and a wholly-owned subsidiary of TTA ("Nimbus"), and TTA Solutions, Inc., a Florida corporation and wholly-owned subsidiary of Nimbus ("TTA Solutions"), entered into an Agreement and Plan of Merger (the "Merger Agreement") resulting in a reorganization of their corporate structures.

Under the Merger Agreement, TTA and TTA Solutions have effectuated a statutory merger under Section 607.11045 of the Florida Business Corporations Act (the "Merger"). In accordance with the Merger, each outstanding share of TTA Solutions stock was converted into one share of common stock, par value $.001 per share, of TTA as surviving corporation. By virtue of the Merger each outstanding share of common stock of TTA has been converted into the right to receive a share of common stock of Nimbus. Further, each share of Nimbus common stock outstanding immediately prior to the Merger has been cancelled and retired. As a result of the Merger, Nimbus has become the parent corporation and sole shareholder of TTA. On October 10, 2001, we changed our stock ticker symbol to NMC from TTA on the American Stock Exchange.

Additionally, another wholly-owned subsidiary of Nimbus, Nimbus Jets, Inc., was formed. Nimbus Jets will be engaged in the business of providing individualized air taxi service.

During October 2001, the Board resolved to change the primary business focus of the Company to the development of an air taxi service. Board members Hugo Calemczuk, Alan Blaustein and Dr. Horacio Groisman each determined that he would be limited in his ability to contribute substantially to the Company's new business efforts and resigned on amicable terms. New Board members David Shpilberg, John-Gary Hewitt and Alan Greenberg, each of whom will lend unique and valuable talents during the business transition, were thereafter appointed to fill the Board vacancies.

Effective October 9, 2001, Albert Friedman, a founder of Take to Auction.com, Inc., resigned as our President and Chief Executive Officer of the Company. While Mr. Friedman will remain President of Take To Auction.com, Inc., our wholly-owned subsidiary, he relinquished leadership of the Company to make way for management more experienced in the aviation industry. On October 9, 2001, David Shpilberg was named interim Chief Executive Officer. Mr. Shpilberg, former Vice-Chairman of Ernst & Young Consulting Services, will be responsible for the development of our air taxi service.

Conditioned upon shareholder approval, we plan to raise approximately $10 million through a private placement of up to 15 million shares of Common Stock for the development of our air taxi service. There is no assurance that we will be successful in finding investors willing to provide the necessary capital on terms that the Board believes are in our best interest.

NIMBUS GROUP, INC., FORMERLY KNOWN AS TAKE TO AUCTION.COM, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OVERVIEW- NIMBUS JETS

Nimbus Jets intends to make personal jet travel broadly affordable throughout North and South America. Pre-screened "Nimbus Travel Card" members will have the convenience of traveling to travel at the spur of the moment in comfort and safety. Through an affiliated network of travel agents, limousine companies, air charter companies and airlines, we will provide travelers with individualized air taxi transport on-demand, doorstep to destination.

On August 31, 2001, Nimbus Jets placed an order for 1,000 Eclipse 500 jet aircraft to be used to operate the air taxi service. These jets will be delivered over a 5-year rollout period, beginning in the year 2004. Prior to this time, Nimbus Jets intends to analyze potential air charter acquisitions and strategic alliances. Currently, Nimbus Jets does not have any financing activities.

OVERVIEW- TAKE TO AUCTION

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

In addition, TTA operates the Perfumania.com retail Web site, which offers over 2,000 fragrance and fragrance related products, including bath products and aromatherapy.

TTA handles order processing, payment processing, customer service and fulfillment on behalf of our users. Our users profit from the difference between the selling price and the price we charge them for the item that sold.

Our revenues are derived from membership fees paid by our users for TTA Auctions, from set-up fees paid by users to open up their own virtual storefront through TTA Superstores, from sales of product at auction and through storefronts, from sales of product through Perfumania.com and TTA Direct, from success fees earned on promotional auctions through TTA Eventworks and from shipping and handling fees. We believe that, for the time being, our free banner advertising on our individual auction listings, affiliate programs, as well as word of mouth and repeat business from existing users are the most effective means of implementing our growth strategy.

NIMBUS GROUP, INC., FORMERLY KNOWN AS TAKE TO AUCTION.COM, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

TTA AUCTIONS

Online auction services permit sellers to list items for sale, buyers to bid for and purchase items of interest and all auction users to browse through listed items from any place in the world at any time. However, existing online auction sites are frequently subject to some of the following limitations:

   - Sellers on online auction sites own the listed merchandise and are required to pay all auction fees assessed by the online auction sites;

   - If the online auction of an item is unsuccessful, the seller continues to own the item;

   - The process of listing an item on an online auction site can be complicated and may be limited to users with some degree of Internet experience, especially when a seller wants a photograph of the item to appear on the auction site;

   - Sellers of products are responsible for the collection of the purchase price and the delivery of the merchandise to buyers;

   -  Sellers do not usually have an automatic and secure payment system; and

   - Buyers must rely on sellers to make sure that the items purchased are in good condition and are actually delivered.

   TTA Auctions appeal to Web users because:

   - We provide users with a broad array of merchandise (currently 5,000 types of items) to take to online auctions;

   -  Users never have to purchase or take possession of the merchandise;

   - Users do not have to take extensive steps to list items online such as photographing the item, scanning or cropping the photograph, writing the copy, setting the price, setting the length of auction, setting the minimum bid, setting the delivery options, and setting the payment options; and

   - We facilitate transactions, free of charge to the user, by accepting credit cards and electronic checks and by handling shipping and delivery.

Our users pay an annual membership fee and each week, at no additional cost, select merchandise from more than 5,000 types of items from our Web site that we then list automatically on a popular online auction site. Items are then listed for a period of up to one week at a time during the one-year membership period. (Presently, we are no longer accepting new members. Prospective auction members are being placed on a wait list, however, in the future, we may allow new members to join TTA Auctions). As part of our new business strategy, we are moving away from a concerted effort to sell items at online auction sites through our membership base and moving towards selling more items through the TTA Superstores, our retail outlets (eBay Stores, Yahoo! Shopping, TTA Direct and Perfumania.com), as well as, continuing to sell items directly at online auction sites.

NIMBUS GROUP, INC., FORMERLY KNOWN AS TAKE TO AUCTION.COM, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

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

Before TTA Superstores, starting an online business usually required a substantial investment in Web site design and technology hardware. Entrepreneurs also had to negotiate with vendors, pay for warehousing and shipping charges, and set up banking relationships to run their business properly. TTA Superstores take care of all these details.

We allow prospective storeowners to create their storefront free of charge. Prospective storeowners can select a "look-and-feel" of their storefront and the prices they wish to charge (owners cannot select a price below our cost to them). The owners can select any category or any number of categories of merchandise that we offer in our TTA warehouse. To begin selling, the prospective storeowner chooses to open their store to the general public and we then charge a $100 set-up fee. We handle the rest. All orders received by a TTA Superstore are processed by TTA. We complete the payment processing and the fulfillment of the item on our storeowner's behalf. The storeowner profits from the difference between the amount of the sale in their store and the amount we ultimately charge them upon a completed sale.

NIMBUS GROUP, INC., FORMERLY KNOWN AS TAKE TO AUCTION.COM, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

TTA DIRECT

TTA Direct, launched in December 2000, provides an outlet for us to sell items directly to the general public. Users can access our catalog of inventory directly from the users' home page or the general public can access it through www.ttadirect.com or through our Yahoo! or eBay stores. All purchases from TTA Direct utilize the same inventory, customer service, payment processing and fulfillment as TTA Auctions and TTA Superstores. We offer our inventory to our auction members and TTA Superstores storeowners at more favorable terms than at TTA Direct.

PERFUMANIA.COM

Effective September 1, 2001, we entered into a licensing agreement with Perfumania.com to operate the Perfumania.com retail Web site. This site offers over 2,000 fragrance and fragrance related products, including bath products and aromatherapy. Under the terms of the agreement, we pay royalties to Perfumania.com of 5% of defined product sales for sales up to $8 million per annum, decreasing to 3% on sales exceeding $11 million per annum. Average gross margins generated from sales of product through Perfumania.com are higher than the average gross margins we generate from product sales through TTA Auctions, TTA Direct and TTA Superstores. Inventory offered through the Perfumania.com website may also be offered through TTA Direct and TTA Superstores.

RESULTS OF OPERATIONS

NET REVENUES. Net revenues are derived from membership fees paid by our users for TTA Auctions, from set-up fees paid by users to open up their own virtual storefront through TTA Superstores, from sales of product at auction and through storefronts, from sales of product through Perfumania.com and TTA Direct, from success fees earned on promotional auctions through TTA Eventworks and from shipping and handling fees.

Net revenues increased approximately $5.1 million to approximately $8.2 million for the nine-month period ended September 30, 2001 from approximately $3.1 million for the nine-month period ended September 30, 2000. Revenues generated from the sale of products through TTA Auctions accounted for the majority of the change with an increase in revenue of approximately $2.7 million to approximately $5.4 million for the nine-month period ended September 30, 2001 from approximately $2.7 million for the nine-month period ended September 30, 2000. We had approximately 60,000 completed transactions (approximately 367,000 total auctions posted) and approximately 30,000 completed transactions (approximately 97,000 total auctions posted) during the nine-month periods ended September 30, 2001 and 2000, respectively, at an average net sale price of approximately $91 and $87, respectively.

Net revenues increased approximately $0.7 million to approximately $2.4 million for the three-month period ended September 30, 2001 from approximately $1.7 million for the three-month period ended September 30, 2000. Revenues generated from the sale of products through TTA Auctions increased approximately $0.1 million to approximately $1.4 million for the three-month period ended September 30, 2001 from approximately $1.3 million for the three-month period ended September 30, 2000. We had approximately 17,000 completed transactions (approximately 112,000 total auctions posted) and approximately 16,000 completed transactions (approximately 56,000 total auctions posted) during the three-month periods ended September 30, 2001 and 2000, respectively, at an average net sale price of approximately $87 and $86, respectively.

The decrease in percentage of completed transactions to total auctions posted in the three and nine-month periods ended September 30, 2001 compared with the three and nine-month periods ended September 30, 2000 is directly related to increasing our gross margins on product sales subsequent to our development stage (see Cost of Net Revenues below).

NIMBUS GROUP, INC., FORMERLY KNOWN AS TAKE TO AUCTION.COM, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

NET REVENUES, CONTINUED. TTA Direct was launched in December 2000, and accordingly, we did not generate any revenues during the three and nine-month periods ended September 30, 2000. During April 2001, we launched TTA Direct on Yahoo! Shopping and expect the sales volume to increase in the future based on the increased exposure provided by Yahoo! (see Results of Operations - Auction
Fees). During the nine-month period ended September 30, 2001, TTA Direct generated net revenues of approximately $0.9 million. Of this amount, approximately $0.3 million was generated from sales to a company owned 100% by one of our shareholders. We do not anticipate these sales to recur in the future. During the three-month period ended September 30, 2001, TTA Direct generated net revenues of approximately $0.2 million.

Perfumania.com was launched in September 2001, and accordingly, we did not generate any revenues during the three and nine-month periods ended September 30, 2000. During the three and nine-month period ended September 30, 2001, net revenues generated from Perfumania.com were approximately $0.2 million.

For the nine-month period ended September 30, 2001, membership revenue from members in TTA Auctions increased approximately $0.5 million to approximately $0.7 million from approximately $0.2 million for the nine-month period ended September 30, 2000. For the three-month period ended September 30, 2001, membership revenue from members in TTA Auctions increased approximately $0.1 million to approximately $0.2 million from approximately $0.1 million for the three-month period ended September 30, 2000. Our membership base increased to approximately 1,500 members from approximately 1,200 members as of September 30, 2001 and 2000, respectively. Revenues recognized from fees paid by users to open up their own virtual storefront through TTA Superstores were approximately $58,000 and $81,000 for the three and nine-month periods ended September 30, 2001, respectively. TTA Superstores was launched in April 2001, and accordingly, we did not generate any such fees for the three and nine-month periods ended September 30, 2000. Although we presently are not accepting new members in TTA Auctions, we are still recognizing membership revenue from our current membership base over their respective membership term.

For the three and nine-month periods ended September 30, 2001, shipping and handling fees increased approximately $0.1 million and $0.4 million, respectively, to approximately $0.2 million and $0.7 million, respectively, from approximately $0.1 million and $0.3 million for the three and nine-month periods ended September 30, 2000, respectively, resulting primarily from the increase in the fulfillment of completed transactions discussed above.

COST OF NET REVENUES. Cost of net revenues consist primarily of the cost of the merchandise sold and outbound shipping costs related to those items. Cost of net revenues increased approximately $3.7 million to approximately $7.4 million for the nine-month period ended September 30, 2001 from approximately $3.7 million for the nine-month period ended September 30, 2000. Cost of net revenues as a percentage of revenues was approximately 90% and 118% during the nine-month periods ended September 30, 2001 and 2000, respectively. Cost of net revenues increased approximately $0.2 million to approximately $2.0 million for the three-month period ended September 30, 2001 from approximately $1.8 million for the three-month period ended September 30, 2000. Cost of net revenues as a percentage of revenues was approximately 85% and 111% during the three-month periods ended September 30, 2001 and 2000, respectively.

The majority of our negative margins during the three and nine-month periods ended September 30, 2000 was attributable to offering our current members discounted pricing to promote our brand during our development stage. We believe that our gross margins will continue to improve as we improve our supply chain management and continue to sell more products directly to the general public through Perfumania.com, TTA Superstores and TTA Direct.

NIMBUS GROUP, INC., FORMERLY KNOWN AS TAKE TO AUCTION.COM, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

COST OF NET REVENUES, CONTINUED. Effective September 1, 2001, we entered into a licensing agreement with Perfumania.com to operate the Perfumania.com retail Web site. Average gross margins generated from sales of product through Perfumania.com are higher than the average gross margins we generate from product sales through TTA Auctions, TTA Direct and TTA Superstores. Cost of net revenues, as a percentage of revenues, should continue to decrease in the future as sales of product through Perfumania.com increase.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses increased approximately $0.2 million to approximately $2.5 million for the nine-month period ended September 30, 2001 from approximately $2.3 million for the nine-month period ended September 30, 2000. The increase in general and administrative expenses during the nine-month period ended September 30, 2001 resulted primarily from costs associated with additional personnel and operating expenses necessary to support the Company's growth after our development stage, which ended June 30, 2000. General and administrative expenses decreased approximately $0.3 million to approximately $0.8 million for the three-month period ended September 30, 2001 from approximately $1.1 million for the three-month period ended September 30, 2000. During the three-month period ended September 30, 2001, we completed certain cost cutting initiatives, including a staff reduction of approximately 30%. We believe that the majority of our infrastructure is currently in place and we expect general and administrative expenses, as a percentage of net revenues, to continue to decrease in the future.

AUCTION FEES. Auction fees consist of fees incurred by us for posting and selling items at online auction sites. Auction fees increased approximately $0.6 million to approximately $0.8 million for the nine-month period ended September 30, 2001 from approximately $0.2 million for the nine-month period ended September 30, 2000. This increase directly resulted from the increased transaction volume through TTA Auctions discussed above and from related increases in auction fees incurred during 2001. Auction fees increased approximately $0.1 million to approximately $0.2 million for the three-month period ended September 30, 2001 from approximately $0.1 million for the three-month period ended September 30, 2000. Auction fees, as a percentage of net revenues, will continue to decrease as we continue to sell products through alternative sources, such as Perfumania.com, TTA Direct and TTA Superstores.

On August 1, 2001, we signed a nine-month letter of intent with Yahoo! Auctions, in which Yahoo! Auctions will provide custom online auction functionality for us. Yahoo! Auctions will also promote our auction listings throughout its Web site. Such promotions include providing us with Featured Seller status, as well as promoting our auction listings in the Spotlight section and Category specific sections of Yahoo! Auctions' homepage. In addition, Yahoo! Auctions will promote us in offline media coverage. The auction fees charged to us by Yahoo! Auctions are more advantageous than other online auction sites. Accordingly, auction fees, as a percentage of net revenues, should decrease in the future as the number of items listed at Yahoo! Auctions increase in proportion to other online auction sites.

NIMBUS GROUP, INC., FORMERLY KNOWN AS TAKE TO AUCTION.COM, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


SALES AND MARKETING. Sales and marketing expenses consist primarily of fees incurred for advertising and promotion of our brand. Sales and marketing decreased $170,000 to approximately $47,000 for the nine-month period ended September 30, 2001 from approximately $217,000 for the nine-month period ended September 30, 2000. Sales and marketing increased $31,000 to approximately $32,000 for the three-month period ended September 30, 2001 from approximately $1,000 for the three-month period ended September 30, 2000. The majority of the costs incurred during the nine-month period ended September 30, 2000 were non-recurring in nature and resulted from the promotion of our brand during our development stage. We currently use "word-of-mouth" referrals and e-mail promotions to targeted buyers of our merchandise to expand our user community and, therefore, incur limited marketing costs to increase our revenues and user base. In addition, we employ "affiliate marketing", whereby; we pay an affiliate for a successful referral to one of our Web sites. We anticipate this type of marketing expense to increase in the future as our affiliate network continues to grow. Effective September 1, 2001, we entered into a licensing agreement with Perfumania.com to operate the Perfumania.com retail Web site. Under the terms of the agreement, we pay royalties to Perfumania.com of 5% of defined product sales for sales up to $8 million per annum, decreasing to 3% on sales exceeding $11 million per annum. Sales and marketing expenses will continue to increase in the future as we continue to promote the Perfumania.com website. Royalty expense under this agreement for the nine-month period ended September 30, 2001 was approximately $8,000.

FULFILLMENT FEES. Fulfillment fees consist of fees incurred by us to warehouse, fulfill and ship products to our customers as well as fees incurred by us for payment processing. Fulfillment fees increased approximately $0.2 million to approximately $0.5 million for the nine-month period ended September 30, 2001 from approximately $0.3 million for the nine-month period ended September 30, 2000. Fulfillment fees increased approximately $0.1 million to approximately $0.2 million for the three-month period ended September 30, 2001 from approximately $0.1 million for the three-month period ended September 30, 2000. This increase directly resulted from the increased transaction volume discussed above. Fulfillment fees will continue to increase as our sales of product increase.

WEB SITE DEVELOPMENT EXPENSES. Web site development expenses consist principally of expenses incurred to develop and maintain our network operations and systems and telecommunications infrastructure. Web site development expenses increased approximately $0.1 million to $0.2 million for the nine-month period ended September 30, 2001 from approximately $0.1 million for the nine-month period ended September 30, 2000. Web site development expenses remained relatively flat at $0.1 million during the three month periods ended September 30, 2001 and 2000, respectively. Although we believe that the majority of our Web site development is currently completed, our development costs should increase slightly in the future in order to increase our network infrastructure to facilitate and maintain our operations. Web site development costs, as a percentage of net revenues, are expected to continue to decrease in the future.

INCOME TAXES. We provided a valuation allowance of approximately $0.3 million and $1.2 million for the three and nine-month periods ended September 30, 2001, respectively and $0.6 million and $1.4 million for the three and nine-month periods ended September 30, 2000, respectively to provide fully for the net deferred tax assets since management believes that it is more likely than not that these amounts will not be realized due to our recurring losses.

NET LOSS. As a result of the factors discussed above, the net loss totaled approximately $3.2 million and $3.9 million for the nine-month periods ended September 30, 2001 and 2000, respectively and $0.9 million and $1.5 million for the three month periods ended September 30, 2001 and 2000, respectively. We expect losses to continue through fiscal 2001, however, we expect to become profitable within the first half of 2002.

NIMBUS GROUP, INC., FORMERLY KNOWN AS TAKE TO AUCTION.COM, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

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

We used cash of approximately $1.0 million in operating activities for the nine-month period ended September 30, 2001. This was primarily the result of a loss of approximately $3.2 million, as well as decreases in accounts payable of $0.4 million, and in deferred revenue of $0.4 million, all of which were offset in part by an increase in accrued expenses of $0.5 million and decreases in our inventory of $1.7 million and prepaid expenses and other current assets of $0.4 million. During the nine-month period ended September 30, 2001, inventory levels were decreased in an effort to liquidate some of our slower moving inventory items and provide the necessary cash flows to fund our current operations. We used cash of approximately $5.7 million in operating activities for the nine-month period ended September 30, 2000. This was primarily the result of a loss of approximately $3.9 million, the increase in our inventory of approximately $2.0 million and the increase of prepaid expenses and other current assets of $1.4 million. During the nine-month period ended September 30, 2000, inventory levels were increased to support the growth in our membership base from approximately 50,000 credits as of December 31, 1999 to approximately 750,000 as of September 30, 2000. The increase in prepaid expenses and other current assets primarily related to amounts advanced to suppliers for specialty purchased inventory of which a majority of this inventory has been received subsequent to September 30, 2000. The additional changes in other operating assets and liabilities were principally related to increases in accounts payable, accrued expenses and deferred revenue.

We used cash in investing activities of approximately $0.1 million for the nine-month period ended September 30, 2001, primarily related to certain costs capitalized in connection with internal use software. We used cash in investing activities of approximately $1.1 million for the nine-month period ended September 30, 2000, primarily related to the purchase of computer hardware and software and expenditures for leasehold improvements at our new corporate facility.

Net cash provided by financing activities for the nine-month period ended September 30, 2001 was approximately $0.1 million, resulting from a book overdraft (see Liquidity and Capital Resources). Cash provided by financing activities for the nine-month period ended September 30, 2000 was approximately $9.2 million. This was the result of net proceeds received on our initial public offering of approximately $9.4 million, proceeds received on our stock subscriptions receivable (relating to our initial capitalization) in the amount of approximately $0.6 million, proceeds received on a convertible promissory note (the "Note") in the amount of $1 million from E Com Ventures, Inc. (formerly Perfumania, Inc.), a company related through common chairman of the board, offset by the repayment of another note (similar in all respects to the "Note") in the amount of $1 million and payments made for offering costs of approximately $0.8 million.

We had two $1 million convertible promissory notes from E Com Ventures, Inc. One of the notes was converted into 138,889 shares of our common stock on June 16, 2000, and the other note was repaid in full on June 20, 2000.

During March 2000, the Company loaned a shareholder approximately $66,000. This amount is due on demand and accrues interest at the prime rate plus two percent. During October 2001, the shareholder repaid the principal balance and accrued interest in full in the amount of $77,617.

NIMBUS GROUP, INC., FORMERLY KNOWN AS TAKE TO AUCTION.COM, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES, CONTINUED

During November 2000, the Company loaned its Chairman of the Board approximately $100,000. During 2001, principal payments of approximately $41,000 were made. The remaining amount is due on demand and accrues interest at the prime rate plus two percent.

We had a book overdraft of approximately $73,000 as of September 30, 2001. We have incurred net losses since inception, and our ability to ultimately obtain profitable operations is dependent upon future events, including without limitation, achieving a level of revenues at adequate gross margins, obtaining profitable operating results and obtaining financing adequate to support our cost structure. We are in the process of negotiating an asset-based line of credit utilizing our existing inventory as the collateral base and pursuing additional funds through the private offering of our common shares. Although we believe that our business model, this line of credit and/or this private offering of our common shares will provide us with sufficient operating cash flow through fiscal 2001, there can be no assurance that such business model will be successfully implemented, that it will be completed in a timely manner, that funding on the asset-based line of credit or private offering will be successfully completed, or that our future cash flows will be sufficient to meet all of our obligations and commitments. The failure to generate such sufficient cash flow could significantly adversely affect the market value of our common stock and the operation of our business, results of operations and financial condition.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the quarter ended September 30, 2001, there have been no material changes in the information about our market risk as of December 31, 2000 as set forth in item 7A. of the 2000 Form 10-K.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 5 to the Condensed Financial Statements included in Part I, Item 1 of this quarterly report which information is incorporated herein by this reference.

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

The Company did not issue or sell any unregistered securities during the quarter ended September 30, 2001, except as follows: The Company granted options to purchase 1,425,000 shares of Common Stock to 4 employees and our chairman of the board pursuant to the Company's 1999 Stock Option Plan (the "Stock Option Plan") at an exercise price of $1.01 per share. These options have a term of seven years and vest immediately.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Agreement and Plan of Merger among Nimbus Group, Inc. and TTA Solutions, Inc. and Take to Auction.com, Inc.*

   * Previously filed and incorporated by reference to exhibit in the Company's Current Report on Form 8-K filed on October 16, 2001.

   (b) Reports on Form 8-K.

      No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer.

                                        Nimbus Group, Inc.

                                                 /s/ David Shpilberg
                                        By:
                                           ------------------------------------
                                                 David Shpilberg
                                                 Chief Executive Officer


                                                 /s/ Mitchell Morgan
                                        By:
                                           -------------------------------------
                                                 Mitchell Morgan
                                                 Chief Financial Officer


Date:     November 14, 2001