Form 10-K
period 2001-12-31
NIMBUS GROUP  INC
filed 2002-04-01
CIK 1093837

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                     Annual Report pursuant to Section 13 or 15(d) of the
   [X]               Securities Exchange Act of 1934

                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

         TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
         -------------------           -----------------------------------------
       Common Stock, par value                  American Stock Exchange
           $.001 per share

        SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT: NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES [ ] NO [X]

         Aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on March 1, 2002: $11,009,556.

         As of March 1, 2002, 7,438,889 of common stock, $.001 par value were outstanding.

                               NIMBUS GROUP, INC.

                                TABLE OF CONTENTS

                                                                                                        PAGE
                                                                                                        ----
PART I.
Item 1.  Business......................................................................................... 2
Item 2.  Properties.......................................................................................23
Item 3.  Legal Proceedings................................................................................23
Item 4.  Submission of Matters to a Vote of Security Holders..............................................24

PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters............................25
Item 6.  Selected Financial Data..........................................................................26
Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................................................27
Item 7A. Quantitative and Qualitative Disclosures About Market Risks......................................34
Item 8.  Financial Statements and Supplementary Data......................................................35
Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure...........................................................................53

PART III.

Item 10.  Directors and Executive Officers of the Registrant..............................................53
Item 11.  Executive Compensation..........................................................................58
Item 12.  Security Ownership of Certain Beneficial Owners and Management..................................61
Item 13.  Certain Relationships and Related Transactions..................................................63


PART IV.

Item 14.  Exhibits, Financial Statements Schedules and Reports on Form 8-K................................64

                           FORWARD-LOOKING STATEMENTS

This report contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among others, statements concerning the Company's outlook for 2002 and beyond, the Company's expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. You should carefully consider the information set forth under the heading "Risk Factors."

                                     PART I.

ITEM 1. BUSINESS

CURRENT DEVELOPMENTS

On September 26, 2001, Take to Auction.com, Inc. ("TTA"), Nimbus Group Inc. ("Nimbus"), a Florida corporation and a wholly-owned subsidiary of TTA, and TTA Solutions, Inc. ("TTA Solutions"), a Florida corporation and wholly-owned subsidiary of Nimbus, entered into an Agreement and Plan of Merger (the "Merger Agreement") resulting in a reorganization of their corporate structures.

Under the Merger Agreement, TTA and TTA Solutions have effected a statutory merger (the "Merger") under Section 607.11045 of the Florida Business Corporations Act. In accordance with the Merger, each outstanding share of TTA Solutions stock was converted into one share of common stock, par value $.001 per share, of TTA as surviving corporation. By virtue of the Merger each outstanding share of common stock of TTA has been converted into the right to receive a share of common stock of Nimbus. Further, each share of Nimbus common stock outstanding immediately prior to the Merger has been cancelled and retired. As a result of the Merger, Nimbus has become the parent corporation and sole shareholder of TTA. On October 10, 2001, we changed our stock ticker symbol from TTA to NMC on the American Stock Exchange.

Additionally, another wholly-owned subsidiary of Nimbus, Nimbus Jets, Inc. ("Nimbus Jets"), was formed. Nimbus Jets will be engaged in the business of providing a national private air taxi service.

During October 2001, our board of directors (the "Board") resolved to change our primary business focus to the development of a private air taxi service. Board members Hugo Calemczuk, Alan Blaustein and Dr. Horacio Groisman each determined that he would be limited in his ability to contribute substantially to the Company's new business efforts and resigned on amicable terms. New Board members David Shpilberg, John-Gary Hewitt and Alan Greenberg, each of whom will lend unique and valuable talents during the business transition, were thereafter appointed to fill the Board vacancies.

Effective October 9, 2001, Albert Friedman, a founder of Take to Auction.com, Inc., resigned as our President and Chief Executive Officer and was replaced by Dr. David Shpilberg on an interim basis. While Mr. Friedman will remain President of Take to Auction.com, Inc., our wholly-owned subsidiary, he relinquished leadership of Nimbus to make way for management more experienced in the aviation industry. Dr. Shpilberg resigned as our interim Chief Executive Officer effective January 1, 2002, after accepting a senior position with Bain & Company, a leading business consulting firm. Dr. Shpilberg will continue to serve as a member of our Board. Effective January 1, 2002, Ilia Lekach, our chairman of the Board, accepted the position of interim Chief Executive Officer and will be responsible for the development of our air taxi service until a permanent CEO is found.

On November 21, 2001, the Board and our shareholders approved a plan to raise approximately $10 million through a private placement of up to 15 million shares of our common stock for the development of our air taxi service. There is no assurance that we will be successful in finding investors willing to provide the necessary capital on terms that the Board believes are in our best interest.

During January 2002, our Board adopted a formal plan of disposal of TTA, in connection with our overall strategic program designed to focus our resources on Nimbus Jets and the development of a national air taxi service. All revenues generated during fiscal 2001 and prior years related solely to TTA. We anticipate that TTA will be disposed of by December 31, 2002.

OVERVIEW- NIMBUS JETS

Nimbus Jets, a start-up air taxi service, will offer a convenient and cost-effective private jet solution for business travelers and individuals alike. We intend to make personal jet travel broadly affordable throughout North and South America. Unlike current alternative methods of flying, primarily commercial, charter or fractional ownership, Nimbus Jets is a fly on-demand private air taxi service. Pre-screened Nimbus members will have the convenience of traveling at the spur of the moment in comfort and safety. Through an affiliated network of travel agents, limousine companies, air charter companies and airlines, we will provide travelers with individualized air taxi transport on-demand from doorstep to destination.

Our private air taxi service will be available on-demand much like calling on a car service. Without the need for extensive ground facilities and expensive commercial airport infrastructure, we will be able to operate at significantly lower costs than most jet charter companies do today. In addition, the heart of our strategy is the acquisition of an extremely cost-efficient fleet of jet aircraft developed by Eclipse Aviation Corporation ("Eclipse"). Therefore, these lower operating costs will enable us to be price-competitive with commercial airliners with the added advantages of customer-dictated scheduling, privacy and, most importantly, security.

On December 9, 2001, we entered into an agreement with Eclipse to purchase 1,000 Eclipse 500 aircraft (the "Aircraft") to be delivered over a five-year period beginning in 2004. The price to be paid for each Aircraft will be $837,500 in June 2000 dollars and is subject to pricing adjustments of up to five percent (5%) per year. Prior to this time, Nimbus Jets intends to analyze potential air charter acquisitions and strategic alliances. Initially, we plan to have our operations regionalized during the initial rollout of the Aircraft and we will expand our operations geographically as more Aircraft are delivered. As of March 30, 2002, Nimbus Jets has not yet commenced any operational activities.

NIMBUS JETS BUSINESS STRATEGY

Our strategy is to become a leader in the air taxi service industry. Currently, commercial air transportation is in a "crisis stage." The U.S. airlines' hub and spoke system is overloaded, customer complaints are at an all-time high, and increased airport security is causing excessive delays. Fractional ownership or jet charter services, traditional alternatives to flying commercial aircraft, are comparatively expensive.

We believe that we will have certain competitive advantages, including, but not limited to:

     o LOW AIRCRAFT AND OPERATING COST STRUCTURE. We plan to maintain a low cost structure through: (i) the utilization of the cost-efficient Aircraft, (ii) the "in-sourcing" of activities such as training and aircraft and engine repairs and maintenance, and (iii) the use of our own ground and cargo handling personnel and equipment. We will also seek to increase profitability and enhance aircraft utilization by maintaining an efficient aircraft repositioning system.

     o STANDARDIZED FLEET. Our uniform aircraft fleet will allow us to standardize our spare part inventories and maintenance and training operations, thereby increasing operating efficiencies and improving the reliability of our services.

     o LIMITED SUPPLY OF THE AIRCRAFT AND ASSET OWNERSHIP. Based on our agreement with Eclipse to purchase 1,000 Aircraft, we believe that we have a first mover advantage. We need to capitalize on this advantage and position ourselves as one of the leaders in the aviation industry. We believe that the value of the Aircraft is substantially in excess of its current market price. The Company also expects to make a substantial commitment of capital and resources to obtain required governmental authorizations, develop our sales and marketing network and build the infrastructure necessary to support our services.

     o DIVERSITY OF CUSTOMER BASE. Our services will be offered to a diverse customer base that will include both business professionals as well as private individuals. Because we will be able to provide our customers with a cost-effective and flexible air taxi service to fit their particular needs, management believes that we will be well positioned to benefit from the expected growth in demand for private jet air transportation services throughout the Americas.

Today's air charter market is highly fragmented and not very efficient, with only a few major national operators. The aircraft used by these operators are primarily comprised of mid-to-large sized corporate jet aircraft with seating from eight to fourteen passengers, and are typically not marketed for price-conscious passengers. While there are numerous other smaller and regional operators of air charter services with a wide range of piston, turboprop, and small jet aircraft that operate successfully, none has established a viable national presence or a cost-efficient operating model. Our strategy is to offer a solution to the current problems facing the commercial aviation industry by offering an affordable private jet air taxi service to all travelers.

NIMBUS JETS AIR TAXI SERVICE

The small cabin jet aircraft market, along with frequent travelers of medium-to-large corporations, will constitute Nimbus Jets principal target market. The majority of these business travelers are likely to begin using private aircraft just as soon as their businesses find it an affordable alternative. Today, over 9,500 U.S. companies are using private aircraft on a regular basis. These companies are paying, on average, five times the price of the cost we will charge for traveling with Nimbus Jets on our Aircraft. It is reasonable to assume that as soon as the significantly lower cost Nimbus Jets becomes an available option, many businesses will allow employees to use our services. The current U.S. fleet of business jet aircraft ranges in price from $3 million to over $45 million. Used jet aircraft and turboprops can sometimes be bought at less than a million dollars, but repairs and maintenance can easily double the price of the aircraft in a few years. Additionally, the direct operating cost of the smallest business aircraft is triple that of the Aircraft. We believe that the introduction of the Aircraft to the market in significant numbers will change the demand for private jet services significantly.

Nimbus Jets' value proposition is based on relieving the current constraints facing commercial aviation by taking advantage of the expansive network of general aviation airports. Currently within the U.S., there are over 5,000 general aviation airports surrounding approximately 600 commercial airports that support scheduled commercial airlines. Our order of new, technologically advanced jet aircraft, gives Nimbus Jets a unique position in the market, enabling us to provide direct on-demand service from most general aviation airports. Commercial airlines have always been excluded from such airports because of their dependence on hub-and-spoke architectures, their large airframes and their need for extensive ground facilities.

On December 9, 2001, we entered into an agreement with Eclipse to purchase 1,000 Aircraft to be delivered over a five-year period beginning in 2004. The price to be paid for each Aircraft will be $837,500 in June 2000 dollars and is subject to pricing adjustments of up to five percent (5%) per year. Prior to this time, Nimbus Jets intends to analyze potential air charter acquisitions and strategic alliances.

Under the terms of the Eclipse agreement, we are to make non-escrowed deposits (the "Deposits") to Eclipse in the amount of 20% of the estimated delivery price for the first two year delivery commitment of 70 Aircraft, or $11.7 million ($167,500 per Aircraft) by June 30, 2002. Eclipse will not be required to deliver the Aircraft until the Deposits are received. The subsequent years' 930

Aircraft delivery commitment will not become a firm Eclipse delivery commitment until the full $11.7 million Deposit is received.

These Deposits are refundable upon demand if the Aircraft does not meet any of the following guarantees:

    (i) price in June 2000 economics will be no more than 5% greater than $837,500;

    (ii) maximum cruise speed (at 4,100 lbs, ISA conditions) will be 355 knots (+/- 2.5%);

    (iii)   stall speed will be 62 knots (+/- 4%);

    (iv) range (with four occupants at high-speed cruise, NBAA IFR 100 nautical miles alternate route, pilot 200 lbs, passengers 170 lbs) will be 1,300 nautical miles (+/- 5%);

    (v) useful load will be 2,000 lbs (+/- 2.5%); standard equipment will include full IFR capability, large EFIS displays for PFD and MFD, flight management system, 3-axis auto pilot, color weather radar, dual VHF com, dual VHF nav, dual localizer and glide slope, dual mode S transponder, dual GPS, IFR enroute and approach certified, dual AHRS with air data computer, dual pitot static system, certified for known icing, air conditioning, five seats, standard interior, and standard paint scheme; and

    (vi) the date of receipt of the type certificate for the Aircraft will be no later than June 30, 2004.

Six months prior to each Aircraft delivery, the Deposit will increase to 60% of the projected final delivery price and the final 40% of the delivery price is due upon the Aircraft delivery.

On February 8, 2002, we entered into a non-binding agreement with DAFIN Asset Finance Limited to provide the financing for the Aircraft. Terms of the agreement call for the financing of each Aircraft over a 10-year period, at a maximum interest rate of LIBOR plus four percent (4%), secured by the Aircraft.

COMPETITIVE STRATEGY

DEVELOP NETWORK OF AFFILIATES THROUGHOUT THE AMERICAS

Nimbus Jets plans to establish itself as America's premier jet air taxi business by continuously developing its network across the Americas. Nimbus Jets will achieve this by delivering Aircraft to its subsidiaries and affiliates in various countries in the Americas. Initially, we plan to have our operations regionalized during the initial rollout of the Aircraft and we will expand our operations geographically as more Aircraft are delivered.

SUPPLEMENTING OUR FLEET

In addition to our premier fleet of the Aircraft, we may supplement our fleet with other types of business aircraft, including longer range and larger cabin aircraft, to consistently deliver travel solutions to meet a wide range of customer needs.

MINIMIZE REPOSITIONING COSTS

Given that one of our crucial operational objectives is to minimize the repositioning of our Aircraft, we will design reservation and scheduling systems to accommodate other cost effective traveling models designed to deliver frequent "special fare" flights in select cities at significantly reduced prices. These special repositioning fares will help cover the cost of the repositioning of Aircraft, if and when it becomes necessary to reposition. We believe that this will reduce non-revenue generating flight hours well below the industry average, while at the same time increasing brand awareness with those travelers who wish to enjoy Nimbus Jets' time-efficient, safe and hassle-free alternative to commercial air travel at unrestricted coach level fares.

THE ECLIPSE 500 AIRCRAFT

The Eclipse 500 Aircraft is a six-seat, twin-turbofan jet aircraft, constructed principally of aircraft aluminum. The Aircraft will be delivered with full IFR capabilities, including auto flight systems. The Aircraft will be more economical to operate than most of today's single, multi-piston and turboprops. The direct operating cost of the Aircraft is estimated to be approximately $0.56 per mile. The Aircraft will have a cruising speed of 400 mph, a range of 1,300 nautical miles (NBAA IFR, 4 occupants), a useful load of 2,700 pounds and a 41,000 foot ceiling.

The Aircraft is powered by the super-compact and super-efficient EJ22 engine. The engine weighs only 85 pounds and is capable of delivering over 770 pounds of thrust, thus, providing a higher thrust-to-weight ratio than any commercial turbofan engine ever produced.

MARKETING STRATEGY

Nimbus Jets intends to develop a `power brand' by aggressively increasing brand awareness with the help of its strategic partners, while at the same time delivering quality service, safety, comfort and privacy.

Nimbus Jets will concentrate on three key organizational elements in building its brand name:

    o BUILDING OUR BRAND. Nimbus Jets will build its brand by offering quality and consistent service, convenience and value to our members. All marketing, promotional activities and the selection of its strategic partners / retailers will focus on the reinforcement of this key element.

    o IMPLEMENTING APPROPRIATE METRICS. Nimbus Jets will frequently measure the size and growth of its air taxi business, its market share and its progress in building its desired image.

    o CONTINUOUSLY EMPHASIZE SUPPORTING CAPABILITIES. We will be committed to developing our infrastructure to effectively manage the growth of our business.

COMPETITION

Today's air charter market is highly fragmented and not very efficient, with only a few major national operators. The aircraft used by these operators are primarily comprised of mid-to-large sized corporate jet aircraft with seating for eight to fourteen passengers, and are typically not marketed for price-conscious passengers. While there are numerous other smaller regional operators of air charter services with a wide range of piston, turboprop, and small jet aircraft that operate successfully, none has established a viable national presence or a cost-efficient operating model.

We could face competition from existing air charter services that may provide the Nimbus Jets concept in the future. While barriers to entry are relatively high due to the limited number of certified low-cost aircraft currently available and the high initial capital costs involved, it would not be too costly for an existing airline to modify its format to provide a Nimbus Jets-style service, assuming it could secure a cost-efficient aircraft. There are several aircrafts competing directly with the Aircraft, including both turboprop-powered aircraft and turbofan-powered aircraft, some of which exist today and others of which are in various stages of development. If any of these competing aircrafts are able to come to market at operating costs comparable with the Aircraft, other companies would be able to directly compete against us and our business could be materially and adversely affected.

In addition, many of the major airline companies, if they were to compete with us in the future, have longer operating histories, larger user bases, longer relationships with consumers, greater brand or name recognition and significantly greater financial, technical and marketing resources than we do. Competitive pressures created by any one of these companies, or by new entries using the Nimbus Jets concept, could harm our business, financial condition and results of operations.

PRIVACY POLICY

We believe that issues relating to privacy and use of personal information are becoming increasingly important. We have adopted a detailed privacy policy that outlines how we plan to use customer information and the extent to which other registered customers may have access to this information. Customers must acknowledge and agree to this policy when registering for our service. We shall not sell or rent any personally identifiable information about our users to any third party. We plan to use information about our customers for internal purposes only in order to improve our marketing and promotional efforts and to statistically analyze travel related data.

GOVERNMENT REGULATIONS

GENERAL. We will be subject to regulation under U.S. laws and the laws of the various countries to which we will fly our aircraft.

DOMESTIC REGULATION. We will be subject to the jurisdiction of the Federal Aviation Administration (FAA) with respect to aircraft maintenance and operations, including flight operations, equipment, aircraft noise, ground facilities, dispatch, communications, training, weather observation, flight time, crew qualifications, aircraft registration, and other matters affecting air safety. We will need to secure either an air carrier or operating certificate from the FAA. The FAA has the authority to suspend temporarily or revoke permanently our authority or our licensed personnel for failure to comply with regulations promulgated by the FAA and to assess substantial civil penalties for such failure. Our aircraft, flight personnel and flight and emergency procedures will be subject to periodic inspections and tests by the FAA. The FAA also conducts safety audits and has the power to impose fines and other sanctions for violations of airline safety regulations. Substantial monetary penalties, as well as possible criminal penalties, can be imposed on air carriers for infractions of these regulations.

The Department of Transportation (DOT) maintains economic authority over domestic and international aviation and has jurisdiction over international routes. In order to engage in an air transportation business, we will be required to maintain a Certificate of Public Convenience and Necessity ("CPCN"). Prior to issuing a CPCN, the DOT will examine our managerial competence, financial resources and plans and compliance disposition in order to determine whether we are fit, willing and able to engage in the proposed transportation services. Among other things, a company holding a CPCN must qualify as a United States citizen, which requires that it be organized under the laws of the United States or a State, territory or possession thereof; have its chief executive officer and at least two-thirds of its Board of Directors and other managing officers be United States citizens; have no more than 25% of its voting stock be owned or controlled, directly or indirectly, by foreign nationals; and not otherwise be subject to foreign control. A CPCN confers no proprietary rights on the holder and DOT may impose conditions or restrictions on any such CPCN. We currently do not have a CPCN, however, we plan to file for a CPCN in the near future.

Several aspects of airline operations are subject to regulation or oversight by federal agencies other than the FAA or the DOT. For instance, labor relations in the air transportation industry are generally regulated under the Railway Labor Act, which vests in the National Mediation Board certain regulatory powers with respect to disputes between airlines and labor unions arising under collective bargaining agreements. In addition, we are subject to the jurisdiction of the Federal Communications Commission (FCC) regarding our use of radio facilities pursuant to the Federal Communications Act of 1934, as amended; the Immigration and Naturalization Service regarding the citizenship of our employees; the Environmental Protection Agency regarding compliance with standards for aircraft exhaust and noise emissions; and the Department of Labor regarding our employees.

FOREIGN REGULATION. To the extent required to do so, we will obtain authority to conduct foreign operations from applicable aeronautical and other governmental authorities. As with the certificates and licenses obtained from U.S. authorities, we must comply with all applicable rules and regulations imposed by foreign governmental authorities or will be subject to the suspension, amendment or modification of our operating authorities.

OVERVIEW- TAKE TO AUCTION

During January 2002, our Board adopted a formal plan of disposal of TTA, in connection with our overall strategic program designed to focus our resources on Nimbus Jets and the development of a national air taxi service. All revenues generated during fiscal 2001 and prior years related solely to TTA. We anticipate that TTA will be disposed of by December 31, 2002.

Today, all of our revenues are generated by our wholly-owned subsidiary, Take to Auction.com, Inc. TTA commenced operations on the World Wide Web during July 1999. During its operating history, TTA has evolved from being solely a membership community, whereby its members would list and profit from selling merchandise at online auction sites, to selling items directly in multiple distribution channels. These selling channels consist primarily of online auction sites (TTA Auctions), our retail Web site (TTA Direct), a retail Web site we operate (Perfumania.com) and our users' virtual storefronts (TTA Superstores) (collectively the "TTA Network"). The TTA Network utilizes a common infrastructure, including our inventory selection, order processing, payment processing, customer service and fulfillment of the products.

TTA Auctions lists and sells merchandise at online auction sites. Currently, we sell at eBay, Yahoo! Auctions and uBid. Online auction sites like eBay pioneered person-to-person trading of a wide range of goods over the Internet using an efficient and entertaining auction format and has grown into the largest and most popular person-to-person trading community on the Internet. eBay, Yahoo! and uBid are registered service marks of eBay, Inc, Yahoo!, Inc. and uBid, Inc., respectively.

TTA also operates TTA Direct, our retail storefront, which sells products to the general public, and the Perfumania.com retail storefront, which offers over 2,000 fragrance and fragrance related products, including bath and aromatherapy products.

TTA Superstores is a virtual storefront platform providing individuals or existing Web sites an expanded distribution channel by offering the tools that allow them to sell merchandise online. Our solution eliminates the traditional barriers faced by individuals and small Web sites. TTA handles order processing, payment processing, customer service and fulfillment on behalf of our TTA Superstore users. Our users profit from the difference between the selling price and the price we charge them for the item that sold.

TTA's revenues are derived from membership fees paid by our users for TTA Auctions, set-up fees paid by users to open their own virtual storefront through TTA Superstores, sales of product at auction and through user's storefronts, sales of product through Perfumania.com and TTA Direct and shipping and handling fees.

TTA AUCTIONS

Through TTA Auctions, we capitalize on the success of online auction sites by supplying online auction markets with a large variety of collectibles, factory-new specialty merchandise and factory-refurbished merchandise. Through our fully automated system, we have the ability to list thousands of products at auction at any given time. Based on certain parameters, merchandise is currently listed at up to three leading online auction sites, including eBay, Yahoo! Auctions and uBid. Online auction sites enable sellers to reach a larger number of potential buyers more cost-effectively than traditional person-to-person trading forums.

Although we do not have any formal agreement with eBay, we are one of their largest sellers, as indicated by our "Turquoise Shooting Star" rating, eBay's feedback rating system for positive feedback in excess of 30,000. On August 1, 2001, we signed a nine-month letter of intent with Yahoo! Auctions, in which Yahoo! Auctions will provide custom online auction functionality for us. Yahoo! Auctions will also promote our auction listings throughout its Web site. On November 20, 2001, we entered into a "Preferred Merchant Agreement" with uBid to list products to be offered at uBid. During the term of this agreement, uBid will promote TTA Auctions online. Both Yahoo! Auction and uBid offer fee structures that are more advantageous than those charged by other online auctions sites.

Prior to June 2001, our members paid an annual membership fee and each week, at no additional cost, selected merchandise from more than 5,000 types of items from our Web site, which we then listed automatically on a popular online auction site. Items were listed for a period of up to one week at a time during the one-year membership period. Presently, we are no longer accepting new members. Prospective auction members are being placed on a wait list, however, in the future, we may allow new members to join TTA Auctions. As part of TTA's new business strategy, we are moving away from a concerted effort to sell items at online auction sites through our membership base and moving towards selling more items through the TTA Superstores and our retail outlets (eBay Stores, Yahoo! Shopping, TTA Direct and Perfumania.com), although we continue to sell items directly at online auction sites. As of December 31, 2001, we had approximately 400 memberships remaining, all of which will expire by June 2002.

TTA DIRECT

TTA Direct, launched in December 2000, allows us to sell items directly to the general public. Private users can access our catalog of inventory directly from our users' home page and the general public can access it through www.ttadirect.com or through our Yahoo! store, eBay store or our Amazon Marketplace. All purchases from TTA Direct utilize the same inventory, customer service, payment processing and fulfillment as TTA Auctions and TTA Superstores. We offer our inventory to our auction members and TTA Superstores storeowners at more favorable terms than at TTA Direct.

PERFUMANIA.COM

Effective September 1, 2001, we entered into a licensing agreement with Perfumania.com, a subsidiary of E Com Ventures, Inc. ("ECMV"), to operate the Perfumania.com retail storefront. This site offers over 2,000 fragrance and fragrance-related products, including bath and aromatherapy products. Under the terms of the agreement, we pay royalties to Perfumania.com of 5% of defined product sales for sales up to $8 million per annum, decreasing to 3% on sales exceeding $11 million per annum. Average gross margins generated from sales of product through Perfumania.com are higher than the average gross margins we generate from product sales through TTA Auctions, TTA Direct and TTA Superstores. Inventory offered through the Perfumania.com website may also be offered through TTA Direct and TTA Superstores. In addition, we rent approximately 20,000 square feet of warehouse facilities from Perfumania.com for approximately $15,000 per month. Ilia Lekach, our chairman and interim CEO, is also the chairman of ECMV.

On October 1, 2000, the Company entered into a six-month service agreement with Perfumania.com, Inc. to outsource our warehouse and distribution functions. This service agreement includes order processing, inventory management, warehousing, fulfillment and shipping of product. This agreement is variable, based on volume of sales; however, the agreement includes monthly minimum fees if such volume levels are not obtained. This service agreement was terminated on September 1, 2001.

TTA SUPERSTORES

TTA launched TTA Superstores during April 2001 to permit individuals to create a fully stocked, personally branded, online store. We utilize the same resources and inventory that operate TTA Auctions and TTA Direct. Our solution seeks to eliminate the traditional barriers faced by individuals and small Web sites, including hosting, transaction processing, customer service, order fulfillment and merchandising. Our storeowners can open, market, and profit from their own online storefronts with a minimal cash investment and without having to hassle with many traditional business details.

Before TTA Superstores, starting an online business usually required a substantial investment in Web site design and technology hardware. Entrepreneurs also had to negotiate with vendors, pay for warehousing and shipping charges, and set up banking relationships to run their business properly. TTA Superstores takes care of all these details.

We allow prospective storeowners to create their storefront free of charge. Prospective storeowners can select a "look-and-feel" of their storefront and the prices they wish to charge for the products (owners cannot select a price below our cost to them). The owners can select any category or any number of categories of merchandise that we offer in our TTA warehouse. We charge the prospective storeowner a $100 set-up fee and we handle the rest. All orders received by a TTA Superstore are processed by TTA. We complete the payment processing and the fulfillment of the item on our storeowner's behalf. The storeowner profits from the difference between the amount of the sale in their store and the amount we ultimately charge them upon a completed sale. As of December 31, 2001, we had approximately 1,700 virtual storefronts.

TTA BUSINESS STRATEGY

TTA's business strategy is to offer value pricing to our customers through our vendor relationships and the efficient management of our dynamic inventory. We also strive to create an enjoyable shopping experience through our professional customer service, brand recognition, Web site convenience and accessibility, quality of our search tools and reliable and expedited product delivery. Each unit of inventory in our system is prominently displayed throughout the TTA Network in approximately 2,000 marketable areas, including TTA Auctions, TTA Direct and TTA Superstores. As we sell out of an individual item, it is removed from the TTA Network at that time.

Customer service is fundamental to our business strategy. We want to create a positive buying experience every time a customer purchases an item through one of our distribution channels. We believe that our discounted pricing, along with our customer service, will build customer loyalty and position TTA as a leader in the online wholesale and retails markets.

TTA MARKETING AND ADVERTISING

To promote the TTA brand and to encourage brand loyalty and repeat business, we currently employ "word-of-mouth" marketing, direct e-mail campaigns to our registered users and customers, pay-for-performance banners through affiliated programs, and keyword placement on popular search engines. This traffic is "pay-for-performance," meaning that the search engines are only paid upon a successful referral to our Web site. We feel that this traffic is very targeted and converts into buyers of our merchandise. In addition, we also have banners and links on our listings at the online auction sites. We believe that these links will provide additional traffic to our Web site. Through TTA Superstores, we believe that word-of-mouth referrals are effective in lending credibility to our service and brand name by demonstrating to potential users that other individuals have successfully used our service. In addition to word-of-mouth marketing, our e-mail campaigns reinforce the success and appeal of our Web sites and our concept to our current users.

TTA CUSTOMER SUPPORT

Customer support is offered by telephone and an e-mail address which are monitored by our staff from 9:00 a.m. to 6:00 p.m., Monday through Friday, Eastern Standard Time. Most customer support inquiries are handled via e-mail, with customer inquiries typically being answered within one business day after submission.

TTA OPERATIONS AND TECHNOLOGY

Many of our systems such as our advanced Warehouse Management System, Returns Processing System, TTA Superstores System, TTA Direct Web site, Take To Auction System and our Intranet are based on internally developed software. Our enterprise systems use an N-tier architecture structure. Our proprietary software is developed with the latest technology and we are scheduled to launch our next generation e-commerce platform during April 2002, which uses Microsoft's(TM) new .NET framework. We also have licensed third party products for our Database requirementS, Operating Systems, Accounting Systems, Customer Relationship Management Systems, Web Servers, and all other systems. All data is regularly archived to a data warehouse, according to a strict Backup Policy.

Our system has been designed around industry standard architectures and has been designed to reduce downtime in the event of outages or catastrophic occurrences. Our service is designed to be available 24 hours a day, seven days a week. Our primary servers are now hosted in our Ft. Lauderdale office, which has been prepped adequately for the task with multiple connections to the Internet, UPS systems, an independent air-conditioner unit and an independent generator. Although we do run some Linux(TM) servers, most of our technology is Microsoft based. Our wEB sites are hosted on several clusters of dual and quad Pentium III Xeon-based Microsoft Internet servers running Windows 2000 operating system. Our Internet servers also utilize VeriSign, Inc. SSL digital certificates for authentication. We have a load balancing Web system with redundant servers to provide for fault tolerance. Dell(TM) currently provides most of our hardware and we mainly use series 2400, 6300 and 6400 servers.

TTA MERCHANDISING

The items of merchandise posted throughout the TTA Network are purchased by us from manufacturers and wholesalers on the open market, therefore, we do not commit to purchase from a small group of manufacturers or wholesalers, but rather make our purchasing decisions solely based on the best prices offered for quality merchandise. Because the types of products listed throughout the TTA Network are generally available from a large number of wholesalers and manufacturers, we attempt to leverage our management's purchasing expertise to obtain better prices for these products by purchasing them in the open market.

TTA COMPETITION

We believe that the principal competitive factors in the online market are brand recognition, volume and selection of goods, customer service, reliability of delivery of products, Web site convenience and accessibility, price, quality of search tools and system reliability. Many of our potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, technical and other resources. In addition, other online merchants may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies as the use of Internet and other online services. Therefore, certain of our potential competitors may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies or may try to attract traffic by offering services for free and devote substantially more resources to Web site and systems development than us. Increased competition may result in reduced operating margins, loss of market share and diminished value in our brand. We may be unable to compete successfully against future competitors. Further, as a strategic response to changes in the competitive environment, we may, from time to time, make certain pricing, service or marketing decisions or acquisitions that could harm our business, financial condition and results of operations.

TTA INTELLECTUAL PROPERTY

We regard the protection of our copyrights, service marks, trademarks, trade dress and trade secrets as critical to our future success and rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect our proprietary rights in products and services. We have also entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with strategic partners to limit access to and disclosure of our proprietary information. These contractual arrangements or the other steps taken by us to protect our intellectual property may be insufficient to prevent misappropriation of our technology or to deter independent third-party development of similar technologies. We are actively pursuing the registration of our trademarks and service marks in the United States. We have applied for a U.S. patent registration of our proprietary system for taking merchandise to online auction sites. This patent may not be issued to us or, if issued, may not provide us with all of the protections that we have sought. We have also applied for the registration of the service marks "Take2Auction" and "TakeToAuction.com" (Design). Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are made available online. We may license in the future certain of our proprietary rights, such as trademarks or copyrighted material, to third parties. We also rely on certain technologies that we license from third parties, such as Microsoft, the suppliers of key database technology, the operating system and specific hardware components for the Take to Auction service.

TTA GOVERNMENT REGULATION

Government regulation of communications and commerce on the Internet varies greatly from country to country. Some countries, such as the United States, have not adopted many laws and regulations to specifically regulate online communications and commerce. Due to the increasing popularity and use of the Internet and other online services, however, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights, enforceability of contracts, and information security. In fact, the regulation of online data pricing has become a significant focus of the U.S. Congress recently and numerous bills affecting the use of data gathered online are pending including the Consumer Internet Privacy Enhancement Act (H.R 237), the Online Privacy Protection Act of 2001 (H.R. 89), the Social Security Online Privacy Protection Act (H.R. 91) and the Electronic Privacy Protection Act (H.R. 112). Because our services are accessible worldwide, and we facilitate sales of goods to users worldwide, any jurisdiction in which our services can be accessed or are used may seek to impose its laws on us and to enforce those laws in proceedings in those countries, where we could be forced to defend ourselves. For example, a country may seek to extend the extra-territorial application of its data protection laws and regulations to our business. Such extra-territorial impact was recently demonstrated by proceedings in France against Yahoo! arising from Yahoo!'s offering for sale of various types of Nazi-memorabilia which is unlawful in France. As a result, in order to avoid possible liability for non-compliance, we may be forced to restrict our membership to exclude residents of such country from becoming a member. In other instances, we may be required to construct costly additions to our Web site in order to comply with local laws on data privacy, advertising and on-line contracting. This might require us to have separate Web pages in the local languages where laws require that we make disclosures or post on-line agreements or privacy policies (and similar consumer notification requirements) in the local language of the member. We may also determine that in order to comply with local data protection laws, which prohibit the transfer of personally identifying information of our members outside of a particular country, we may have to set up and maintain separate databases in such country. We may also have to customize our software programs to address country-specific requirements for tracking and documenting transactions, as well as take into account currency exchange issues.

There have been several attempts to regulate the distribution of 'indecent' materials to minors over the Internet, including the Communications Decency Act of 1996, or CDA and the Children's Online Privacy Protection Act, or COPPA. While large portions of the CDA have been struck down as unconstitutional, COPPA went into effect on April 21, 2000. Moreover, other laws on this subject have been and are likely to continue to be proposed and enacted by the legislatures of the various states. The nature of legislation on this subject and the manner in which it may be interpreted and enforced cannot be fully determined and, therefore, such legislation could subject us and/or our customers to potential liability, which in turn could harm our business, financial condition and results of operations. The adoption of any such laws or regulations might also decrease the rate of growth of Internet use, which in turn could decrease the demand for our service or increase the cost of doing business or in some other manner harm our business, financial condition and results of operations. In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies.

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

TTA PRIVACY POLICY

We believe that issues relating to privacy and use of personal information relating to Internet users are becoming increasingly important as the Internet and its commercial use grow. We have adopted a detailed privacy policy that outlines how we use information concerning our users and the extent to which other registered users may have access to this information. Users must acknowledge and agree to this policy when registering for the TTA Superstore service. We do not sell or rent any personally identifiable information about our users to any third party. We use information about our users for internal purposes only in order to improve our marketing and promotional efforts, to statistically analyze site usage, and to improve content, product offerings and site layout.

EMPLOYEES

As of March 1, 2002, we had approximately 45 employees, including our interim Chief Executive Officer, President, Chief Financial Officer and Chief Technology Officer. We have never had a work stoppage and no employees are represented under collective bargaining agreements. We consider our relations with our employees to be good. Please see "Item 10--Employment Arrangements."

                              OUR CORPORATE HISTORY

Nimbus Group, Inc. (formerly known as Take to Auction.com, Inc.) was incorporated in Florida in June 1999. Our principal executive offices are located at 5555 Anglers Avenue, Suite 16, Fort Lauderdale, Florida 33312. Our telephone number is (954) 987-0654, and our Web site is located at www.nimbusjets.com. Our wholly owned subsidiary, Take to Auction.com, Inc., operates out of the same corporate headquarters as Nimbus. Take to Auction operates several Web sites, including www.taketoauction.com, www.ttadirect.com, www.ttasuperstores.com and www.perfumania.com. The information contained on our Web sites is not incorporated by reference into this filing.

                                  RISK FACTORS

During January 2002, our Board adopted a formal plan of disposal of our wholly-owned subsidiary, Take to Auction.com, Inc., in connection with an overall strategic program designed to focus our resources on Nimbus Jets and the development of a national air taxi service. The risk factors below relate primarily to the business of Nimbus Jets.

LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS MODEL

Nimbus Jets, a wholly-owned subsidiary of Nimbus Group, incorporated in September 2001. Currently, we are a development stage enterprise with limited operating activities since the Aircraft that will be used in our air taxi service will not be manufactured and delivered to us until the beginning of 2004. We are currently without adequate capitalization and without all of the necessary resources, equipment, financing, work force, certifications, license, approvals and sales force to operate an air taxi service. An investor in our common shares, $0.001 par value ("Common Shares") must consider the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as the air taxi service business. These risks include depleting our cash reserves, lower than expected revenues and earnings and not being able to pay expenses as they come due, as well as the following:

    o       we may not be able to establish and grow our customer base;

    o we may not be able to establish and maintain commercial relationships with our affiliated network of partners including travel agents, limousine companies, air charter companies and airlines to grow our service;

    o we may not be able to maintain and enhance our brand and implement and execute our business and marketing strategies;

    o Eclipse may not be able to receive FAA certification on the Aircraft or the Aircraft may not become commercially operational, thus, delaying our delivery rollout period indefinitely;

    o Eclipse may not be able to manufacture the Aircraft in a timely manner, thus, delaying the delivery rollout period;

    o       we may not be able to secure adequate financing to fund our growth;

    o we may not be able to respond effectively to competitive developments and a rapidly changing market;

    o we may not be able to attract qualified personnel, and if attracted, we may not be able to integrate, retain and motivate such personnel;

    o we may not be able to obtain adequate insurance for public liability, passenger liability, property damage, war risk and all-risk coverage for damage to our Aircraft, in amounts which, in the opinion of management, would be adequate;

    o we may not be able to continue to develop and upgrade our technology and information processing systems; and

    o we may not be able to provide a high enough level of superior customer service to attract and retain business.

Our failure to accomplish any of these objectives would harm our business, financial condition and results of operations.

WE HAVE AN ACCUMULATED DEFICIT AND WE ANTICIPATE THAT OUR LOSSES WILL CONTINUE

We have an accumulated deficit of approximately $10.9 million as of December 31, 2001, resulting primarily from the operations from Take to Auction.com, a wholly-owned subsidiary of Nimbus Group. During January 2002, our Board adopted a formal plan of disposal of TTA, in connection with an overall strategic program designed to focus our resources on Nimbus Jets and the development of a national air taxi service. Nimbus Jets does not expect to generate revenues until the first Aircraft is delivered in the beginning of 2004. Therefore, we have not achieved profitability and expect to incur operating losses for the foreseeable future. We incurred net losses of approximately $4.1 million for the year ended December 31, 2001, resulting primarily from the operations of Take to Auction. We expect to continue to incur significant operating and capital expenditures and net operating losses arising from initial development costs, technology developments and implementation of our business strategy. We are in the process of raising additional funds through the private offering of our Common Shares. Although we believe that our current business strategy, this private offering of our Common Shares, and/or the proceeds received from the sale of TTA will provide us with sufficient operating cash flow through fiscal 2002, there can be no assurance that such business strategy will be successfully implemented, that it will be completed in a timely manner, that funding on the private offering will be successfully completed, that the sale of TTA will be successfully completed or raise enough proceeds, or that our future cash flows will be sufficient to meet all of our obligations and commitments. The failure to generate such sufficient cash flow could significantly adversely affect the market value of our common stock and the operation of our business, results of operations and financial condition. Further, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues relative to our planned expenditures would have an immediate harmful effect on our business, financial condition and results of operations.

Our future operating results will depend upon numerous factors, including:

     - price per flight hour
     - number of Aircraft in operation
     - utilization of such Aircraft
     - competition
     - seasonal factors

We may not achieve profitability. Even if we do so, we may never sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, financial condition and results of operations will be harmed.

WE RECEIVED A GOING CONCERN OPINION FROM OUR INDEPENDENT AUDITORS

We received an opinion from our independent auditors on our December 31, 2001 consolidated financial statements expressing substantial doubt as to our ability to continue as a going concern as a result of our operating losses since inception and our need for substantial amounts of additional funding to continue our operations.

WE ARE DEPENDENT ON A THIRD PARTY FOR SUPPLY OF THE AIRCRAFT AND ANY SHORTAGES OR DELAYS COULD HINDER OUR BUSINESS

We currently plan on using the Eclipse 500 Aircraft in our air taxi service fleet. We are primarily dependent on Eclipse to manufacture the Aircraft in accordance with our rollout schedule over a five-year period beginning in 2004. As of March 1, 2002, the Aircraft has not received any regulatory certifications, however, the Aircraft is scheduled for its first test flight in June 2002. There can be no assurance that Eclipse will be able to obtain the necessary regulatory certifications on the Aircraft, become commercially operational, or manufacture the Aircraft in a timely manner in accordance with their production schedule.

Any shortages in the Aircraft availability could limit our ability to increase our volume of flights and ultimately could harm our business, financial condition and results of operations.

Eclipse does not independently have, except by contracting with other parties, the ability to design, develop or produce key components of the Eclipse 500 (including, without limitation, the EJ22 engine), or the ability to construct Eclipse 500's for the purpose of seeking regulatory certification. Williams Aviation is the prime systems integrator for the development and certification of the Eclipse 500 and the EJ22 engine, in addition to being the manufacturer of the EJ22 engines. Williams is assisting Eclipse to develop the processes for the manufacturing of the Eclipse 500. Williams is also assisting Eclipse to establish a production facility, including the design, manufacturing and management information systems. Williams, in turn, will be relying, to a significant extent, on subcontractors and other suppliers to perform a number of the critical tasks in developing and certifying the Eclipse 500, including aerodynamic analysis, fabrication of the aircraft for flight testing, aircraft flight testing and design of the integrated aircraft control system and avionics package. Williams' ability to develop and certify the EJ22 engine, manufacture the EJ22 engine, and manage the relationships among Williams and any key suppliers and subcontractors will be critical to the success of Eclipse. If Williams is forced to suspend work or if Williams or any of its important subcontractors or any other supplier of products or services to Eclipse fails to provide products or services to Eclipse on a timely basis and on contracted for or other commercially reasonable terms, Eclipse's ability to make the Eclipse 500 commercially available on time and within estimated costs could be materially and adversely affected, which ultimately could harm our business, financial condition and results of operations.

WE HAVE LIMITED MARKETING AND MANAGEMENT EXPERIENCE

We currently do not have all of the necessary management and employees to market and operate our business model. We have no experience operating an air taxi service. We need to attract and retain experienced personnel to develop our infrastructure and to comply with the extensive government regulations and standards. There can be no assurance that we will be able to implement a national air taxi service successfully, attract and retain experienced personnel or obtain and maintain the necessary regulatory approvals to commence and/or continue the development of our air taxi service. In addition, we currently have limited marketing capabilities and experience and will need to hire additional sales and marketing personnel. There can be no assurance that we will be able to recruit, train or retain such qualified personnel to sell and market our services. Moreover, there can be no assurance that any marketing efforts undertaken by us will be successful or result in adequate revenues to sustain continued operations.

SIGNIFICANT DECREASES IN COMMERCIAL AIRLINE FARE PRICES COULD HARM OUR BUSINESS BY MAKING IT MORE ATTRACTIVE FOR PASSENGERS TO FLY COMMERCIALLY AND FORCE US TO LOWER PRICES

A significant reduction in the price of commercial airline fares could reduce demand for our air taxi service by making it economically more attractive to fly commercially. This could force us to reduce our fares in response to this reduction in demand or as a means to remain competitive. Our current estimated fare per hour is approximately $600 per hour.

WE MAY FACE COMPETITION FROM EXISTING COMMERCIAL AIRLINE COMPANIES OR NEW CHARTER COMPANIES THAT MAY HARM OUR BUSINESS

Today's air charter market is highly fragmented and not very efficient, with only a few major national players. These operators' aircraft fleets are primarily comprised of mid to large-sized corporate jet aircraft with seating for eight to fourteen passengers, and are typically not marketed for short-range travel or price-conscious passengers. While there are numerous smaller operators of air charter services with a wide range of piston, turboprop, and small jet aircraft, none has established a viable national presence or a cost efficient operating model.

We could face competition from existing air charter services that may provide the Nimbus Jets concept in the future. While barriers to entry are relatively high due to the limited number of certified low-cost aircraft currently available and the high initial capital costs involved, it would not be too costly for an existing airline to modify its format to provide a Nimbus-style service, assuming it could secure a cost efficient aircraft. There are number of aircraft competing directly with the Eclipse 500, including both turboprop-powered aircraft and turbofan-powered aircraft, some of which exist today and others of which are in various stages of development. If any of these competing aircrafts are able to come to market at operating costs comparable with the Eclipse 500, other companies would be able to directly compete against us and our business could be materially and adversely affected.

In addition, many of the major airline companies, if they were to compete with us in the future, have longer operating histories, larger user bases, longer relationships with consumers, greater brand or name recognition and significantly greater financial, technical and marketing resources than we do. Competitive pressures created by any one of these companies, or by new entries using the Nimbus Jets concept, could harm our business, financial condition and results of operations.

WE EXPECT TO GROW RAPIDLY AND MANAGING OUR GROWTH MAY BE DIFFICULT

Our business plan contemplates rapid growth during our initial five-year period of operation. This growth is likely to place a significant strain on our resources and systems and there can be no assurance that we will be able to manage this growth successfully. Higher operating costs would decrease our profit margins, though it may be possible to recover any such lost margin through increases in our hourly rates. We also will be required to expand our finance, administrative and operating staff. If we are unable to successfully manage our growth as planned and become subject to higher operating costs and/or decreased profit margins, we may be materially and adversely affected. For example, we may not be able to retain and train the necessary pilots to fly our Aircraft due to the overall decrease in the number of pilots being trained in the United States Air Force.

OUR SUCCESS IS DEPENDENT ON STRONG EMPLOYEE RELATIONS

Many airline industry employees are represented by labor unions. We believe that our employees will be subject to union organization efforts from time to time and we are likely to be subject to future unionization efforts as our operations expand. The unionization of our workforce could result in higher employee compensation and working condition demands that could increase our operating costs or constrain our operating flexibility.

WE WILL BE DEPENDENT ON THIRD PARTY SERVICE PROVIDERS

The availability of service in each region or country will depend upon the cooperation, operational and marketing efficiency, competitiveness, finances and regulatory status of our designated service provider in that region or country and our ability to gain access to the requisite airports. The willingness of persons to become service providers will depend upon a variety of factors, including our reimbursement policies for warranty repairs, local regulations and our competitiveness with other air charter companies. If we are unable to establish a network of qualified service providers for our service, we may suffer material adverse consequences.

NIMBUS JETS MAY NOT ACHIEVE BROAD MARKET ACCEPTANCE, WHICH WOULD LIMIT OUR PROFITABILITY AND GROWTH

Our business model depends upon our ability to leverage and to expand our membership base and our network of partners. The potential profitability of this business model is unproven, and to be successful we must, among other things, market our services effectively. Furthermore, we may be forced by competitive pressures, industry consolidation or otherwise, to change our business model, in which case our financial results could be harmed. Our business model may not be successful and we may not achieve revenue growth or profitability.

To date, Nimbus Jets does not have any operating activities. We cannot give you any assurance that our air taxi service will be widely accepted by either the business community or the general population as an alternative to existing methods of transportation. The acceptance of our air taxi service may be adversely affected by the following:

     -  the cost of renting the air taxi
     -  concerns about safety
     -  the possibility of changes in governmental regulations

Any adverse reactions or other unfavorable publicity involving our passengers or Aircraft could also adversely affect public acceptance of our air taxi service.

DIFFICULTIES ASSOCIATED WITH OUR BRAND DEVELOPMENT MAY HARM OUR ABILITY TO ATTRACT MEMBERS

We believe that our growth will depend on the strengthening of our brand, which is critical to achieving widespread acceptance of Nimbus Jets, particularly in light of the competitive nature of the air charter industry. Promoting and positioning our brand will depend largely on the success of our marketing efforts and our ability to provide high quality services. To promote our brand, we will need to increase our marketing budget and otherwise increase our financial commitment to create and maintain brand loyalty among members. Brand promotion activities may not yield increased revenues and any such revenues may be offset by the expenses incurred in attempting to build our brand. If we fail to promote and maintain our brand, or if our future strategic relationships fail to promote our brand or increase brand recognition, our business, financial condition and results of operations would be harmed.

WE MAY NOT BE ABLE TO OBTAIN FUEL AT FAVORABLE PRICES OR FUEL MAY NOT BE READILY AVAILABLE

Fuel is a major expense in the airline industry, and the cost and availability of aviation fuel are subject to economic and political factors and events that we can neither control nor accurately predict. Higher fuel prices resulting from fuel shortages or other factors could adversely affect our profitability if we are unable to pass on the full amount of fuel price increases to our customers through fuel surcharges or higher rates. In addition, a shortage of supply could have a material adverse effect on our industry in general and could harm our business, financial condition and results of operations.

OUR STOCK PRICE HAS BEEN VOLATILE AND FLUCTUATIONS IN OUR STOCK PRICE MAY RECUR

The market price of our common stock has historically been subject to substantial price volatility. Such volatility may recur due to overall market conditions or factors such as:

     - our ability to effectively penetrate the market
     - new aircrafts and technological changes and advances
     - changes in government regulations
     - concerns with regard to the safety of the Aircraft
     - our ability to meet analysts' projections
     - fluctuations in our financial results

In addition, our common stock could experience significant fluctuations in market price that are unrelated to our operating performance.

OUR BUSINESS IS CYCLICAL IN NATURE

We are operating in a historically cyclical industry. The general aviation industry has been sensitive to general economic conditions and has been adversely affected by past recessions. Our future results of operations for any interim period will not necessarily be indicative of those for the entire year, since the air transportation business is subject to seasonal fluctuations. Higher demand for air travel has traditionally resulted in more favorable operating results for the second and third quarters of the year than for the first and fourth quarters. In addition, we will be subject to fare initiatives, fluctuations in fuel prices, labor actions and other factors that will most likely impact this seasonal pattern.

WE NEED TO DEVELOP AND IMPLEMENT SOFTWARE FOR AN OPERATING INFRASTRUCTURE, AND IF WE ARE UNABLE TO ADEQUATELY ASSESS THE DEMAND FOR OUR SERVICE OUR BUSINESS WOULD BE HARMED

Before we commence commercial operations we must develop and rely on proprietary systems, including an integrated aircraft allocation system and business support system to maximize the utilization of our fleet of Aircraft and evaluate market demand in any given region. The underutilization of our Aircraft or untimely reallocation of our Aircraft would significantly reduce our revenues and, therefore, harm our business, results of operation and financial condition. There can be no assurance that the software necessary to operate our business will be completed when required or that such software will function as required. In addition, a significant delay in the development or implementation of such software systems, or our inability to develop or implement such systems, would have a material adverse effect on our business, financial condition and results of operations.

GOVERNMENTAL REGULATION AND LEGAL UNCERTAINTIES RELATING TO THE AVIATION INDUSTRY COULD INCREASE OUR COSTS OF OPERATIONS AND OUR LEGAL AND REGULATORY EXPENDITURES

Our business plan is dependent on the receipt of necessary regulatory certifications and approvals from authorities in the United States and other jurisdictions. The FAA prescribes standards and certification and operational requirements for, among other things, air carrier operators (PART 135). The DOT governs the economic licensing and certain business practices of air carriers, including air taxis. Comparable agencies in other countries, such as the Transport Canada and the Canadian Transportation Agency and the national aviation authorities in Europe, also regulate these matters within their respective jurisdictions. If we fail to obtain the required certifications by the FAA or comparable agency, our service will effectively be precluded in the United States or other relevant jurisdiction until the required certifications are obtained. As part of the certification process, the FAA or comparable agencies in other jurisdictions may impose special conditions that must be satisfied to achieve certification of our service, if the FAA or comparable agencies conclude that the normally applicable regulations do not provide adequate safety standards. There can be no assurance that the FAA and other regulatory agencies will not impose other special conditions on the certification of our service. Should the FAA or other such agencies do so, we could incur additional costs and delay as compared to the costs and timeline described in our business plan, which could have a material adverse effect on our business financial condition and results of operations. We believe that the service will substantially comply with all applicable DOT and FAA requirements as they currently exist. There can be no assurance, however, that we will so comply, or that there will not be changes in the applicable DOT or FAA regulations that materially and adversely affect our ability to obtain the required certifications. Please see "Business--Government Regulation."

WE MAY BE SUBJECT TO POTENTIAL UNINSURED LOSSES

The White House Commission on Aviation Safety and Security reported that from 1987 to 1997, approximately 60% of all aviation accidents were attributable to flight crew error. With respect to general aviation aircraft accidents, where pilot involvement and responsibility are much greater, the figure was approximately 80%. Regardless of pilot responsibility, however, many, if not most aircraft accidents result in law suits being filed against the airline company.

We are subject to potential losses as a result of claims arising from accidents involving our Aircraft. Substantial claims resulting from such an accident could exceed our policy limits and have a material adverse effect on our business, financial condition and results of operations. Aviation insurance premiums historically have fluctuated based on factors that include the loss history of the industry in general and the insured carrier, and our ability to obtain and maintain adequate insurance coverage on economical terms could be adversely affected by general industry conditions or losses incurred by us.

OUR FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS COULD HARM OUR BRAND-BUILDING EFFORTS AND ABILITY TO COMPETE EFFECTIVELY

We regard the protection of our copyrights, service marks, trademarks, trade dress and trade secrets as critical to our future success, and rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect our proprietary rights in products and services. We have applied for registration of the service marks Nimbus JetTaxi and Nimbus Jets with the U.S. Patent and Trademark Office in the United States and the corresponding agency in Mexico.

We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with parties with which we conduct business in order to limit access to and disclosure of our proprietary information. These contractual arrangements or the other steps taken to protect our intellectual property may be insufficient to prevent misappropriation of our technology and may not deter independent third-party development of similar technologies. To date, we have not been notified that our technologies infringe upon the proprietary rights of third parties, but third parties may claim infringement by us with respect to past, current or future technologies. We expect that participants in our markets will be increasingly subject to infringement claims as the number of services and competitors in our industry segment grows. Any such claim, whether meritorious or not, could be time-consuming, result in costly litigation, cause service upgrade delays, or require us to enter into royalty or licensing agreements. These royalty or licensing agreements might not be available on terms that are acceptable or favorable to us. As a result, any such claim could harm our business, financial condition and results of operations.

WE MAY NOT BE ABLE TO MAINTAIN A LISTING ON THE AMERICAN STOCK EXCHANGE, SO YOU MAY NOT BE ABLE TO SELL YOUR SHARES EASILY

Although we do not currently meet the American Stock Exchange ("AMEX") listing requirements, we have obtained a waiver from AMEX to list our shares. Currently, we do not meet the listing requirements of Regular Financial Guidelines of AMEX in that our pre-tax income for the last fiscal year was less than $750,000 and our Stockholders' equity is less than $4,000,000. We do not meet the Alternative Financial Guidelines for listing AMEX because the market value of our public float is not $15,000,000, we do not have a three-year history of operations and our Stockholders' equity is less than $4,000,000. If we are unable to maintain this listing in the future, we believe that our Common Shares may then trade on the over-the-counter market in the so-called "pink sheets" or the OTC Bulletin Board, which was established for securities that do not meet the listing requirements of AMEX and other exchanges. In such event, your shares may be difficult or impossible to sell. Specifically, selling your Common Shares would be more difficult because smaller quantities of Common Shares could be bought and sold, transactions could be delayed, and coverage of us by securities analysts and news media may be reduced. As a result, shareholders may not be able to sell their shares, which illiquidity may cause a decreased trading price, cause larger spreads in the bid and ask price for our Common Shares, and restrict our ability to issue additional securities or to secure additional financing. In order to maintain a listing, AMEX examines, typically on a quarterly basis, the financial condition and/or operating results for a listed company, the public distribution or aggregate market value of a listed company's shares, as well as various other aspects of a listed company's compliance with AMEX's requirements. Although AMEX has wide discretion regarding the enforcement of the requirements for maintaining a listing, there can be no assurance that we will be able to satisfy these requirements and maintain our listing.

IF THE TRADING PRICE OF OUR COMMON STOCK DROPS BELOW A CERTAIN LEVEL WE MAY BECOME SUBJECT TO THE PENNY STOCK RULE

Our common stock is currently less than $5.00 per share, therefore, our common stock could become subject to Rule 15g-9 under the Securities and Exchange Act of 1934 (the "Exchange Act"), as amended. That rule, otherwise known as the "Penny Stock Rule," requires that broker-dealers satisfy special sales practice requirements, including making individualized written suitability determinations and receiving purchasers' written consents, prior to any transaction. If our common stock is deemed to be a penny stock under the Securities Enforcement and Penny Stock Reform Act of 1990, brokers would be required to additional disclosures in connection with trades in our common stock, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. Such requirements could severely limit the liquidity of our common stock, the ability of broker-dealers to sell our Common Shares and the ability of purchasers in this offering to sell their securities in the secondary market.

WE MAY BE UNABLE TO SELL SHARES IN SOME STATES IN FUTURE OFFERINGS DUE TO BLUE SKY REGULATIONS

If we become unable to list our shares on AMEX, we will attempt to register and trade on another national exchange. If that proves unsuccessful, we will have to register the Common Shares in any state where we desire to sell our Common Shares. We must also register our officers and directors as broker-dealers in any state in which we seek to sell our Common Shares or seek an exemption to such registration. If a registration of the Common Shares in various states is not approved, it will not be possible for us to sell the Common Shares in those states. We intend to use our best efforts to register in every state where we believe there is a significant market for our Common Shares. Should any or all common share registrations not be approved, this would prohibit us from selling the Common Shares offered for sale in such jurisdictions, would make it more difficult for you to sell your Common Shares generally and could adversely affect the overall success of those future offerings.

POSSIBLE VOLATILITY OF OUR STOCK PRICE COULD HARM OUR SHAREHOLDERS

The stock markets in general, and the market for aviation companies in particular, have recently experienced extreme price and volume fluctuations. These broad market and industry factors may harm the market price of our Common Shares regardless of our operating performance. Market fluctuations, as well as general political and economic conditions such as recession or interest rate or currency rate fluctuations, may also harm the market price of our Common Shares. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has been instituted against the company. This litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which would harm our business, financial condition and results of operations.

CONTROL BY PRINCIPAL SHAREHOLDERS, EXECUTIVE OFFICERS AND DIRECTORS COULD HARM OUR SHAREHOLDERS

Our executive officers, directors and greater-than-five-percent shareholders own, in the aggregate, approximately 53.6% of our outstanding Common Shares. Further, our by-laws provide for a classified board of directors, which is controlled by our founders. This means that the Board is divided into three classes of directors serving staggered three-year terms. As a result, approximately one-third of the Board will be elected each year. This makes it more difficult to gain control of the Board and may delay, defer or prevent a change in control of our company. As a result, the executive officers, directors and greater-than-five-percent shareholders, acting together, will have the ability to control most, if not all, matters submitted to shareholders and directors for approval (including the election and removal of directors and officers and any merger, consolidation or sale of all or substantially all of our assets) and to control our management and affairs. Accordingly, this concentration of ownership, as well as the classified Board, may have the effect of delaying, deferring, or preventing a change in our control, impede a merger, consolidation, takeover or other business combination involving us, or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain our control, which in turn could harm the market price of our Common Shares. The following three individuals own greater than 5% of Nimbus
Group: Albert Friedman, David Shpilberg and Horacio Groisman. In addition, Ilia Lekach (our chairman and director) owns all of Pacific Investments, which in turn owns greater than 5% of Nimbus Group. ECMV, a company related through a common chairman of the board, also beneficially owns greater than 5% of Nimbus Group. Please see "Management and Principal Shareholders."

FUTURE SHARES ELIGIBLE FOR PUBLIC SALE COULD HARM OUR STOCK PRICE

Future sales of substantial amounts of Common Shares (including shares issued upon the exercise of outstanding options) in the public market could harm the market price of our Common Shares. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of the date of this report, there will be 7,438,889 Common Shares outstanding, all of which are freely tradable without restriction under the Securities Act of 1933 (the "Securities Act"), subject to applicable volume limitations, if any, under Rule 144 promulgated under the Securities Act and, in the case of executive officers of the Company, Section 16 of the Exchange Act. In addition, as of the date of this report, there were outstanding options to purchase 2,977,600 Common Shares, of which there are 2,412,616 options immediately exercisable or exercisable within 60 days of the date of this report.

On October 17, 2001, we filed a Registration Statement on Form S-8, registering the 2,442,857 shares of Common Stock then currently authorized under the Option Plan. Shares of Common Stock issued upon the exercise of outstanding stock options granted under our 1999Stock Option Plan (Option Plan) are immediately and freely tradable without restriction under the Securities Act, subject to applicable volume limitations, if any, discussed above and, in the case of executive officers of the Company, Section 16 of the Exchange Act. During November 2001, our shareholders approved various amendments (the "Option Plan Amendments") to our Option Plan to (1) increase the number of shares reserved for issuance under the Option Plan from 2,442,857 shares of Common Stock to 4,442,857 shares of Common Stock and (2) effect various additional modifications to the Option Plan, including (a) the removal in its entirety of Section 13 of the Option Plan, entitled "Redemption of Shares by the Company," (b) the removal in its entirety of Section 18 of the Option Plan, entitled "Information for Optionees," (c) the addition to Section 17 of the Option Plan, entitled "Amendment and Termination of the Plan." of a fixed date of termination for the Option Plan, (d) the replacement of language in Section 3 of the Option Plan, entitled "Number of Shares Available For Options," to change the current pool of stock available for issuance as options under the Option Plan from fifteen percent (15%) of the issued and outstanding shares to 4,442,857 shares, and (e) approval and adoption of the Nimbus Group, Inc. 2001 Amended and Restated Stock Option Plan (the "Amended Option Plan"). It is currently contemplated that at the appropriate time we will file an additional Registration Statement on Form S-8 in order to register the additional shares of Common Stock, which would be reserved for issuance under the Amended Option Plan.

WE WILL NEED TO RAISE ADDITIONAL CAPITAL WHICH MAY AFFECT OUR SHAREHOLDERS, AND OUR BUSINESS WILL BE HARMED IF WE ARE UNABLE TO OBTAIN ADDITIONAL CAPITAL

We will need to raise additional funds in the near future. We will require substantial additional funds, currently estimated at $15 million, to fund the Deposits of the Aircraft, develop the necessary operational and financial infrastructure, and expect to obtain such funds through a combination of sources, including private and public offerings of securities, borrowings and possible governmental benefits and assistance, such as industrial revenue bonds and tax credits. A substantial shortfall in meeting capital needs would prevent completion of the development of our infrastructure and prevent us from making the Deposits on the Aircraft in a timely manner. Failure to make the required Deposits on the Aircraft in accordance with our agreement with Eclipse would risk our firm delivery commitments on all future Aircraft not already secured by a Deposit. Our ability to achieve positive cash flow will depend upon the successful and timely design, certification and manufacturing of the Aircraft and the successful marketing and sales of our air taxi service. If additional funds are raised through the issuance of equity or convertible debt securities, your percentage ownership will be reduced, you may experience additional dilution and these securities may have rights, preferences and privileges senior to those of the Common Shares. Additional financing may not be available on terms favorable to us or at all. If we are unable to maintain our listing of common stock on AMEX, it may be more difficult to raise additional funds. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund our expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services or products, or respond to competitive pressures. Our inability to raise additional capital on acceptable terms could harm our business, financial condition and results of operations. Please see "Management's Discussion and Analysis of Financial Conditions and Results of Operations--Liquidity and Capital Resources."

WHERE YOU CAN FIND MORE INFORMATION

We are subject to the informational requirements of the Exchange Act and, therefore, file reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). You can inspect and copy all of this information at the Public Reference Room maintained by the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a web site that contains reports, proxy statements and information statements and information regarding issuers, such as us, that file electronically with the SEC. The address of this web site is http:\\www.sec.gov.

We operate several Web sites, including www.nimbusjets.com, www.taketoauction.com, www.ttadirect.com, www.ttasuperstores.com and www.perfumania.com. The information contained on our Web sites are not incorporated by reference into this filing.

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

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any formal legal proceedings. A breach of contract lawsuit has been threatened by USinternetworking, Inc. ('USi'), a developer of Web sites. We signed a contract, effective as of September 23, 1999, with USi for the development of our second generation user interface, as well as certain other services (the 'USi Agreement'). During December 1999, we notified USi that we were terminating the USi Agreement (as per the terms of the USi Agreement) for USi's material breach of its obligations thereunder. The parties discussed a resolution of the matter, although no discussions have occurred as of late. We believe that we have meritorious defenses, as well as counterclaims, to any claim which may be brought by USi, and if any such claim is brought, we will defend it vigorously. However, if USi successfully pursues its claim against us, it may have a material adverse effect on us and the operation of our business. During January 2002, USi filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 21, 2001, we held the 2001 annual meeting of our shareholders (the "Annual Meeting"). The following directors were elected at the Annual Meeting:
Jonathan Geller, John-Gary Hewitt, Ilia Lekach, Mitchell Morgan and Miguel Cauvi. Albert Friedman, David Shpilberg and Alan Greenberg had their terms continue after the Annual Meeting. Please see "Classified Board of Directors."

Additionally, our shareholders approved the following proposals at the Annual
Meeting: The ratification of the appointment of Deloitte & Touche LLP as our independent auditors for the 2001 fiscal year, the approval of certain amendments to our 1999 Stock Option Plan, the approval of the issuance of up to 15 million newly issued shares of our Common Shares pursuant to a private placement, and the adoption of an amendment to the Second Amended and Restated Articles of Incorporation of Take to Auction.com, Inc., to eliminate the requirements of Article 11. All matters noted above, including the election of the directors, had 3,614,316 votes cast for, no votes cast against and no vote abstentions.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock, $0.001 par value ("Common Stock") is traded on the American Stock Exchange under the symbol NMC. The following table sets forth the high and low closing sales prices for our Common Stock for the periods indicated, as reported by the American Stock Exchange.

FISCAL 2001                         HIGH             LOW
-----------                         ----             ----
First Quarter                       $1.44            $0.35
Second Quarter                      $0.70            $0.25
Third Quarter                       $2.20            $0.16
Fourth Quarter                      $2.00            $0.55


FISCAL 2000                         HIGH             LOW
-----------                         ----             ----
First Quarter                          *                *
Second Quarter                      $8.63            $6.38
Third Quarter                       $8.81            $6.06
Fourth Quarter                      $6.38            $1.00

HOLDERS

As of March 1, 2002, there were 21 holders of record, which excluded common stock held in street name, of the 7,438,889 outstanding shares of Common Stock. The closing sales price for the Common Stock on March 1, 2002 was $1.48 per share.

* -We completed our initial public offering on June 12, 2000 and, therefore, there are no first quarter data.

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

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this annual report. The consolidated financial statement data as of December 31, 2001 and 2000 and for the fiscal years ended 2001 and 2000 and for the period from June 2, 1999 (date of inception) through December 31, 1999 are derived from, and are qualified by reference to, the audited consolidated financial statements of Nimbus Group, Inc. (which report includes an explanatory paragraph related to our ability to continue as a going concern) included elsewhere in this annual report.

                            SELECTED FINANCIAL DATA

                                                                                                       For the period
                                                                                                     from June 2, 1999
                                                        For the                  For the            (date of inception)
                                                      year ended               year ended                 through
                                                   December 31, 2001        December 31, 2000        December 31, 1999
                                                ------------------------ ------------------------  -----------------------
STATEMENT OF OPERATIONS DATA:
Net revenues                                    $            12,121,853  $             6,009,146   $               73,824
Cost of net revenues                                         10,452,199                7,328,395                  140,639
                                                -----------------------  -----------------------   ----------------------
      Gross margin                                            1,669,654               (1,319,249)                 (66,815)
                                                -----------------------  -----------------------   ----------------------

Operating expenses:
   General and administrative expenses                        3,400,529                3,414,804                  383,630
   Auction fees                                               1,024,331                  463,441                    5,727
   Sales and marketing                                          275,282                  235,001                   19,061
   Fulfillment                                                  743,622                  437,113                   41,792
   Web site development expenses                                299,234                  232,047                   32,637
                                                -----------------------  -----------------------   ----------------------

   Total operating expenses                                   5,742,998                4,782,406                  482,847
                                                -----------------------  -----------------------   ----------------------

Net loss from operations                                     (4,073,344)              (6,101,655)                (549,662)

Interest, net                                                   (23,038)                 223,331                       --
                                                -----------------------  -----------------------   ----------------------

Net loss                                        $            (4,050,306) $            (6,324,986)  $             (549,662)
                                                =======================  =======================   ======================

Basic and diluted loss per share                $                 (0.54) $                 (0.93)  $                (0.10)
                                                =======================  =======================   ======================

Weighted average number of common
   shares outstanding                                         7,438,889                6,793,002                5,696,766
                                                =======================  =======================   ======================


                                                   December 31, 2001         December 31, 2000         December 31, 1999
                                                -----------------------  -----------------------   ----------------------
BALANCE SHEET DATA
   Cash and cash equivalents                    $               379,775  $             1,086,149   $              856,949
   Working capital (deficit)                                   (692,586)               3,019,809                1,288,032
   Total assets                                               2,122,847                5,890,253                2,579,739
   Shareholders' equity                                          71,281                4,121,587                1,150,338

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW- NIMBUS JETS

Nimbus Jets, a start-up air taxi service, will offer a convenient and cost-effective private jet solution for business travelers and individuals alike. We intend to make personal jet travel broadly affordable throughout North and South America. Unlike current alternative methods of flying, primarily commercial, charter or fractional ownership, Nimbus Jets is a fly on-demand private air taxi service. Pre-screened Nimbus members will have the convenience of traveling at the spur of the moment in comfort and safety. Through an affiliated network of travel agents, limousine companies, air charter companies and airlines, we will provide travelers with individualized air taxi transport on-demand from doorstep to destination.

Our private air taxi service will be available on-demand much like calling on a car service. Without the need for extensive ground facilities and expensive commercial airport infrastructure, we will be able to operate at significantly lower costs than most jet charter companies today. In addition, the heart of our strategy is the acquisition of an extremely cost-efficient fleet of jet aircraft developed by Eclipse. Therefore, these lower operating costs will enable us to be competitive with commercial airliners with the added advantages of customer-dictated scheduling, privacy and most importantly, security.

On December 9, 2001, we entered into an agreement with Eclipse to purchase 1,000 Aircraft to be delivered over a five-year period beginning in 2004. The price to be paid for each Aircraft will be $837,500 in June 2000 dollars and is subject to pricing adjustments of up to five percent (5%) per year. Prior to this time, Nimbus Jets intends to analyze potential air charter acquisitions and strategic alliances. Initially, we plan to have our operations regionalized during the initial rollout of the Aircraft and we will expand our operations geographically as more Aircraft are delivered. As of March 30, 2002, Nimbus Jets has not yet commenced any operational activities.

OVERVIEW- TAKE TO AUCTION

Today, all of our revenues are generated by our wholly-owned subsidiary, Take to Auction.com, Inc. TTA commenced operations on the World Wide Web during July 1999. During its operating history, TTA has evolved from being solely a membership community, whereby its members would list and profit from selling merchandise at online auction sites, to selling items directly in multiple distribution channels. These selling channels consist primarily of online auction sites (TTA Auctions), our retail Web site (TTA Direct), a retail Web site we operate (Perfumania.com), and our users' virtual storefronts (TTA Superstores) (collectively the "TTA Network"). The TTA Network utilizes a common infrastructure, including our inventory selection, order processing, payment processing, customer service and fulfillment of the products.

TTA Auctions lists and sells merchandise at online auction sites. Currently, we sell at eBay, Yahoo! Auctions and uBid. Online auction sites like eBay pioneered person-to-person trading of a wide range of goods over the Internet using an efficient and entertaining auction format and has grown into the largest and most popular person-to-person trading community on the Internet. eBay, Yahoo! and uBid are registered service marks of eBay, Inc, Yahoo!, Inc. and uBid, Inc., respectively.

TTA also operates TTA Direct, our retail storefront, which sells products to the general public, and the Perfumania.com retail storefront, which offers over 2,000 fragrance and fragrance related products, including bath and aromatherapy products.

TTA Superstores is a virtual storefront platform providing individuals or existing Web sites an expanded distribution channel by offering the tools that allow them to sell merchandise online. Our solution eliminates the traditional barriers faced by individuals and small Web sites. TTA handles order processing, payment processing, customer service and fulfillment on behalf of our TTA Superstore users. Our users profit from the difference between the selling price and the price we charge them for the item that sold.

RESULTS OF OPERATIONS

The results of operations for the fiscal years 2001, 2000 and 1999 reflect the results of operations for our wholly-owned subsidiary Take to Auction. Nimbus Jets has not yet commenced any operational activities. Start-up costs for Nimbus Jets are expensed to operations as incurred and are discussed in general and administrative expenses.

During January 2002, our Board adopted a formal plan of disposal of TTA, in connection with an overall strategic program designed to focus our resources on Nimbus Jets and the development of a national air taxi service.

COMPARISON OF FISCAL YEARS 2001 AND 2000

NET REVENUES. TTA's revenues are derived from membership fees paid by our users for TTA Auctions, set-up fees paid by users to open their own virtual storefront through TTA Superstores, sales of product at auction and through storefronts, sales of product through Perfumania.com and TTA Direct and shipping and handling fees. Our net revenues increased significantly during 2001 primarily because we expanded our product and service offerings as well as implemented strategic marketing programs to increase sales. Net revenues increased 102% or approximately $6.1 million to approximately $12.1 million for the year ended December 31, 2001, from approximately $6.0 million for the year ended December 31, 2000.

Auction revenues were approximately $6.7 million for the year ended December 31, 2001 and approximately $5.1 million for the year ended December 31, 2000. The $1.6 million increase is attributed to an increase of completed transactions. We had approximately 74,000 completed transactions (approximately 489,000 total auctions posted) at an average net sale price of approximately $91, for the year ended December 31, 2001 and approximately 52,000 completed transactions (approximately 205,000 total auctions posted) at an average net sale price of approximately $98, for the year ended December 31, 2000. During fiscal 2001, Yahoo! Auctions and Ubid were added to the selections of online auction sites at which we sell products. We believe increasing the number of online auction sites to sell products will increase our product exposure, enhance our brand recognition and result in future revenue growth. We also expect the growth of the online auction industry to drive future revenue growth.

We launched TTA Direct in December 2000, and accordingly we did not generate comparable revenues for the year ended December 31, 2000. During April 2001, we launched TTA Direct on Yahoo! Shopping. During the year ended December 31, 2001, TTA Direct generated net revenues of approximately $1.4 million. Of this amount, approximately $0.3 million was generated from sales to a company owned 100% by one of our shareholders. We do not anticipate these sales to recur in the future.

During April 2001, we launched TTA Superstores, and accordingly we did not generate comparable revenues for the year ended December 31, 2000. For the year ended December 31, 2001, we generated approximately $0.5 million of net revenues from TTA Superstores.

TTA began operating Perfumania.com in September 2001, and accordingly we did not generate comparable revenues for the year ended December 31, 2000. For the year ended December 31, 2001, net revenues generated from Perfumania.com were approximately $1.4 million. We expect significant future net revenue growth primarily as a result of our strategy to increase sales through our marketing and advertising service agreements. Additionally, we expect our "affiliate marketing" programs to result in increased future net revenue growth. See "Results of Operations -- Sales and Marketing."

For the year ended December 31, 2001, membership revenues increased 66% or approximately $304,000 to approximately $767,000, from approximately $463,000 for the year ended December 31, 2000. We expect a downward trend in future membership revenues because we suspended acceptance of new members indefinitely effective June 2001. Membership revenue recognized during fiscal 2001 resulted primarily from the recognition of membership fees from fiscal 2000 earned over the annual membership term. For the year ended December 31, 2001 we generated approximately $136,000 from TTA Superstore setup fees. We did not generate any TTA Superstore setup fees during fiscal 2000. We had over 1,700 stores opened for the year ended December 31, 2001. For the year ended December 31, 2001, shipping and handling fees increased approximately $0.7 million to approximately $1.1 million from approximately $0.4 million for the year ended December 31, 2000, resulting primarily from the increase in the fulfillment of completed transaction discussed above.

COST OF NET REVENUES. Cost of net revenues consist primarily of the cost of the merchandise sold and outbound shipping costs related to those items. Cost of net revenues increased approximately $3.1 million to approximately $10.4 million for the year ended December 31, 2001, from approximately $7.3 million for the year ended December 31, 2000. Cost of net revenues as a percentage of revenues were approximately 86% for the year ended December 31, 2001, and 122% for the year ended December 31, 2000. The majority of our negative margins during fiscal 2000 were attributable to offering our members discounted pricing to promote our brand. We believe that our gross margins will continue to decrease as a percentage of net revenues as we improve our supply chain management and continue to sell more products through Perfumania.com, TTA Superstores, and TTA Direct. Effective September 1, 2001, we entered into a licensing agreement with Perfumania.com to operate the Perfumania.com retail Web site. Products sold through Perfumania.com average higher gross margins than products sold through TTA Auctions, TTA Direct, and TTA Superstores. We expect the trend of increasing product sales through Perfumania.com will continue to improve our cost of net revenues, as a percentage of revenues.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses remained relatively flat at approximately $3.4 million for the year ended December 31, 2001 when compared to December 31, 2000. General and administrative expenses as a percentage of net revenues were 28% for the year ended December 31, 2001 and 57% for the year ended December 31, 2000. We improved our operating efficiencies throughout fiscal 2001 by implementing certain cost containment initiatives, which included a 30% reduction in administrative headcount. Also included in general and administrative expenses during fiscal 2001 are costs of approximately $226,000 relating to Nimbus Group, including start up costs incurred in connection with our development stage enterprise, Nimbus Jets.

AUCTION FEES. Auction fees consist of fees incurred by us for posting and selling items at online auction sites. Auction fees increased approximately $0.6 million to approximately $1.0 million for the year ended December 31, 2001, from approximately $0.4 million for the year ended December 31, 2000. The increased completed transaction volume from auctions described above contributed to the increase, along with an increase in fees charged by a certain online auction company.

We intend to improve auctions fees, as a percentage of net revenues by using leverage to negotiate favorable fees with other online auction companies. In particular, on August 1, 2001 we signed a nine-month letter of intent with Yahoo! Auctions to provide custom online auction functionality for us. As a Featured Seller of Yahoo! Auctions, they have agreed to promote our auction listings throughout its Web site. On November 20, 2001, we entered into a "Preferred Merchant" agreement with uBid to list products to be offered at uBid. During the term of this agreement, uBid will promote TTA Auctions online. Both Yahoo! Auctions and uBid offer fees that are more advantageous than fees charged by other online auctions sites, and thus, we believe increasing the number of items listed at these auction sites will reduce auction fees, as a percentage of net revenues, in the future.

SALES AND MARKETING. Sales and marketing expenses consist of fees incurred for advertising and promotion of our brand. Sales and marketing increased $40,000 to approximately $275,000 for the year ended December 31, 2001 from approximately $235,000 for the year ended December 31, 2000. During the year ended December 31, 2000, we incurred non-recurring marketing expenses of approximately $114,000 to promote our brand during our development stage. We use "word-of-mouth" referrals and e-mail promotions to targeted buyers of our merchandise posted on online auction sites to expand our user and customer base and, therefore, incur limited marketing costs to increase our revenues. In addition, we employ "affiliate marketing", whereby we pay an affiliate for a successful referral to one of our Web sites. We also employ search engine keyword sponsorship on a "pay-for-performance" basis, meaning that the search engines are paid upon a successful referral to our Web site only. We feel that this traffic is very targeted and converts into buyers of our merchandise. We anticipate these last two types of marketing expense to increase in the future as our affiliate network continues to grow. Effective September 1, 2001, we entered into a licensing agreement with Perfumania.com to operate the Perfumania.com retail Web site. Under the terms of the agreement, we pay royalties to Perfumania.com of 5% of defined product sales for sales up to $8 million per annum, decreasing to 3% on sales exceeding $11 million per annum. Sales and marketing expenses will continue to increase in the future as we continue to promote the Perfumania.com website. Royalty expense under this agreement for the year ended December 31, 2001 was approximately $75,000.

FULFILLMENT FEES. Fulfillment fees consist of fees incurred by us to warehouse, fulfill and ship products to our customers as well as fees incurred by us for payment processing. Fulfillment fees increased approximately $307,000 to approximately $744,000 for the year ended December 31, 2001, from approximately $437,000 for the year ended December 31, 2000. This increase directly resulted from the increased transaction volume discussed above. Fulfillment fees as a percentage of net revenues were 6% for the year ended December 31, 2001 and 7% for the year ended December 31, 2000. We improved our operating efficiencies in the warehouse throughout fiscal 2001, as well as, benefited from more advantageous rates charged to us by our primary shipping carrier. Fulfillment fees will continue to increase as our sales of product increase.

WEB SITE DEVELOPMENT EXPENSES. Web site development expenses consist principally of expenses incurred to develop and maintain our network operations and systems and telecommunications infrastructure. Web site development expenses increased approximately $67,000 to $299,000 for the year ended December 31, 2001, from approximately $232,000 for the year ended December 31, 2000. Although we believe that the majority of our Web site development is currently completed, our development costs should increase slightly in the future in order to increase our network infrastructure to facilitate and maintain our operations. Web site development costs, as a percentage of net revenues, are expected to continue to decrease in the future.

INCOME TAXES. We provided a valuation allowance of approximately $1.5 million and $2.4 million during fiscal 2001 and 2000, respectively, to provide fully for the net deferred tax assets since management believes that it is more likely than not that these amounts will not be realized due to our recurring losses.

NET LOSS. As a result of the factors discussed above, the net loss totaled approximately $4.1 million for the year ended December 31, 2001 and $6.3 million for the year ended December 31, 2000.

COMPARISON OF FISCAL YEARS 2000 AND 1999

We were incorporated on June 2, 1999, and we were a development stage enterprise through March 31, 2000. During the second quarter of fiscal 2000, our planned principal operations commenced and, therefore, we are no longer considered to be in the development stage. The results for the fiscal year ended December 31, 1999 are from June 2, 1999 (date of inception) through December 31, 1999.

NET REVENUES. Net revenues include the membership fees charged to our members, prorated over the annual membership term, the sale of products to our members upon a successfully completed auction, the sale of products to our registered users (members and non-members) and non-registered users through TTA Direct, and shipping and handling fees. Revenues generated during the year ended December

31, 1999 were during our development stage. Net revenues increased approximately $5.9 million to approximately $6.0 million for the year ended December 31, 2000 from approximately $0.1 million for the year ended December 31, 1999. Auction revenues accounted for the majority of the change with an increase in revenue of approximately $5.0 million to approximately $5.1 million for the year ended December 31, 2000, from approximately $0.1 million for the year ended December 31, 1999. We had approximately 52,000 completed transactions (approximately 205,000 total auctions posted) and approximately 600 completed transactions (approximately 1,800 total auctions posted) during the years ended December 31, 2000 and 1999, respectively, at an average net sale price of approximately $98 and $97, respectively. For the year ended December 31, 2000, membership revenue increased approximately $454,000 to approximately $463,000 from approximately $9,000 for the year ended December 31, 1999. This is primarily the result of our membership base increasing to approximately 2,500 from approximately 100 as of December 31, 2000 and 1999, respectively. For the year ended December 31, 2000, shipping and handling fees increased approximately $446,000 to approximately $450,000 from approximately $4,000 for the year ended December 31, 1999, resulting primarily from the increase in the fulfillment of completed transactions discussed above.

COST OF NET REVENUES. Cost of net revenues consist primarily of the cost of the merchandise sold and outbound shipping costs related to those items. Cost of net revenues increased approximately $7.2 million to approximately $7.3 million for the year ended December 31, 2000, from approximately $0.1 million for the year ended December 31, 1999. Cost of net revenues as a percentage of revenues was approximately 122% and 191% during the years ended December 31, 2000 and 1999, respectively. The majority of our negative margins were attributable to offering our members discounted pricing to promote our brand.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased approximately $3.0 million to approximately $3.4 million for the year ended December 31, 2000 from approximately $0.4 million for the year ended December 31, 1999. The increase in general and administrative expenses resulted primarily from costs associated with additional personnel and operating expenses necessary to support the Company's growth after our development stage, which ended March 31, 2000.

AUCTION FEES. Auction fees increased approximately $457,000 to approximately $463,000 for the year ended December 31, 2000, from approximately $6,000 for the year ended December 31, 1999. This increase directly resulted from the increased transaction volume discussed above.

SALES AND MARKETING. Sales and marketing increased $216,000 to approximately $235,000 for the year ended December 31, 2000, from approximately $19,000 for the year ended December 31, 1999. The majority of the costs incurred during fiscal 2000 were non-recurring in nature and resulted from the promotion of our brand during our development stage and our initial web site launch in June 2000.

FULFILLMENT FEES. Fulfillment fees increased approximately $395,000 to approximately $437,000 for the year ended December 31, 2000, from approximately $42,000 for the year ended December 31, 1999. This increase directly resulted from the increased transaction volume discussed above.

WEB SITE DEVELOPMENT EXPENSES. Web site development expenses increased approximately $199,000 to $232,000 for the year ended December 31, 2000 from approximately $33,000 for the year ended December 31, 1999. Although we believe that the majority of our Web site development is currently completed, our development costs should increase slightly in the future in order to increase our network infrastructure to facilitate and maintain our operations.

INCOME TAXES. We provided a valuation allowance of approximately $2.4 million and $0.2 million during fiscal 2000 and 1999, respectively, to provide fully for the net deferred tax assets since management believes that it is more likely than not that these amounts will not be realized due to our recurring losses.

NET LOSS. As a result of the factors discussed above, the net loss totaled approximately $6.3 million and $0.5 million for the years ended December 31, 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements during fiscal 2002 will be to fund the start up activities of our development stage enterprise, Nimbus Jets, Inc. We have had negative cash flows since inception, resulting primarily from our wholly-owned subsidiary, Take to Auction. During January 2002, our Board adopted a formal plan of disposal of TTA, in connection with an overall strategic program designed to focus our resources on Nimbus Jets and the development of a national air taxi service. Our working capital to date has been provided primarily by the proceeds from our initial capitalization of $1 million, other private placements, the issuance of the Notes (see below), and our initial public offering consummated in June 2000.

On February 8, 2002, we entered into a non-binding agreement with DAFIN Asset Finance Limited to provide the financing for the Aircraft. Terms of the agreement call for the financing of each Aircraft, upon delivery, over a 10-year period, at a maximum interest rate of LIBOR plus four percent (4%), secured by the Aircraft.

Cash and cash equivalents at December 31, 2001, 2000 and 1999 were approximately $0.4 million, $1.1 million and $0.9 million, respectively. Our working capital (deficit) totaled ($0.7) million at December 31, 2001, $3.0 million at December 31, 2000 and $1.3 million at December 31, 1999.

We used cash of approximately $0.5 million in operating activities for the year ended December 31, 2001. This was primarily the result of a loss of approximately $4.1 million, as well as decreases in inventory of approximately $2.2 million, in prepaid expenses and other current assets of $0.3 million and in deferred revenue of $0.5 million, offset primarily by increases in amounts due related party of $0.8 million. During the year ended December 31, 2001, inventory levels were decreased in an effort to liquidate some of our slower moving inventory items and provide the necessary cash flows to fund our current operations. The decrease in prepaid expenses and other current assets primarily related to amounts advanced to suppliers for specialty purchased inventory of which a majority of this inventory has been received subsequent to December 31, 2000. The increase in amounts due related party resulted from amounts owed to ECMV relating to our service agreement in which we outsourced our warehouse and distribution functions. We used cash of approximately $7.8 million in operating activities for the year ended December 31, 2000. This was primarily the result of a loss of approximately $6.3 million, the increase in our inventory of approximately $3.0 million and the increase in prepaid expenses and other current assets of $0.5 million. During the year ended December 31, 2000, inventory levels were increased to support the growth in our membership base from approximately 50,000 credits as of December 31, 1999 to approximately 1.1 million credits as of December 31, 2000. The increase in prepaid expenses and other current assets primarily related to amounts advanced to suppliers for specialty purchased inventory of which a majority of this inventory had been received subsequent to December 31, 2000. The additional changes in other operating assets and liabilities were principally related to increases in accounts payable, accrued expenses, amounts due related party and deferred revenue of approximately $1.4 million. We used cash of approximately $0.3 million in operating activities for the year ended December 31, 1999. This was primarily the result of a net loss of approximately $0.6 million, the increase in our inventory of approximately $0.2 million, and the increase in accounts payable, accrued expenses and deferred revenue of approximately $0.4 million.

We used cash in investing activities of approximately $0.2 million for the year ended December 31, 2001, primarily related to certain costs capitalized in connection with internal use software. We used cash in investing activities of approximately $1.2 million and $0.2 million for the years ended December 31, 2000 and 1999, respectively, primarily related to the purchase of computer hardware and software and expenditures for leasehold improvements at our new corporate facility.

We had no cash flows from financing activities for the year ended December 31, 2001. Cash provided by financing activities for the year ended December 31, 2000 was approximately $9.2 million. This was the result of net proceeds received from our initial public offering of approximately $9.4 million, proceeds received from our stock subscriptions receivable (relating to our initial capitalization) in the amount of approximately $0.6 million, and proceeds received from a convertible promissory note (the "Note") in the amount of $1 million from ECMV, a company related through a common chairman of the board, offset by the repayment of another note (similar in all respects to the "Note") in the amount of $1 million, and payments made for offering costs of approximately $0.8 million. Cash provided by financing activities for the year ended 1999 was approximately $1.4 million. This was the result of proceeds received from our stock subscriptions receivable (relating to our initial capitalization) in the amount of approximately $364,000, proceeds received from the sale of our Common Shares to SLI.com Ventures Ltd. in the amount of $350,000, proceeds received from the sale of our Common Shares to Dominion Income Management in the amount of $350,000, and proceeds received from an advance of $1,000,000 from ECMV, offset by payments made for offering costs of approximately $668,000. The sale of Common Shares to SLI.com Ventures Ltd. and Dominion Income Management was not part of the August 26, 1999 $1 million initial capitalization.

We had two $1 million convertible promissory notes from ECMV (the "Notes"). One of the Notes was converted into 138,889 shares of our Common Stock on June 16, 2000, and the other Note was repaid in full on June 20, 2000. As of December 31, 2001, there was no debt facility available to us.

On October 12, 2000, we advanced ECMV $500,000. This amount bore interest at the prime rate and was due on December 31, 2000. ECMV repaid the principal and accrued interest in full on December 28, 2000.

During March 2000, the Company loaned a shareholder approximately $66,000. During October 2001, the shareholder repaid the principal balance and accrued interest in full in the amount of $77,617.

During November 2000, the Company loaned its Chairman of the Board approximately $100,000. During 2001, principal payments of approximately $44,000 were made. The remaining amount is due on demand and accrues interest at the prime rate plus two percent.

We have incurred net losses since inception, and our ability to ultimately obtain profitable operations is dependent upon future events, including without limitation, obtaining financing adequate to support our cost structure and business plans. We are in the process of raising additional funds through the private offering of our Common Shares and we have adopted a formal plan to divest TTA. Although we believe that our current business strategy, a private offering of our Common Shares, and/or the proceeds received from the sale of TTA will provide us with sufficient operating cash flow through fiscal 2002, there can be no assurance that such business strategy will be successfully implemented, that it will be completed in a timely manner, that funding on a private offering will be successfully completed, that the sale of TTA will be successfully completed, or that our future cash flows will be sufficient to meet all of our obligations and commitments. We anticipate that we may need to raise additional funds subsequent to fiscal 2002 and through the commencement of operations of Nimbus Jets, currently anticipated in the beginning of 2004. The failure to generate such sufficient cash flows could significantly adversely affect the market value of our common stock and the operation of our business, results of operations and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our market risk exposure with respect to financial instruments is to changes in the "prime rate" in the United States. We have a loan receivable, due on demand, from our chairman and interim CEO in the amount of $59,050 bearing interest at prime plus two percent. As of December 31, 2001, we had no short or long-term investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NIMBUS GROUP, INC. AND SUBSIDIARIES
(formerly known as Take to Auction.com, Inc.)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                    PAGE
                                                                                                    ----
Independent Auditors' Report.......................................................................  36

Consolidated Balance Sheets as of December 31, 2001 and 2000.......................................  37

Consolidated Statements of Operations for the years ended December 31, 2001 and
2000 and for the period from June 2, 1999 (date of inception) through December
31, 1999...........................................................................................  38

Consolidated Statements of Changes in Shareholders' Equity for the years ended
December 31, 2001 and 2000 and for the period from June 2, 1999 (date of inception) through December 31, 1999...............................................................  39

Consolidated Statements of Cash Flows for the years ended December 31, 2001 and
2000 and for the period from June 2, 1999 (date of inception) through December
31, 1999...........................................................................................  40

Notes to Consolidated Financial Statements.........................................................  41

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Shareholders of Nimbus Group, Inc.

We have audited the accompanying consolidated balance sheets of Nimbus Group, Inc. (formerly known as Take to Auction.com, Inc.) (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years ended December 31, 2001 and 2000 and for the period from June 2, 1999 (date of inception) through December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Nimbus Group, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and for the period from June 2, 1999 (date of inception) through December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a deficiency in working capital, incurred losses since inception, and its ability to ultimately develop profitable operations is dependant upon future events, including obtaining financing adequate to support the Company's cost structure and business plans. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

DELOITTE & TOUCHE LLP
Certified Public Accountants


Miami, Florida
March 20, 2002

                       NIMBUS GROUP, INC. AND SUBSIDIARIES
                  (FORMERLY KNOWN AS TAKE TO AUCTION.COM, INC.)
                           CONSOLIDATED BALANCE SHEETS

                                                                        DECEMBER 31,           DECEMBER 31,
                                                                           2001                   2000
                                                                      ---------------        ---------------
                                  ASSETS
Current assets:
     Cash and cash equivalents                                        $       379,775        $     1,086,149
     Accounts receivable                                                       51,641                100,123
     Shareholder receivables                                                   59,051                174,173
     Inventory, net                                                           709,329              2,935,755
     Prepaid expenses and other current assets                                159,184                492,275
                                                                      ---------------        ---------------
           Total current assets                                             1,358,980              4,788,475

Property and equipment, net                                                   755,057              1,091,255
Other                                                                           8,810                 10,523
                                                                      ---------------        ---------------
           Total assets                                               $     2,122,847        $     5,890,253
                                                                      ===============        ===============

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                 $       673,527        $       639,331
     Accrued expenses                                                         346,341                377,904
     Amounts due related party                                                965,057                210,695
     Deferred revenue                                                          66,641                540,736
                                                                      ---------------        ---------------
           Total current liabilities                                        2,051,566              1,768,666

Commitments and Contingencies                                                      --                     --

Shareholders' equity:
     Preferred shares, $0.001 par value, 10 million shares
        authorized, no shares issued and outstanding                               --                     --
     Common shares, $0.001 par value, 50 million shares
        authorized, 7,438,889 and 7,438,889 shares
        issued and outstanding, respectively                                    7,439                  7,439
     Additional paid-in capital                                            10,988,796             10,988,796
     Accumulated deficit                                                  (10,924,954)            (6,874,648)
                                                                      ---------------        ---------------
           Total shareholders' equity                                          71,281              4,121,587
                                                                      ---------------        ---------------
           Total liabilities and shareholders' equity                     $ 2,122,847            $ 5,890,253
                                                                      ===============        ===============

       The accompanying notes are an integral part of these consolidated financial statements.

                       NIMBUS GROUP, INC. AND SUBSIDIARIES
                  (FORMERLY KNOWN AS TAKE TO AUCTION.COM, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                      FOR THE PERIOD
                                                                                                     FROM JUNE 2, 1999
                                                        FOR THE                  FOR THE            (DATE OF INCEPTION)
                                                      YEAR ENDED               YEAR ENDED                 THROUGH
                                                   DECEMBER 31, 2001        DECEMBER 31, 2000        DECEMBER 31, 1999
                                                   -----------------        -----------------       -------------------
Net revenues                                       $      12,121,853        $       6,009,146       $           73,824
Cost of net revenues                                      10,452,199                7,328,395                  140,639
                                                   -----------------        -----------------       ------------------

      Gross margin                                         1,669,654               (1,319,249)                 (66,815)
                                                   -----------------        -----------------       ------------------
Operating expenses:
   General and administrative expenses                     3,400,529                3,414,804                  383,630
   Auction fees                                            1,024,331                  463,441                    5,727
   Sales and marketing                                       275,282                  235,001                   19,061
   Fulfillment                                               743,622                  437,113                   41,792
   Web site development expenses                             299,234                  232,047                   32,637
                                                   -----------------        -----------------       ------------------
      Total operating expenses                             5,742,998                4,782,406                  482,847
                                                   -----------------        -----------------       ------------------

Net loss from operations                                  (4,073,344)              (6,101,655)                (549,662)

Interest income (expense), net                                23,038                 (223,331)                      --
                                                   -----------------        -----------------       ------------------
Net loss                                           $      (4,050,306)       $      (6,324,986)      $         (549,662)
                                                   =================        =================       ==================

Basic and diluted loss per common share            $           (0.54)       $           (0.93)      $            (0.10)
                                                   =================        =================       ==================
Weighted average number of common
   shares outstanding                                      7,438,889                6,793,002                5,696,766
                                                   =================        =================       ==================


        The accompanying notes are an integral part of these consolidated financial statements.

                       NIMBUS GROUP, INC. AND SUBSIDIARIES
                  (FORMERLY KNOWN AS TAKE TO AUCTION.COM, INC.)
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
       FOR THE YEAR ENDED DECEMBER 31, 2001, 2000 AND FOR THE PERIOD FROM
           JUNE 2, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 1999


                                                             COMMON SHARES           ADDITIONAL
                                                       -------------------------       PAID-IN      ACCUMULATED
                                                         SHARES         AMOUNT         CAPITAL        DEFICIT           TOTAL
                                                       ---------    ------------    ------------     ---------       ------------
Balance at June 2, 1999 (date of inception)            5,428,572    $      5,429    $    994,571    $         --     $  1,000,000

Issuance of common shares                                571,428             571         699,429              --          700,000

Net loss for the period from June 2, 1999
   (date of inception)
   through December 31, 1999                                  --              --              --        (549,662)        (549,662)
                                                    ------------    ------------    ------------    ------------     ------------
Balance at December 31, 1999                           6,000,000           6,000       1,694,000        (549,662)       1,150,338

Issuance of common shares, net of offering costs       1,300,000           1,300       7,907,574              --        7,908,874

Issuance of warrants                                          --              --         630,200              --          630,200

Note payable converted to common shares                  138,889             139         757,022              --          757,161

Net loss for the year ended December 31, 2000                 --              --              --      (6,324,986)      (6,324,986)
                                                    ------------    ------------    ------------    ------------     ------------
Balance at December 31, 2000                           7,438,889           7,439      10,988,796      (6,874,648)       4,121,587

Net loss for the year ended December 31, 2001                 --              --              --      (4,050,306)      (4,050,306)
                                                    ------------    ------------    ------------    ------------     ------------
Balance at December 31, 2001                           7,438,889    $      7,439    $ 10,988,796    $(10,924,954)    $     71,281
                                                    ============    ============    ============    ============     ============


        The accompanying notes are an integral part of these consolidated financial statements.

                       NIMBUS GROUP, INC. AND SUBSIDIARIES
                  (FORMERLY KNOWN AS TAKE TO AUCTION.COM, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                          FOR THE PERIOD
                                                                                                        FROM JUNE 2, 1999
                                                              FOR THE                FOR THE           (DATE OF INCEPTION)
                                                            YEAR ENDED              YEAR ENDED               THROUGH
                                                         DECEMBER 31, 2001      DECEMBER 31, 2000       DECEMBER 31, 1999
                                                        --------------------   ---------------------   ---------------------
Cash flows from operating activities:
     Net loss                                           $        (4,050,306)   $         (6,324,986)   $           (549,662)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation and amortization                                463,349                 287,060                   4,886
       Provision for impairment of long lived assets                 41,510                      --                      --
       Amortization of stock purchase warrants                           --                 319,161                      --
       Inventory writedown                                               --                 291,127                  39,000
       Fair value of warrants issued to consultants                      --                  68,200                      --
     Change in operating assets and liabilities:
       Accounts receivable                                           48,482                 (94,159)                 (5,964)
       Shareholder receivables                                      115,122                (174,173)                     --
       Inventory                                                  2,226,426              (3,026,453)               (239,429)
       Prepaid expenses and other current assets                    333,091                (473,650)                (18,625)
       Other assets                                                   1,713                  (2,100)                 (8,423)
       Accounts payable                                              34,196                 349,611                 289,719
       Accrued expenses                                             (31,563)                268,543                 109,362
       Amounts due related party                                    754,362                 210,695
       Deferred revenue                                            (474,095)                510,416                  30,320
                                                        --------------------   ---------------------   ---------------------
         Net cash used in operating activities                     (537,713)             (7,790,708)               (348,816)
                                                        --------------------   ---------------------   ---------------------

Cash flows from investing activities:

     Purchase of property and equipment                            (168,661)             (1,192,274)               (190,927)
                                                        --------------------   ---------------------   ---------------------
         Net cash used in investing activities                     (168,661)             (1,192,274)               (190,927)
                                                        --------------------   ---------------------   ---------------------

Cash flows from financing activities:

     Proceeds from issuance of common stock                              --              10,045,596               1,064,534
     Borrowings from affiliate                                           --               1,500,000               1,000,000
     Payments on borrowings to affiliate                                 --              (1,500,000)                     --
     Payments for offering costs                                         --                (833,414)               (667,842)
                                                        --------------------   ---------------------   ---------------------
         Net cash provided by financing activities                       --               9,212,182               1,396,692
                                                        --------------------   ---------------------   ---------------------

Net increase (decrease) in cash and cash equivalents               (706,374)                229,200                 856,949

Cash and cash equivalents at beginning of period                  1,086,149                 856,949                      --
                                                        --------------------   ---------------------   ---------------------
Cash and cash equivalents at end of period              $           379,775    $          1,086,149    $            856,949
                                                        ====================   =====================   =====================

Supplemental cash flow information:

    o       No amounts were paid for income taxes during 2001, 2000 and 1999.

    o During the year ended December 31, 2000, interest paid was approximately $50,000. No interest was paid during the fiscal years ended December 31, 2001 and 1999, respectively.

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

        The accompanying notes are an integral part of these consolidated financial statements.

NIMBUS GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS TAKE TO AUCTION.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS:

During fiscal 2001, Take to Auction.com, Inc. ("TTA"), a company which sells products online through multiple distribution channels, reorganized its corporate structure and changed its primary business focus. On September 26, 2001, TTA, Nimbus Group Inc., a Florida corporation and wholly-owned subsidiary of TTA ("Nimbus"), and TTA Solutions, Inc., a Florida corporation and wholly-owned subsidiary of Nimbus ("TTA Solutions"), entered into an Agreement and Plan of Merger (the "Merger Agreement"). Additionally, another wholly-owned subsidiary of Nimbus, Nimbus Jets, Inc., ("Nimbus Jets") was formed. As a result of the Merger, Nimbus (the "Company") became the parent company of two wholly-owned subsidiaries, TTA and Nimbus Jets under the Merger Agreement. All revenues generated in fiscal 2001 and prior related solely to TTA. During January 2002, our board of directors adopted a formal plan of disposal of TTA in connection with an overall strategic program designed to focus the Company's resources on Nimbus Jets and the development of a national air taxi service (see
Note 9).

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES:

Significant accounting policies and practices used by the Company in the preparation of the accompanying consolidated financial statements are as follows:

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company has incurred net losses since inception in the amount of approximately $10.9 million and has a deficiency in working capital of approximately $0.7 million. This factor, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's continuation as a going concern is dependent upon future events, including obtaining financing adequate to support the Company's cost structure and business plans.

Effective August 26, 1999, the Company declared a share dividend of an aggregate of 6,993,000 common shares, $0.001 par value ("Common Shares"), immediately payable to its shareholders of record in order to effect the equivalent of a 1,000-for-1 stock split to increase the number of Common Shares outstanding from 7,000 shares to 7,000,000 shares. On November 3, 1999, the Company declared a share dividend of an aggregate of 10,263,158 Common Shares, $0.001 par value, immediately payable to its shareholders of record in order to effect the equivalent of a 2.326530644-for-1 stock split to increase the number of Common Shares outstanding from 7,736,842 shares to 18,000,000 shares. On May 4, 2000, the Company declared a 1-for-3 reverse stock split to decrease the number of Common Shares outstanding from 18,000,000 to 6,000,000 shares. Shareholders' equity gives retroactive recognition to the stock splits as of June 2, 1999.

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

NIMBUS GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS TAKE TO AUCTION.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED):

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share is computed by dividing the net loss available to common shareholders for the period by the weighted average number of Common Shares outstanding for the period. The calculation of basic and diluted net loss per share excludes 67,675 and 132,519 Common Shares issuable upon exercise of employee stock options during fiscal 2001 and 2000, respectively, as the effect of the exercise would be anti dilutive.

INVENTORY

Inventory, consisting of finished goods, is stated at the lower of cost or market, cost being determined based on a moving weighted average cost basis which approximates the first-in, first-out method. The cost of inventory includes product cost and freight charges. The Company recorded provisions of approximately $0, $291,000 and $39,000 for the years ended December 31, 2001 and 2000 and for the period from June 2, 1999 (date of inception) through December 31, 1999, respectively, to reduce the carrying value of inventory to its net realizable value. Provision for potentially slow moving or damaged inventory is recorded based on management's analysis of inventory levels, turnover ratios and through specific identification of slow moving merchandise.

PROPERTY AND EQUIPMENT

Property and equipment is carried at cost, less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the related assets. Costs of major additions and improvements are capitalized and expenditures for maintenance and repairs which do not extend the useful life of the asset are expensed when incurred. Gains or losses arising from sales or retirements are included in income currently. The Company reviews its long-lived assets for impairment on a periodic basis and records an impairment loss to operations if the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset. An impairment loss would be recognized to reduce the carrying amount of the impaired asset to its fair value. Based on a review of the Company's property and equipment during 2001, primarily furniture and fixtures and leasehold improvements relating to assets no longer being utilized, the Company recorded a non-cash impairment charge of approximately $41,000. Fair value of these impaired assets was determined based on prices for similar assets. The impairment losses are included in general and administrative expenses in the accompanying consolidated statements of operations.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Take to Auction.com, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

NIMBUS GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS TAKE TO AUCTION.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

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

REVENUE RECOGNITION

Revenues from membership fees are deferred at the time of billing and are recognized ratably over the term of annual membership. Revenues from superstore setup fees are deferred at the time of billing and are recognized ratably over the first six months of store ownership. Revenues related to sales of products are recorded at the sales price and recognized at the time that the product is shipped. Revenues related to shipping and handling fees are recognized at the time that the product is shipped. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, 'Revenue Recognition in Financial Statements,' providing guidance with respect to revenue recognition issues and disclosures. The Company believes that its existing accounting policies comply with the requirements of this published guidance.

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

NIMBUS GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS TAKE TO AUCTION.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED):

SIMPLE IRA PLAN

The Company sponsors the Nimbus Group, Inc. SIMPLE IRA Plan (the "Plan"), a defined contribution plan provided pursuant to the requirements of the Internal Revenue Code of 1986, as amended. All employees eligible to participate may enter the Plan as of the first day of any month. Participants may make pre-tax contributions to the Plan subject to a statutorily prescribed annual limit. The Company is required to make matching contributions, not to exceed 3% of a participant's annual compensation, to the Plan. Each participant is fully vested in their account, including the participant's contributions, the Company's matching contribution and the investment earnings thereon. Contributions by the participants or by the Company to the Plan, and the income earned on such contributions, are generally not taxable to the participants until withdrawn. Contributions by the Company are generally deductible by the Company when made. The participant's and the Company's contributions are held in an IRA. The Company accrued a matching contribution to the Plan as of December 31, 2001, 2000 and 1999 of approximately $37,000, $30,000, and $5,100 respectively, which represents the total contributions made to the Plan by the Company for the years ended December 31, 2001, 2000 and 1999, respectively.

WARRANTS

As required by Statement of Financial Position No. 123, ("SFAS No. 123") the Company accounts for warrants issued to non-employees not issued in conjunction with debt by amortizing the fair value of such warrants over the vesting period. During fiscal 2000, expense related to such warrants was $68,200 and is included in general and administrative expenses in the accompanying consolidated statement of operation. No warrants were issued during fiscal 2001.

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), establishes standards for recording and displaying comprehensive income and its components. SFAS No. 130 requires certain components of equity to be recorded as other comprehensive income. The Company has no other comprehensive income during the fiscal years ended December 31, 2001 and 2000 or the period from June 2, 1999 (date of inception) through December 31, 1999.

SEGMENT REPORTING

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), establishes standards for public business enterprises to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operated in one operating segment during 2001, 2000 and 1999.

RECLASSIFICATIONS

Certain reclassifications to the Company's 2000 and 1999 consolidated financial statements were made to conform them to classifications used in 2001.

NIMBUS GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS TAKE TO AUCTION.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED):

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 141, Business Combinations. This statement supercedes APB Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. This statement provides that all business combinations in the scope of this pronouncement are to be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. The impact of the transition to SFAS No. 141 was not material to the consolidated financial statements.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement supercedes APB Opinion No. 17, Intangible Assets. This statement provides guidance on how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The effective date of this statement is for fiscal years beginning after December 15, 2001. Management had previously determined that the impact of the transition to SFAS No. 142 would not be material to the consolidated financial statements. The impact of the transition to SFAS No. 142 was not material to the consolidated financial statements.

In July 2001, the FASB issued SFAS No. 143, Accounting for Obligations associated with the Retirement of Long-Lived Assets. SFAS No. 143 provides accounting guidance for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management has not yet determined the impact of the transition to SFAS No. 143 to the consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets. This statement replaces FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This statement also replaces APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business. This statement requires that those long-lived assets be valued at the lower of carrying amount or fair value less costs to sell, whether reported in continuing operations or in discontinued operations. Accordingly, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have net yet occurred. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. Management has not yet determined the impact of the transition to SFAS No. 143 to the consolidated financial statements.

In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 ("SFAS No. 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133." SFAS No. 137 defers for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000 and requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. The Company will adopt SFAS No. 133 as required in fiscal 2001. The Company's adoption of this Statement did not have a material effect on the earnings and financial position of the Company.

NIMBUS GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS TAKE TO AUCTION.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 3. INITIAL PUBLIC OFFERING

Effective June 12, 2000 (the actual closing date was June 16, 2000), the Company completed an equity offering of 1.3 million Common Shares at an offering price of $8.00 per share. Net proceeds to the Company, after deducting approximately $2.5 million in costs, fees, underwriter discounts and other expenses associated with the offering, were approximately $7.9 million and were used primarily for inventory expansion, other capital expenditures necessary to support the Company's growth, working capital, and other general corporate purposes.

NOTE 4. PROPERTY AND EQUIPMENT:

Property and equipment include the following:

                              Estimated
                                Useful
                                Lives
                             (in years)        DECEMBER 31, 2001       DECEMBER 31, 2000
                             ----------        -----------------       -----------------
  Computer equipment             3              $    500,607            $    496,530
  Computer software              3                   752,640                 596,504
  Furniture and fixtures         5                    86,001                 120,118
  Telecommunication equipment    5                    39,485                  39,485
  Leasehold improvements         5                   130,231                 129,176
                                                ------------            ------------
                                                   1,508,964               1,381,813
                                                ------------            ------------
  Less: accumulated depreciation
            and amortization                        (753,907)               (290,558)
                                                ------------            ------------
  Property and equipment, net                   $    755,057            $  1,091,255
                                                ============            ============


As of December 31, 2001, all amounts capitalized relating to internal use software have been placed into service and are being amortized over its estimated useful life.

NOTE 5. INCOME TAXES:

The income tax provision differs from the amount obtained by applying the statutory Federal income tax rate to pretax income as follows:

                                                                                                         For the period
                                                                                                       from June 2, 1999
                                                        For the                  For the              (date of inception)
                                                      year ended                year ended                  through
                                                   December 31, 2001        December 31, 2000          December 31, 1999
                                                 ----------------------   -----------------------   -------------------------
Benefit at Federal statutory rates                $          1,377,104    $            2,150,495    $                186,885
State income taxes, net of Federal benefit                     147,026                   229,597                      19,952
                                                  --------------------   -----------------------   -------------------------
                                                             1,524,130                 2,380,092                     206,837
Valuation allowance                                         (1,524,130)               (2,380,092)                   (206,837)
                                                  --------------------   -----------------------   -------------------------
                                                  $                 --   $                    --   $                      --
                                                  ====================   =======================   =========================

NIMBUS GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS TAKE TO AUCTION.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 5. INCOME TAXES - (CONTINUED):

The primary components of temporary differences, which give rise to the Company's net deferred tax assets at December 31, 2001 and 2000, respectively, are as follows:

                                                              DECEMBER 31, 2001        DECEMBER 31, 2000
                                                            -----------------------  -----------------------
             Deferred tax assets:

               Net operating loss carryforwards            $             4,111,059  $             2,586,929
               Valuation allowance                                      (4,111,059)              (2,586,929)
                                                           -----------------------  -----------------------
                                                           $                    --  $                    --
                                                           =======================  =======================

The Company provides a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company has federal and state net operating loss carryforwards of approximately $10.9 million at December 31, 2001, both of which will begin to expire in the year 2019.

NIMBUS GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS TAKE TO AUCTION.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 6. RELATED PARTY TRANSACTIONS:

The Company received an advance of $1 million on December 21, 1999 from E Com Ventures, Inc. ("ECMV") and an additional advance of $1 million on March 9, 2000. The chairman of the board of ECMV is also the chairman of the board of the Company. These advances were structured into two separate two-year convertible note agreements, each bearing interest at six percent (6%) per annum. ECMV had the right to convert all, but not less than all for each note, of the principal amount into shares of the Company's common stock at the conversion price equal to $7.20. One of the notes was converted into 138,889 shares of common stock on June 16, 2000 and the other note was repaid in full on June 20, 2000. In addition, the Company granted a total of 200,000 warrants to ECMV at $7.20. These warrants, which expired on June 12, 2001, were recorded at an estimated fair value of $562,000, using an option pricing model, and were amortized over the life of the notes.

On October 12, 2000, the Company advanced ECMV $500,000. This amount bore interest at the prime rate and was due on December 31, 2000. ECMV repaid the principal and accrued interest in full on December 28, 2000.

During March 2000, the Company loaned a shareholder approximately $66,000. This amount was due on demand and accrued interest at the prime rate plus two percent. During October 2001, the shareholder repaid the principal balance and accrued interest in full in the amount of $77,617.

During November 2000, the Company loaned its Chairman of the Board approximately $100,000. During fiscal 2001, principal payments of approximately $44,000 were made. The remaining amount is due on demand and accrues interest at the prime rate plus two percent. This loan is classified as shareholder receivables in the accompanying consolidated balance sheet.

On October 1, 2000, the Company entered into a six-month service agreement with Perfumania.com, Inc., a subsidiary of ECMV, to outsource the Company's warehouse and distribution functions. This agreement automatically renews for successive one-year terms. This service agreement includes order processing, inventory management, warehousing, fulfillment and shipping of product. This agreement is variable, based on volume of sales, however, the agreement includes monthly minimum fees if such volume levels are not obtained. Total fees incurred during the years ended December 31, 2001 and 2000, including outbound shipping charges, were approximately $647,000 and $173,000, respectively, and approximately $647,000 and $131,000 was accrued in the accompanying consolidated balance sheets as of December 31, 2001 and December 31, 2000, respectively. Effective September 1, 2001, this service agreement was terminated.

Effective September 1, 2001, the Company entered into a licensing agreement with Perfumania.com to license its retail fragrance Web site. Under the terms of the agreement, the Company pays royalties to Perfumania.com of 5% of defined product sales for sales up to $8 million per annum, decreasing to 3% on sales exceeding $11 million per annum. Royalty expense under this agreement for the year ended December 31, 2001 was approximately $75,000. In addition, the Company rents approximately 20,000 square feet of warehouse facilities from Perfumania.com for approximately $15,000 per month.

NIMBUS GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS TAKE TO AUCTION.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 7. COMMITMENTS AND CONTINGENCIES:

Effective August 25, 1999, the Company entered into employment agreements with two executives for a three year initial term. On October 1, 1999, the Company entered into an Employment Agreement with another executive for a three-year term. The aggregate annual base salaries are $402,400. A total of 127,755 options to purchase Common Shares were granted (73,469 options were granted on August 26, 1999 and 54,286 options were granted on October 1, 1999) at a weighted average exercise price equal to $1.23 per share. These Options vest over a three-year period from the date of grant. Upon a change of control of the Company (as defined in the agreements), the executives will be entitled to receive severance compensation in the amount of 200 percent of their annual base salaries.

During October 2001, based on the reorganization of the corporate structure and the change in control of the Company's Board, Messrs. Friedman, Morgan and Geller signed separate agreements waiving and releasing the Company from any and all claims arising under their respective employment agreements, as noted above, solely for the change in control occurring during October 2001. In consideration for the foregoing agreements, the Company agreed to issue Messrs. Friedman, Morgan and Geller an additional 25,000 non-qualified stock options, at an exercise price of $1.00 per share. Furthermore, the Company agreed that any and all options to purchase common stock in the Company already held by Messrs. Friedman, Morgan and Geller would likewise become immediately vested and exercisable.

Effective September 23, 1999, the Company entered into a 60 month service agreement ('the USi Agreement') with USinternetworking, Inc. ('USi'), a software and network provider, to develop and host the Company's Web site. The Company paid an initial fee of $40,000 and the USi Agreement was for 60 equal monthly service fee payments of $41,000 commencing on December 15, 1999 through December 14, 2004 (the 'Initial Period'). During December 1999, the Company notified USi that it was terminating the USi Agreement (as per the terms of the USi Agreement) for USi's material breach of its obligations hereunder. A breach of contract lawsuit has been threatened by USi. The Company and USi discussed a resolution of the matter, although no discussions have occurred as of late. The Company believes that it has meritorious defenses, as well as counterclaims, to any claim which may be brought by USi, and if any such claim is brought, the Company will defend it vigorously. However, if USi successfully pursues its claim against the Company, it may have a material adverse effect on the Company and the operation of its business. During January 2002, USi filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court.

On December 28, 1999, the Company entered into a five year operating lease agreement for its corporate headquarters. Monthly rent payments are approximately $14,500 during the period of this agreement.

The Company entered into an agreement with Eclipse Aviation Corporation ("Eclipse") to purchase 1,000 Eclipse 500 aircraft (the "Aircraft") to be delivered over a five-year period beginning in 2004. See NOTE 9. SUBSEQUENT EVENTS.

NOTE 8. STOCK OPTION PLAN:

The Company amended its 1999 Stock Option Plan and adopted the 2001 Amended and Restated Stock Option Plan (the "Amended Option Plan"). Officers, key employees, and non-employee consultants may be granted stock options, stock appreciation rights, stock awards, performance shares and performance units under the Amended Option Plan. The Company has reserved 4,442,857 Common Shares for issuance under the Amended Option Plan, subject to further anti dilution adjustments.

The Company will grant 5,000 non-qualified stock options to each non-employee director nominee of the Company. The options will allow such directors to purchase the Common Shares at the market value at the time the options are granted. These options will have a term of seven years and vest on the date of grant.

NIMBUS GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS TAKE TO AUCTION.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 8. STOCK OPTION PLAN - (CONTINUED):

The Amended Option Plan is administered by the Compensation Committee (the 'Committee') of the Board of Directors of the Company (the "Board"). The Committee is authorized to determine, among other things, the key employees to whom, and the time at which, options and other benefits are to be granted, the number of shares subject to each option, the applicable vesting schedule and the exercise price. The Committee also determines the treatment to be afforded to a participant in the Amended Option Plan in the event of termination of employment for any reason, including death, disability or retirement. Under the Amended Option Plan, the maximum term of both incentive stock options and non-qualified stock options is seven years.

The Board has the power to amend the Amended Option Plan from time to time. Shareholder approval of an amendment is only required to the extent that it is necessary to maintain the Amended Option Plan's status as a protected plan under applicable securities laws or the Amended Option Plan's status as a qualified plan under applicable tax laws. The Amended Option Plan was approved by the shareholders at the 2001 Annual Meeting of Shareholders during November 2001.

A summary of the status of the Company's Amended Option Plan as of December 31, 2001, 2000 and 1999 is presented below:

                                                                                            WEIGHTED-AVERAGE
                                                                         SHARES              EXERCISE PRICE

                                                                     ---------------    -------------------------
              Outstanding on June 2, 1999                                        --               $           --
              Granted                                                       157,755               $         1.23
              Exercised                                                          --               $           --
              Forfeited                                                          --               $           --
                                                                     --------------

              Outstanding on December 31, 1999                              157,755               $         1.23
              Granted                                                       775,995               $         6.97
              Exercised                                                           -               $           --
              Forfeited                                                     (38,750)              $         7.26
                                                                     --------------

              Outstanding on December 31, 2000                              895,000               $         5.94
              Granted                                                     2,149,650               $         0.93
              Exercised                                                          --               $           --
              Forfeited                                                     (67,050)              $         4.40
                                                                     --------------

              Outstanding on December 31, 2001                            2,977,600               $         2.35
                                                                     ==============

The weighted-average fair value of stock options granted during 2001, 2000 and 1999 was $1.39, $3.40 and $1.05, respectively. The number of options exercisable at December 31, 2001, 2000 and 1999 was 2,412,616, 52,585 and 0, respectively.

NIMBUS GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS TAKE TO AUCTION.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 8. STOCK OPTION PLAN - (CONTINUED):

The following table summarizes information about stock options outstanding at December 31, 2001:

                                              OPTIONS OUTSTANDING                                     OPTIONS EXERCISABLE
                              ---------------------------------------------------------    ----------------------------------------
                                                   WEIGHTED-AVERAGE
                                   SHARES             REMAINING                                SHARES
        WEIGHTED-AVERAGE       OUTSTANDING AT      CONTRACTUAL LIFE    WEIGHTED-AVERAGE     EXERCISABLE AT       WEIGHTED-AVERAGE
         EXERCISE PRICE       DECEMBER 31, 2001        (YEARS)          EXERCISE PRICE     DECEMBER 31, 2001      EXERCISE PRICE
        ----------------      -----------------    ---------------     ----------------    -----------------    -------------------

          $0.50 - $0.90            820,350              6.84              $    0.84             516,8$6           $    0.90
          $1.00 - $1.23          1,487,755              6.45              $    1.03           1,467,755           $    1.03
          $4.13 - $8.00            669,495              5.53              $    7.03             427,995           $    7.03
                              ------------                                                 ------------
                                 2,977,600                                                    2,412,616
                              ============                                                 ============

Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation ("SFAS No. 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company will measure compensation expense for the stock plan using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Accordingly, compensation expense for qualified and non-qualified employee stock options granted under the Amended Option Plan is equal to the difference between the fair market value of the stock at the date of grant and the amount an employee must pay to acquire the stock.

The fair value of each option grant under the Company's Amended Option Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2001, 2000 and 1999:

                                       2001            2000           1999
                                      -----           -----           ----
Expected volatility..............     226.3%          93.7%          100.0%
Risk-free interest rate..........       3.5%           6.0%            6.0%
Dividend yield...................       0.0%           0.0%            0.0%
Expected life.....................      5 years        5 years         7 years

Had compensation cost for the Company's Stock Plans been determined based on the fair value at the grant dates for awards under the Stock Plans consistent with the method prescribed by SFAS 123, the Company's net loss and net loss per share (diluted) would have changed to the proforma amounts indicated below:

                                                                                                                   For the period
                                                                                                                 from June 2, 1999
                                                       For the                        For the                   (Date of Inception)
                                                     year ended                     year ended                        through
                                                  December 31, 2001              December 31, 2000               December 31, 1999
                                                ----------------------         ----------------------         ---------------------
Net Loss:
  As reported                                    $    (4,050,306)                 $  (6,324,986)                   $     (549,662)
  Proforma                                            (5,018,442)                    (6,973,002)                         (560,876)

Diluted net loss per common share:
  As reported                                    $         (0.54)                 $       (0.93)                   $        (0.10)
  Proforma                                                 (0.67)                         (1.03)                            (0.10)

The effects of applying SFAS 123 in this proforma disclosure are not indicative of future amounts. The Company anticipates that additional awards will be granted in future years.

NIMBUS GROUP, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS TAKE TO AUCTION.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 9. SUBSEQUENT EVENTS:

During January 2002, our Board adopted a formal plan of disposal of its wholly-owned subsidiary, Take to Auction.com, Inc., in connection with an overall strategic program designed to focus the Company's resources on Nimbus Jets and the development of a national air taxi service. The Company anticipates that the business will be disposed of by December 31, 2002. The disposition will be accounted for in accordance with SFAS No. 144, which among other provisions, requires the plan of disposal to be carried out within one year. No provisions for estimated losses on disposal have been recorded during fiscal 2001. Primarily all assets, liabilities, revenues and expenses reflected in the accompanying consolidated financial statements relate to Take to Auction.com, Inc.

On December 9, 2001, we entered into an agreement with Eclipse, which is a start-up of Company to purchase 1,000 Eclipse 500 Aircraft to be delivered over a five-year period beginning in 2004. The price to be paid for each Aircraft will be $837,500 in June 2000 dollars and is subject to pricing adjustments of up to five percent (5%) per year. Prior to this time, Nimbus Jets intends to analyze potential air charter acquisitions and strategic alliances.

Under the terms of the Eclipse agreement, we are to make non-escrowed deposits (the "Deposits") to Eclipse in the amount of 20% of the estimated delivery price for the first two-year delivery commitment of 70 Aircraft, or $11.7 million ($167,500 per Aircraft) by June 30, 2002. Eclipse will not be required to deliver the Aircraft until the Deposits are received. The subsequent years' 930 Aircraft delivery commitment will not become a firm Eclipse delivery commitment until the full $11.7 million Deposit is received.

On February 8, 2002, we entered into a non-binding agreement with DAFIN Asset Finance Limited to provide the financing for the Aircraft. Terms of the agreement call for the financing of each Aircraft over a 10-year period, at a maximum interest rate of LIBOR plus four percent (4%), secured by the Aircraft.

NOTE 10. CAPITAL STOCK:

The Company completed an equity offer of 1.3 million Common Shares during June 2000 (see Note 3).

                                    PART III.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding our executive officers and directors.

NAME                                  AGE               POSITION
----                                  ---               --------

Ilia Lekach............................51      Chairman of the Board, Interim
                                                 Chief Executive Officer and
                                                 Class II Director
General Charles A. Horner..............67      Vice-Chairman of the Board and
                                                 Class I Director
Mitchell Morgan........................30      Vice-President, Chief Financial
                                                 Officer and Class II Director
Jonathan Geller........................24      Vice-President, Chief Technology
                                                 Officer and Class I Director
Albert Friedman........................29      Class III Director
David Shpilberg........................51      Class III Director
Alan Greenberg.........................50      Class III Director
John-Gary Hewitt.......................51      Class I Director
Miguel Cauvi...........................39      Class II Director

Each director will hold office until his term expires and until his successor is elected at an annual meeting of shareholders and qualified or until his earlier resignation or removal. Each officer serves at the discretion of the Board.

ILIA LEKACH has been our Chairman of the Board and a Class II director since October 1999 and our interim Chief Executive Officer since January 2002. Mr. Lekach is also the chairman and CEO of E Com Ventures, Inc., an Internet incubator. He was co-founder of Perfumania, Inc. and was Perfumania, Inc.'s Chairman of the Board and Chief Executive Officer from its incorporation in 1988 until April 1994, and again since October 1998. Mr. Lekach served as Chairman of the Board of L. Luria & Son, Inc., a South Florida-based catalog retailer from January 1997 through August 1997. Mr. Lekach also serves as Chairman of the Board and Chief Executive Officer of Parlux Fragrances, Inc., a publicly traded manufacturer and distributor of fragrance and related products since 1990.

In August 1996 ORM Inc., and its affiliates, of which Mr. Lekach was a principal, purchased a controlling interest in L. Luria & Son, Inc., a catalog retailer with serious financial problems. On August 13, 1997, L. Luria & Son, Inc. filed for relief under Chapter 11 of the Bankruptcy Code and has since been liquidated.

GENERAL CHARLES A. HORNER has been our Vice-Chairman of the Board since January 2002. General Horner retired from the United States Air Force while serving as the Commander in Chief for the North American Aerospace Defense Command and the United States Space Command and Commander for the Air Force Space Command. During his 36-year career, he commanded two tactical fighter wings, two air divisions, the Air Defense Weapons Center and 9th Air Force prior to being assigned to command the Unified Space Command/NORAD. As Commander of the United States Central Command Air Forces and during Operations Desert Shield and Desert Storm he was in command of all U.S. and allied air assets.

General Horner, received his B.A. in 1958 from the University of Iowa and his MBA from the College of William and Mary in 1972. He continues to serve as an air and space consultant to a number of leading aerospace companies including General Electric, Lockheed Martin, and Northrop Grumman Corporations, as well as being a Commissioner of the Congressional Commission to Assess United States National Security Space Management, also referred to as the Rumsfeld Space Commission.

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

ALBERT FRIEDMAN has been our President and Chief Executive Officer and a director since July 1999 and a Class III director since August 1999. Mr. Friedman resigned as our President and Chief Executive Officer effective October 2001, however, Mr. Friedman will remain President of our wholly-owned subsidiary, Take to Auction.com, Inc. Prior to joining us, Mr. Friedman served as Chief Operating Officer, Interim Chief Financial Officer and director of Perfumania.com, Inc. from its inception in January 1999 until June 1999. From April 1998 until January 1999, Mr. Friedman was President of Corporate Communications Solutions, Inc., an investment banking firm. From January 1997 until April 1998, Mr. Friedman was Executive Vice President and Chief Financial Officer of L. Luria & Son, Inc., a catalog showroom, where Mr. Friedman also served as a director. From June 1996 to December 1996, Mr. Friedman served as an analyst for ORM, Inc., an investment-banking boutique. From 1994 to 1996, Mr. Friedman was Vice President of Art and Precision, Inc., a manufacturer and distributor of fine jewelry.

On August 13, 1997, L. Luria & Son, Inc. filed for relief under Chapter 11 of the Bankruptcy Code and was liquidated. Mr. Friedman was the senior officer in charge of managing the liquidation process of L. Luria & Son, Inc.

DAVID SHPILBERG has been a Class III director since October 2001. Dr. Shpilberg resigned as our interim Chief Executive Officer effective January 1, 2002, after accepting a senior position with Bain & Company, a leading business consulting firm. Dr. Shpilberg, is Chairman and CEO of Shpilberg Management Associates, LLP
(SMA), a strategy-consulting firm that helps its clients develop business opportunities enabled by disruptive technology. Prior to founding SMA, Dr. Shpilberg was Chief Operating Officer and Executive Vice President of Knight Trading Group, Inc., an electronic trading securities firm, where he was responsible for the expansion of Knight's technology and process infrastructure to new products, and new operations in Europe and Japan. Before that, he was Vice-Chairman of Ernst & Young Consulting Services. In this post, he was responsible for Information Technology Services worldwide, corporate strategy, and new business ventures. Before that, he was Vice President of Information Technology at Goldman, Sachs and Company, where he oversaw the firm's global information systems for the equities and asset management divisions.

ALAN GREENBERG has been a Class III director since October 2001. Mr. Greenberg is currently Chairman and Managing Partner of Greenberg Ventures, LLC, a private equity firm focusing on investments in the communications, education, technology and financial services sectors. Prior to forming Greenberg Ventures, Mr. Greenberg was founder and Chairman of Greenberg News Networks where he established a nationwide healthcare information network, which was sold to Healtheon/WebMD. Prior to the creation of Greenberg News Networks, Mr. Greenberg was the publisher of Esquire magazine, leading its much-publicized turnaround.

Mr. Greenberg currently serves on the boards of LearningSoft Corporation, a provider of educational software solutions for the K-12 market, the New York Private Placement Exchange, a leading electronic communications network for the secondary private equity marketplace, and Vidyah, a provider of streaming media services for the corporate training marketplace.

JOHN-GARY HEWITT has been a Class I director since October 2001. Prior to joining our Board, Mr. Hewitt was President of Knight Securities, Inc., an electronic market-making firm in the securities industry. While serving as President of Knight, Mr. Hewitt was responsible for Knight's extension into options market-making; international expansion (Europe and Japan); development of Knight's technology; and organizational restructuring. Before that, he worked at Goldman Sachs in strategic and business building roles related to Goldman's international equities business. Prior to that, Mr. Hewitt held various positions at the New York Stock Exchange.

Mr. Hewitt holds a B.A. in political science from the University of Rochester; a JURIS DOCTOR from the Boston University School of Law; and a Master's degree in corporate law from NYU.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act, requires the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than ten percent shareholders are required by the Exchange Act to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such forms furnished to the Company and written representations that no Forms 5 were required, the Company believes that, during 2000, its directors, executive officers and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements.

CLASSIFIED BOARD OF DIRECTORS

Our Board is divided into three classes of directors serving staggered three-year terms. As a result, approximately one-third of the Board will be elected each year. These provisions, together with provisions of our articles of incorporation and by-laws, allow the Board to fill vacancies or increase its size, and may deter or hinder a shareholder from removing incumbent directors and filling such vacancies with its own nominees in order to gain control of the Board.

During October 2001, due to the Company changing its primary focus to the development of its new air taxi service, the following directors resigned from our Board: Hugo Calemczuk, Alan Blaustein and Dr. Horacio Groisman. On July 12, 2000, Garrick Hileman resigned as a Class I director for personal reasons.

The remaining Class I directors are General Charles A. Horner, Jonathan Geller and John-Gary Hewitt. Although Mr. Geller's term expired in 2000, he agreed to continue to serve until his successor was duly elected at the Annual Meeting. Mr. Geller was elected to serve another term at the Annual Meeting, which will be a two (2) year term in order to preserve the classified aspect of our Board. Mr. Hewitt was appointed a Class I director at the Annual Meeting. General Horner was appointed a Class I director subsequent to our Annual Meeting. Both General Horner and Mr. Hewitt's terms expire at the 2003 annual meeting of our shareholders. Mr. Lekach, Mr. Morgan and Mr. Cauvi currently serve as Class II directors whose terms expire at the 2004 annual meeting of shareholders. Mr. Friedman, Dr. Shpilberg and Mr. Greenberg serve as Class III directors whose terms expire at the 2002 annual meeting of shareholders.

BOARD COMMITTEES

The audit committee of our Board consists of Mr. Cauvi, Mr. Greenberg and Mr. Hewitt. The audit committee reviews our financial statements and accounting practices, makes recommendations to the Board regarding the selection of independent auditors and reviews the results and scope of the audit and other services provided by our independent auditors. The compensation committee of our Board consists of Ilia Lekach and Mr. Greenberg. The compensation committee makes recommendations to the Board concerning salaries and incentive compensation for our officers and employees and administers our employee benefit plans. As of the date of this filing, our Board has performed all functions of the compensation and audit committees.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of the members of the compensation committee of the Board was at any time since our formation an officer or employee of ours. Ilia Lekach, our Chairman of the Board and non-salaried interim CEO, serves as the chairman of the board of directors of ECMV. There is no business relationship between us and ECMV, other than the license agreement with Perfumania.com, Inc. further described in "Certain Relationships and Related Transactions."

DIRECTOR COMPENSATION

Our independent directors receive cash compensation in the amount of $2,500 and options to purchase 5,000 Common Shares per year for their services as directors, and are reimbursed for their reasonable expenses for attending our Board and Board committee meetings. Directors' compensation is paid at the end of each year. The exercise price of the options which form part of the compensation paid to directors will be based on the market value at the time the options are granted.

EMPLOYMENT ARRANGEMENTS

In September 2001, David Shpilberg, interim Chief Executive Officer, entered into a three-year executive employment agreement with Nimbus Group. Dr. Shpilberg was granted non-qualified stock options to purchase a total of 500,000 Common Shares, immediately exercisable and fully vested, at a weighted average price of $1.00 per share. Dr. Shpilberg resigned as our interim Chief Executive Officer effective January 1, 2002, after accepting a senior position with Bain & Company, a leading business consulting firm. Ilia Lekach, our chairman of the board, accepted the position of interim chief executive officer until a permanent replacement can be found.

During October 2001, based on the reorganization of the corporate structure and the change in control of the Company's Board, Messrs. Friedman, Morgan and Geller signed separate agreements waiving and releasing the Company from any and all claims arising under their respective employment agreements, as noted above, solely for the change in control occurring during October 2001. In consideration for the foregoing agreements, the Company agreed to issue Messrs. Friedman, Morgan and Geller an additional 25,000 non-qualified stock options, at an exercise price of $1.00 per share. Furthermore, the Company agreed that any and all options to purchase common stock in the Company already held by Messrs. Friedman, Morgan and Geller would likewise become immediately vested and exercisable.

In August 1999, each of Messrs. Albert Friedman, currently President of Take to Auction and director and Mitchell Morgan, Vice President, Chief Financial Officer and director, entered into executive employment agreements with Nimbus Group (formerly "Take to Auction.com"). Each agreement has a term of three years unless terminated earlier for cause, death, and disability or upon a change in control of Nimbus Group. Mr. Friedman's agreement provides for an initial base salary of $125,000. Mr. Morgan's agreement provides for an initial base salary of $120,000. The above salaries are subject to annual increases equal to the greater of 5% or the annual increase in the consumer price index plus other annual increases, if any, as determined by the Compensation Committee in its sole discretion. In addition, Mr. Friedman and Mr. Morgan were granted non-qualified stock options through December 31, 2001 to purchase a total of 275,000 and 375,000 Common Shares, respectively, exercisable at a weighted average price of $2.12 and $3.06, per share, respectively.

In October 1999, Jonathan Geller, our Chief Technology Officer, entered into an executive employment agreement with Nimbus Group. The agreement has a term of three years and provides for an initial base salary of $120,000 subject to annual increases equal to the greater of 5% or the annual increase in the consumer price index. In addition, Mr. Geller was granted non-qualified stock options through December 31, 2001 to purchase a total of 375,000 Common Shares, exercisable at a weighted average price of $2.97 per share.

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

A committee of our Board determined the exercise price of the options granted to the employees was the fair market value of the common stock on the date of grant.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information with respect to all compensation paid or earned for services rendered to the Company in 2001, 2000 and 1999 by our interim Chief Executive Officer and our three other most highly compensated executive officers whose aggregate annual compensation exceeded $100,000 and who were executive officers of the Company at December 31, 2001 (all of the individuals named in the following table are collectively defined as the "Named Executive Officers"). We do not have a pension plan or a long-term incentive plan, have not issued any restricted stock awards and have not granted any stock appreciation rights as of this date. We have granted stock options. See "Option Grants and Holdings" and "Employee Benefit Plan." The value of all other annual compensation (perquisites and other personal benefits) received by each Named Executive Officer in each respective year did not exceed the lesser of $50,000 or 10% of the Named Executive Officer's total annual salary and bonus reported for such Named Executive Officer.

                           SUMMARY COMPENSATION TABLE


                                                                              SECURITIES
                                     FISCAL    COMPENSATION                   UNDERLYING          ALL OTHER
    NAME AND PRINCIPAL POSITION       YEAR      SALARY ($)     BONUS ($)    OPTIONS(#) (1)     COMPENSATION ($)
----------------------------------  --------  -------------   -----------  ----------------    ----------------

Ilia Lekach                           2001          --              --          700,000               --
  Chairman and Interim CEO            2000          --              --          270,000               --
                                      1999          --              --            --                  --

Mitchell Morgan                       2001        128,463           --          200,000             1,348
   Chief Financial Officer            2000        123,020           --          126,531             1,348
                                      1999         45,000           --           48,469               --

Jonathan Geller                       2001        127,837           --          200,000              190
   Chief Technology Officer           2000        121,250           --          120,714              190
                                      1999         30,000           --           54,286               --

Albert Friedman                       2001        133,711           --          200,000             2,227
   President, Take to Auction.com,    2000        127,083           --           50,000              270
   Inc.                               1999         52,082           --           25,000               --

(1) See "Option Grants and Holdings" below for a description of such executive officers' options.

OPTION GRANTS AND HOLDINGS

2001 OPTION GRANTS TABLE

The following table sets forth grants of stock options to our interim Chief Executive Officer and our three other most highly compensated executive officers during 2001. We have never granted any stock appreciation rights. The weighted average exercise price of each option is equal to $0.97 per share. The potential realizable value is calculated based upon the term of the option at its time of grant (seven years). It is calculated assuming that the value of Common Shares appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. These numbers are calculated based on the requirements of the SEC and do not reflect our estimate of future stock price growth.


                                           Individual Grants                            Potential Realizable
                 --------------------------------------------------------------------          Value
                                        Percentage of                                   at Assumed Annual Rates
                       Number of         Total Option                                      of Share Price
                      Securities          Granted to                                        Appreciation
                  Underlying options     Employees in     Exercise Price   Expiration   for Option term (1)(2)
Name                  Granted (#)      Fiscal Year (%)   Per Share ($/Sh)     Date        5%($)       10%($)
----                  -----------      ---------------   ----------------     ----        -----       ------
Ilia Lekach             200,000                    9.30%      $1.01         09/01/08        284,234     393,641
                        500,000                   23.26%      $0.90         11/21/08        633,195     876,923
                 ----------------------------------------                             --------------------------
                        700,000                   32.56%                                    917,429   1,270,564
                 ========================================                             ==========================

Albert Friedman         175,000                    8.14%      $1.01         09/01/08        248,705     344,436
                         25,000                    1.16%      $1.00         10/10/08         35,178      48,718
                 ----------------------------------------                             --------------------------
                        200,000                    9.30%                                    283,883     393,154
                 ========================================                             ==========================

Mitchell Morgan         175,000                    8.14%      $1.01         09/01/08        248,705     344,436
                         25,000                    1.16%      $1.00         10/10/08         35,178      48,718
                 ----------------------------------------                             --------------------------
                        200,000                    9.30%                                    283,883     393,154
                 ========================================                             ==========================


Jonathan Geller         175,000                    8.14%      $1.01         09/01/08        248,705     344,436
                         25,000                    1.16%      $1.00         10/10/08         35,178      48,718
                 ---------------------------------------                              --------------------------
                        200,000                    9.30%                                    283,883     393,154
                 ========================================                             ==========================


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

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE.

The following table provides certain summary information concerning stock options held as of December 31, 2001 by our four most highly compensated executive officers. No options have been exercised as of December 31, 2001 by any of the officers. The value of unexercised in-the-money options at December 31, 2001 is based on the value of the Common Shares on December 31, 2001

                                                          NUMBER OF SECURITIES                    VALUE OF UNEXERCISED
                                                         UNDERLYING UNEXERCISED                  IN-THE-MONEY OPTIONS AT
                                                       OPTIONS AT DECEMBER 31, 2001                 DECEMBER 31, 2001
                                                      -------------------------------         --------------------------------
NAME                                                  EXERCISABLE      UNEXERCISABLE          EXERCISABLE        UNEXERCISABLE
------                                                -----------      --------------         -----------        -------------
Ilia Lekach.......................................         790,000        180,000              $ 83,000              $  --
Albert Friedman...................................         275,000          --                    8,250                 --
Mitchell Morgan...................................         375,000          --                    8,250                 --
Jonathan Geller...................................         375,000          --                    8,250                 --

EMPLOYEE BENEFIT PLANS

Stock Option Plan

In November 2001, the shareholders approved an amendment to the 1999 Stock Option Plan (the "Option Plan"), to (1) increase the number of shares reserved for issuance under the Option Plan from 2,442,857 shares of Common Stock to 4,442,857 shares of Common Stock and (2) effect various additional modifications to the Option Plan, including (a) the removal in its entirety of Section 13 of the Option Plan, entitled "Redemption of Shares by the Company," (b) the removal in its entirety of Section 18 of the Option Plan, entitled "Information for Optionees," (c) the addition to Section 17 of the Option Plan, entitled "Amendment and Termination of the Plan" of a fixed date of termination for the Option Plan, (d) the replacement of language in Section 3 of the Option Plan, entitled "Number of Shares Available For Options," to change the current pool of stock available for issuance as options under the Option Plan from fifteen percent (15%) of the issued and outstanding shares to 4,442,857 shares, and (e) approval and adoption of the Nimbus Group, Inc. 2001 Amended and Restated Stock Option Plan (the "Amended Option Plan"). Shares covered by any option granted under the Option Plan, which expires unexercised, become available again for grant under the Amended Option Plan. As of December 31, 2001, options to purchase 2,977,600 Common Shares were outstanding with a weighted average exercise price of $2.35 per share, and 1,465,257 shares were available for future grants.

SIMPLE IRA Plan

We sponsor the Nimbus Group, Inc. SIMPLE IRA Plan, a defined contribution plan provided pursuant to the requirements of the Internal Revenue Code of 1986, as amended. All employees eligible to participate may enter the SIMPLE IRA Plan as of the first day of any month. Participants may make pre-tax contributions to the SIMPLE IRA Plan subject to a statutorily prescribed annual limit. We will make matching contributions, not to exceed 3% of a participant's annual compensation, to the SIMPLE IRA Plan. Each participant is fully vested in their account, including the participants' contributions, our matching contribution and the investment earnings thereon. Contributions by the participants or by us to the SIMPLE IRA Plan, and the income earned on such contributions, are generally not taxable to the participants until withdrawn. Contributions by us are generally deductible by us when made. The participant's and our contributions are held in an IRA. We will make a matching contribution to the SIMPLE IRA Plan for Fiscal 2001 of approximately $33,000.

INDEMNIFICATION OF OFFICERS AND DIRECTORS

Section 607.0850 of the Florida Business Corporation Act ("FBCA") permits, in general, a Florida corporation to indemnify any person who was or is a party to any action or proceeding by reason of the fact that he or she was a director or officer of the corporation, or served another entity in any capacity at the request of the corporation, against liability incurred in connection with such proceeding including the estimated expenses of litigating the proceeding to conclusion and the expenses actually and reasonably incurred in connection with the defense or settlement of such proceeding, including any appeal thereof, if such person acted in good faith for a purpose he or she reasonably believed to be in, or not opposed to, the best interest of the corporation and, in criminal actions or proceedings, additionally had no reasonable cause to believe that his or her conduct was unlawful. Section 607.0850(6) of the FBCA permits the corporation to pay such costs or expenses in advance of a final disposition of such action or proceeding upon receipt of an undertaking by or on behalf of the director or officer to repay such amount as and to the extent required by statute. Section 607.0850 of the FBCA provides that the indemnification and advancement of expense provisions contained in the FBCA shall not be deemed exclusive of any rights to which a director or officer seeking indemnification or advancement of expenses may be entitled.

Our articles of incorporation provide, in general, that we shall indemnify, to the fullest extent permitted by Section 607.0850 of the FBCA, any and all persons whom it shall have the power to indemnify under that section from and against any and all of the expenses, liabilities or other matters referred to in or covered by said section. Our articles of incorporation also provide that the indemnification provided for therein shall not be deemed exclusive of any other rights to which those indemnified may be entitled under any by-law, agreement, vote of shareholders or disinterested directors or otherwise, both as to actions taken in his or her official capacity and as to acts in another capacity while holding such office.

In accordance with that provision of our articles of incorporation, we shall indemnify any officer or director (including officers and directors serving another corporation, partnership, joint venture, trust, or other enterprise in any capacity at our request) made, or threatened to be made, a party to an action or proceeding (whether civil, criminal, administrative or investigative) by reason of the fact that he or she was serving in any of those capacities against judgments, fines, amounts paid in settlement and reasonable expenses (including attorney's fees) incurred as a result of such action or proceeding. Indemnification would not be available if a judgment or other final adjudication adverse to such director or officer establishes that (i) his or her acts were committed in bad faith or were the result of active and deliberate dishonesty or
(ii) he or she personally gained in fact a financial profit or other advantage to which he or she was not legally entitled.

We entered into indemnification agreements with each of our current directors and officers to give these directors and officers additional contractual assurances regarding the scope of the indemnification set forth in our articles of incorporation and bylaws and to provide additional procedural protections. At present, there is no pending litigation or proceeding involving a director, officer or employee of Nimbus Group regarding which indemnification is sought, nor are we aware of any threatened litigation that may result in claims for indemnification.

We maintain directors' and officers' liability insurance.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Shares as of December 31, 2001 by (i) each shareholder known by us to be the beneficial owner of more than 5% of our Common Shares, (ii) each director of Nimbus Group and (iii) all executive officers and directors as a group. The information in the following table assumes (i) a 1,000-for-one stock split of our outstanding Common Shares effected on August 26, 1999 (ii) a subsequent 2.326530644-for-one stock split of our outstanding Common Shares effected on November 3, 1999 and (iii) a subsequent 1-for-3 reverse stock split of our outstanding Common Shares effective on May 4, 2000.

                                                           COMMON SHARES
                                                         BENEFICIALLY OWNED
                                                     --------------------------
NAME OF BENEFICIAL OWNER(1)                           NUMBER      PERCENTAGE(2)
---------------------------                          ---------    -------------

Ilia Lekach(5)..............................         2,073,000      27.87%
Pacific Investments(8)......................         1,283,000      17.25%
E Com Ventures(7)...........................           932,889      12.54%
Horacio Groisman(3).........................           562,957       7.57%
Magdalena Zafir.............................           542,857       7.30%
Albert Friedman(4)..........................           640,600       8.61%
Jonathan Geller(4)..........................           375,000       5.04%
Mitchell H. Morgan(4).......................           375,000       5.04%
David Shpilberg(10).........................           500,000       6.72%
Alan Greenberg(9)...........................             8,333         *
John-Gary Hewitt(9).........................             8,333         *
Miguel Cauvi(6).............................             5,000         *

Executive officers and directors as a group
  (8 persons)...............................         3,985,266      53.57%

(*)      Represents beneficial ownership of less than 1%.

(1) Unless otherwise noted, the address of each shareholder is our address, which is 5555 Anglers Avenue, Suite 16, Fort Lauderdale, Florida 33312.

(2) Percentage of ownership is based on 7,438,889 shares outstanding as of December 31, 2001. Common Shares subject to options currently exercisable or exercisable within 60 days of December 31, 2001 are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

(3) Options to purchase a total of 45,000 shares granted to Dr. Groisman on August 25, 1999 and May 4, 2000, one third of which vest on the first, second and third anniversary of the date of grant. Does not include nonexercisable options of 25,000 shares.

(4) Total options to purchase 275,000, 375,000 and 375,000 Common Shares, granted to Messrs. Friedman, Morgan and Geller as of December 31, 2001. All of the options issued to Messrs. Friedman, Morgan and Geller are currently exercisable.

(5) Options to purchase 270,000 Common Shares, granted to Mr. Lekach on January 31, 2000 (90,000 shares) and May 4, 2000 (180,000 shares), one third of which vests on the first, second and third anniversary of the date of grant. Also includes options to purchase 700,000 Common Shares, granted to Mr. Lekach during 2001 (200,000 shares on September 1, 2001 and 500,000 shares on November 21, 2001), vesting immediately. Does not include nonexercisable options to purchase 180,000 shares.

(6) Options to purchase 5,000 Common Shares, granted to Mr. Cauvi on March 29, 2001, currently exercisable.

(7)      E Com Ventures, Inc.'s address is 11701 N.W. 101st Road, Miami, Florida
         33178.

(8) Ilia Lekach, our Chairman of the Board, owns 100 percent of the issued and outstanding shares of common stock of Pacific Investments. On April 17, 2001, Pacific Investments sold 250,000 shares to ECMV at a sales price of $1.01 per share.

(9) Options to purchase a total of 100,000 and 100,000 shares granted to Messrs. Greenberg and Hewitt, respectively, on November 21, 2001, vesting in equal amounts over a three-year period, beginning on the date of grant. Does not include nonexercisable options to purchase 91,667 and 91,667 shares for Messrs. Greenberg and Hewitt, respectively.

(10) Options to purchase 500,000 Common Shares, granted to David Shpilberg on September 14, 2001, currently exercisable.

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

E COM VENTURES, INC. ADVANCES

We received an advance of $1 million on December 21, 1999 from ECMV and an additional advance of $1 million on March 9, 2000. The chairman of the board of ECMV is also the chairman of our Board. These advances were structured into two separate two-year convertible note agreements during May 2000, bearing interest at six percent (6%) per annum. ECMV had the right to convert all, but not less than all, of the principal amount into shares of our common stock at the conversion price equal to $7.20 per share. In addition, we granted a total of 200,000 warrants to ECMV at $7.20 per share. These warrants expired on June 12, 2001.

EMPLOYMENT AGREEMENTS BETWEEN US AND OUR OFFICERS AND DIRECTORS

Pursuant to employment agreements between Nimbus Group and each of Messrs. Friedman, Morgan and Geller, our executive officers and directors, we have agreed to pay an initial annual base salary to them in the amount of $125,000, $120,000 and $120,000, respectively.

PERFUMANIA.COM SERVICE AGREEMENT

On October 1, 2000, we entered into a six-month service agreement with Perfumania.com, Inc., a subsidiary of ECMV, to outsource our warehouse and distribution functions. This agreement automatically renews for successive one-year terms. This service agreement includes order processing, inventory management, warehousing, fulfillment and shipping of product. This agreement is variable, based on volume of sales; however, the agreement includes monthly minimum fees if such volume levels are not obtained. Total fees incurred during the years ended 2001 and 2000, including outbound shipping charges, were approximately $647,000 and $173,000, respectively, and approximately $647,000 and $131,000 was accrued in the accompanying condensed balance sheets as of December 31, 2001 and December 31, 2000, respectively. Effective September 1, 2001, this service agreement was terminated.

Effective September 1, 2001, the Company entered into a licensing agreement with Perfumania.com to license its retail fragrance Web site. Under the terms of the agreement, the Company pays royalties to Perfumania.com of 5% of defined product sales for sales up to $8 million per annum, decreasing to 3% on sales exceeding $11 million per annum. Royalty expense under this agreement for the year period ended December 31, 2001 was approximately $75,000. In addition, we rent approximately 20,000 square feet of warehouse facilities from Perfumania.com for approximately $15,000 per month.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

"Exhibit Schedule"

(a) The following exhibits are filed herewith or incorporated herein by reference:

Exhibit
Number             Description of Exhibit
------             ----------------------

2.01 Agreement and Plan of Merger among Nimbus Group, Inc. and TTA Solutions, Inc. and Take to Auction.com, Inc.**

3.01       Articles of Incorporation as currently in effect.

3.02       Bylaws as currently in effect.

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

10.07      2001 Amended Stock Option Plan and related documents.

10.14      Perfumania.com Service Agreement. ***

10.15      E Com Ventures, Inc. Note Agreement. ***


* Previously filed and incorporated by reference to exhibit in the Company's Registration Statement on Form S-1, as amended (File No. 333-91177), initially filed on November 17, 1999 ("Form S-1"), as set forth after such agreement or document.

** Previously filed and incorporated by reference to exhibit in the Company's Current Report on Form 8-K filed on October 16, 2001.

*** Previously filed and incorporated by reference to exhibit in the Company's Quarterly Report for the Quarterly Period Ended September 30, 2001.

(b) Financial statement schedules:

No financial statement schedules are provided because the information called for is not required or is shown either in the financial statements or the notes thereto.

(c) Reports on Form 8-K:

On October 11, 2001, the Company filed a Current Report on Form 8-K reporting that the company had entered into an Agreement and Plan of Merger (the "Merger Agreement") resulting in a reorganization of our corporate structure. In addition, we changed the corporate name from Take to Auction.com, Inc. to Nimbus Group, Inc.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nimbus Group


         By: /s/ Ilia Lekach
            ------------------------------
         Ilia Lekach
         Chairman of the Board and Interim Chief Executive Officer

April 1, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                                   DATE
                                                                   ----
         By: /s/ General Charles A. Horner
            ------------------------------                     April 1, 2002
         General Charles A. Horner
         Vice-Chairman of the Board


         By: /s/ Mitchell Morgan                               April 1, 2002
            ------------------------------
         Mitchell Morgan
         Vice President, Chief Financial Officer
           and Director


         By: /s/ Jonathan Geller                               April 1, 2002
            ------------------------------
         Jonathan Geller
         Vice President, Chief Technology Officer
           and Director


         By: /s/ Albert Friedman                               April 1, 2002
            ------------------------------
         Albert Friedman
         Director


         By: /s/ David Shpilberg                               April 1, 2002
            ------------------------------
         David Shpilberg
         Director


         By: /s/ Alan Greenberg                                April 1, 2002
            ------------------------------
         Alan Greenberg
         Director


         By: /s/ John-Gary Hewitt                              April 1, 2002
            ------------------------------
         John-Gary Hewitt
         Director


         By: /s/ Miguel Cauvi                                  April 1, 2002
            ------------------------------
         Miguel Cauvi
         Director