Form 10-Q
period 2002-03-31
NIMBUS GROUP  INC
filed 2002-05-15
CIK 1093837

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                          COMMISSION FILE NO. 000-15034

                               NIMBUS GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        FLORIDA                                 01-0656115
------------------------         ---------------------------------------
(State of Incorporation)         (I.R.S. Employer Identification Number)

5555 ANGLERS AVENUE, SUITE 16
     FORT LAUDERDALE, FL                                          33312
----------------------------------------                         ----------
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

         As of May 14, 2002, 7,438,889 shares of Common Stock, $.001 par value were outstanding.

================================================================================

                               NIMBUS GROUP, INC.
                  (FORMERLY KNOWN AS TAKE TO AUCTION.COM, INC.)


                                TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                             ----

PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements.................................................................................  2

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations................  9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........................................  14


PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings......................................................................................15

Item 2.  Changes in Securities and Use of Proceeds..............................................................15

Item 6.  Exhibits and Reports on Form 8-K.......................................................................15



                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                  NIMBUS GROUP, INC. AND SUBSIDIARIES
             (FORMERLY KNOWN AS TAKE TO AUCTION.COM, INC.)

                 CONDENSED CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)

                                                                               MARCH 31,           DECEMBER 31,
                                                                                  2002                2001
                                                                             ------------          ------------
                                      ASSETS

Current assets:
     Cash and cash equivalents                                               $     47,354          $    379,775
     Accounts receivable                                                          221,915                51,641
     Shareholder receivable                                                        52,970                59,051
     Inventory, net                                                               786,233               709,329
     Prepaid expenses and other current assets                                    106,645               159,184
                                                                             ------------          ------------
           Total current assets                                                 1,215,117             1,358,980

Property and equipment, net                                                       668,719               755,057
Other                                                                               8,417                 8,810
                                                                             ------------          ------------
           Total assets                                                      $  1,892,253          $  2,122,847
                                                                             ============          ============

                   LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
     Accounts payable                                                        $  1,188,228          $    673,527
     Accrued expenses                                                             260,222               346,341
     Amounts due related party                                                  1,153,664               965,057
     Deferred revenue                                                              26,732                66,641
                                                                             ------------          ------------
           Total current liabilities                                            2,628,846             2,051,566

Commitments and Contingencies

Shareholders' equity (deficiency):
     Preferred shares, $0.001 par value, 10 million shares
        authorized, no shares issued and outstanding                                   --                    --
     Common shares, $0.001 par value, 50 million shares
        authorized, 7,438,889 and 7,438,889 shares
        issued and outstanding, respectively                                        7,439                 7,439
     Additional paid-in capital                                                10,988,796            10,988,796
     Accumulated deficit                                                      (11,732,828)          (10,924,954)
                                                                             ------------          ------------
           Total shareholders' equity (deficiency)                               (736,593)               71,281
                                                                             ------------          ------------
           Total liabilities and shareholders' equity (deficiency)           $  1,892,253          $  2,122,847
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

                       NIMBUS GROUP, INC. AND SUBSIDIARIES
                  (FORMERLY KNOWN AS TAKE TO AUCTION.COM, INC.)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        FOR THE                  FOR THE
                                                  THREE-MONTHS ENDED       THREE-MONTHS ENDED
                                                    MARCH 31, 2002           MARCH 31, 2001
                                                ------------------------ ------------------------
Net revenues                                          $ 3,105,151                $ 2,834,886
Cost of net revenues                                    2,462,788                  2,703,568
                                                      -----------                -----------
      Gross margin                                        642,363                    131,318
                                                      -----------                -----------
Operating expenses:
   General and administrative expenses                    746,717                    939,872
   Auction fees                                           134,174                    292,346
   Sales and marketing                                    271,249                      8,323
   Fulfillment                                            223,716                    138,796
   Web site development expenses                           74,412                     65,831
                                                      -----------                -----------
      Total operating expenses                          1,450,268                  1,445,168
                                                      -----------                -----------
Net loss from operations                                 (807,905)                (1,313,850)

Interest income, net                                           31                     14,589
                                                      -----------                -----------
Net loss                                              $  (807,874)               $(1,299,261)
                                                      ===========                ===========
Basic and diluted loss per common share               $     (0.11)               $     (0.17)
                                                      ===========                ===========
Weighted average number of common
   shares outstanding                                   7,438,889                  7,438,889
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

                       NIMBUS GROUP, INC. AND SUBSIDIARIES
                  (FORMERLY KNOWN AS TAKE TO AUCTION.COM, INC.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                FOR THE                     FOR THE
                                                           THREE-MONTHS ENDED          THREE-MONTHS ENDED
                                                             MARCH 31, 2002              MARCH 31, 2001
                                                        -------------------------   -------------------------
Cash flows from operating activities:
     Net loss                                                    $(807,874)               $(1,299,261)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation and amortization                               124,256                    109,998
     Change in operating assets and liabilities:
       Accounts receivable                                        (170,274)                    74,251
       Shareholder receivables                                       6,081                     (4,296)
       Inventory                                                   (76,904)                   451,181
       Prepaid expenses and other current assets                    52,539                    247,608
       Other assets                                                    393                        495
       Accounts payable                                            514,701                   (159,774)
       Accrued expenses                                            (86,119)                    (1,343)
       Amounts due related party                                   188,607                     62,790
       Deferred revenue                                            (39,910)                   (74,785)
                                                                 ---------                -----------
          Net cash used in operating activities                   (294,504)                  (593,136)
                                                                 ---------                -----------
Cash flows from investing activities:
     Purchase of property and equipment                            (37,917)                   (45,326)
                                                                 ---------                -----------
          Net cash used in investing activities                    (37,917)                   (45,326)
                                                                 ---------                -----------
Net decrease in cash and cash equivalents                         (332,421)                  (638,462)

Cash and cash equivalents at beginning of period                   379,775                  1,086,149
                                                                 ---------                -----------
Cash and cash equivalents at end of period                       $  47,354                $   447,687
                                                                 =========                ===========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

NIMBUS GROUP, INC.
(FORMERLY KNOWN AS TAKE TO AUCTION.COM, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------
1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements of Nimbus Group, Inc. (formerly known as Take to Auction.com, Inc.) (the "Company" or "Nimbus") for the periods indicated herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the Company's 2001 financial statements and notes thereto.

     The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company has incurred net losses since inception in the amount of approximately $11.7 million and has a deficiency in working capital of approximately $1.4 million. This factor, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's continuation as a going concern is dependent upon future events, including obtaining financing adequate to support the Company's cost structure and business plans. The Company is in the process of raising additional funds through private offerings of its common shares, the proceeds of which will be used toward its working capital. However, there can be no assurance that such financings will be successful or that the ultimate proceeds will prove to be adequate.

     During January 2002, our Board adopted a formal plan of disposal of its wholly-owned subsidiary, Take to Auction.com, Inc., in connection with an overall strategic program designed to focus the Company's resources on Nimbus Jets and the development of a national air taxi service. The Company anticipates that the business will be disposed of by December 31, 2002. The disposition will be accounted for in accordance with SFAS No. 144, which among other provisions, requires the plan of disposal to be carried out within one year. No provisions for estimated losses on disposal have been recorded during fiscal 2002, as the Company cannot reasonably determine whether a loss on disposal will be incurred. Primarily all assets, liabilities, revenues and expenses reflected in the accompanying consolidated condensed financial statements relate to Take to Auction.com, Inc.

     Certain reclassifications to the Company's 2001 financial statements were made to conform them to classifications used in 2002.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued SFAS No. 141, Business Combinations. This statement supercedes APB Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. This statement provides that all business combinations in the scope of this pronouncement are to be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. The impact of the transition to SFAS No. 141 was not material to the condensed consolidated financial statements.

NIMBUS GROUP, INC.
(FORMERLY KNOWN AS TAKE TO AUCTION.COM, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED
-------------------------------------------------------------------------------



2.   RECENT ACCOUNTING PRONOUNCEMENTS, CONTINUED

     In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement supercedes APB Opinion No. 17, Intangible Assets. This statement provides guidance on how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The effective date of this statement is for fiscal years beginning after December 15, 2001. Management had previously determined that the impact of the transition to SFAS No. 142 would not be material to the condensed consolidated financial statements. The impact of the transition to SFAS No. 142 was not material to the condensed consolidated financial statements.

     In July 2001, the FASB issued SFAS No. 143, Accounting for Obligations associated with the Retirement of Long-Lived Assets. SFAS No. 143 provides accounting guidance for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The impact of the transition to SFAS No. 143 was not material to the condensed consolidated financial statements.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets. This statement replaces FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This statement also replaces APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business. This statement requires that those long-lived assets be valued at the lower of carrying amount or fair value less costs to sell, whether reported in continuing operations or in discontinued operations. Accordingly, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have net yet occurred. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The impact of the transition to SFAS No. 144 was not material to the condensed consolidated financial statements.

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

NIMBUS GROUP, INC.
(FORMERLY KNOWN AS TAKE TO AUCTION.COM, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED
-------------------------------------------------------------------------------


3.   PROPERTY AND EQUIPMENT

     Property and equipment include the following:

                                               ESTIMATED
                                              USEFUL LIVES
                                               (IN YEARS)              MARCH 31, 2002        DECEMBER 31, 2001
                                               ----------              --------------        -----------------
         Computer equipment                            3                $       501,215       $     500,607
         Computer software                             3                        789,950             752,640
         Furniture and fixtures                        5                         86,001              86,001
         Telecommunication equipment                   5                         39,485              39,485
         Leasehold improvements                        5                        130,231             130,231
                                                                      ------------------     ---------------
                                                                              1,546,882           1,508,964
         Less: accumulated depreciation
                   and amortization                                           (878,163)           (753,907)
                                                                      ------------------     ---------------
         Property and equipment, net                                    $       668,719       $     755,057
                                                                      ==================     ===============


     As of March 31, 2002, all amounts capitalized relating to internal use software have been placed into service and are being amortized over its estimated useful life.

4.   RELATED PARTY TRANSACTIONS:

     During November 2000, the Company loaned its Chairman of the Board approximately $100,000. During fiscal 2001, principal payments of approximately $44,000 were made. The remaining amount is due on demand and accrues interest at the prime rate plus two percent. This loan is classified as shareholder receivables in the accompanying consolidated condensed balance sheet.

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

     Effective September 1, 2001, the Company entered into a licensing agreement with Perfumania.com to license its retail fragrance Web site. Under the terms of the agreement, the Company pays royalties to Perfumania.com of 5% of defined product sales for sales up to $8 million per annum, decreasing to 3% on sales exceeding $11 million per annum. Royalty expense under this agreement for the year ended December 31, 2001 was approximately $75,000. In addition, the Company rents approximately 20,000 square feet of warehouse facilities from Perfumania.com for approximately $15,000 per month. Approximately $1.2 million and $1.0 million was accrued and classified as due from related party in the accompanying condensed consolidated balance sheets as of March 31, 2002 and December 31, 2001, respectively.

NIMBUS GROUP, INC.
(FORMERLY KNOWN AS TAKE TO AUCTION.COM, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED
-------------------------------------------------------------------------------


5.   COMMITMENTS AND CONTINGENCIES:

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

     On December 9, 2001, we entered into an agreement with Eclipse, which is a start up company, to purchase 1,000 Eclipse 500 Aircraft to be delivered over a five-year period beginning in 2004. The price to be paid for each Aircraft will be $837,500 in June 2000 dollars and is subject to pricing adjustments of up to five percent (5%) per year. Prior to this time, Nimbus Jets intends to analyze potential air charter acquisitions and strategic alliances.

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

NIMBUS GROUP, INC.
(FORMERLY KNOWN AS TAKE TO AUCTION.COM, INC.)

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


This report contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among others, statements concerning the Company's outlook for 2002 and beyond, the Company's expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These risks and uncertainties are described in more detail in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2002.

OVERVIEW-NIMBUS JETS

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

On December 9, 2001, we entered into an agreement with Eclipse to purchase 1,000 Aircraft to be delivered over a five-year period beginning in 2004. The current price to be paid for each Aircraft is $837,500, subject to pricing adjustments of up to five percent (5%) per year. Prior to this time, Nimbus Jets intends to analyze potential air charter acquisitions and strategic alliances. We plan to have our operations regionalized during the initial rollout of the Aircraft and we will expand our operations geographically as more Aircraft are delivered. As of May 1, 2002, Nimbus Jets has not yet commenced any operational activities.

OVERVIEW-TAKE TO AUCTION

Today, all of our revenues are generated by our wholly-owned subsidiary, Take to Auction.com, Inc. (TTA). TTA commenced operations on the World Wide Web during July 1999. During its operating history, TTA has evolved from being solely a membership community, where its members would list and profit from selling merchandise at online auction sites, to selling items directly in multiple distribution channels. These selling channels consist primarily of online auction sites (TTA Auctions), our retail Web site (TTA Direct), a retail Web site we operate (Perfumania.com), and our users' virtual storefronts (TTA Superstores) (collectively the "TTA Network"). The TTA Network utilizes a common infrastructure, including our inventory selection, order processing, payment processing, customer service and fulfillment of the products.

NIMBUS GROUP, INC.
(FORMERLY KNOWN AS TAKE TO AUCTION.COM, INC.)

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------


TTA Auctions lists and sells merchandise at online auction sites. Currently, we sell at eBay, Yahoo! Auctions and uBid. Online auction sites like eBay pioneered person-to-person trading of a wide range of goods over the Internet using an efficient and entertaining auction format and has grown into the largest and most popular person-to-person trading community on the Internet.

TTA also operates TTA Direct, our retail storefront, which sells products to the general public, and the Perfumania.com retail storefront, which offers over 2,000 fragrance and fragrance-related products, including bath and aromatherapy products.

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

RESULTS OF OPERATIONS

The results of operations for the three-month periods ended March 31, 2002 and 2001 reflect the results of operations for our wholly-owned subsidiary TTA. Nimbus Jets has not yet commenced any operational activities. Start-up costs for Nimbus Jets are expensed to operations as incurred and are discussed in general and administrative expenses.

During January 2002, our Board adopted a formal plan of disposition of TTA, in connection with an overall strategic program designed to focus our resources on Nimbus Jets and the development of a national air taxi service.

NET REVENUES. TTA's revenues are derived from membership fees paid by our users for TTA Auctions, set-up fees paid by users to open their own virtual storefront through TTA Superstores, sales of product at auction and through storefronts, sales of product through Perfumania.com, TTA Direct and shipping and handling fees. Our net revenues increased primarily because we expanded our distribution channel as well as our product and service offerings. Net revenues increased 9.5% or approximately $0.3 million to approximately $3.1 million for the three-month period ended March 31, 2002, from approximately $2.8 million for the three-month period ended March 31, 2001.

Auction revenues were approximately $1.0 million for the three-month period ended March 31, 2002 and approximately $1.9 million for the three-month period ended March 31, 2001. During the three-month period ended March 31, 2002, we made a concerted effort to decrease the number of auction listings at auction sites that charge listing fees due to the high variable costs associated with selling items at these auction sites verses selling items through our other sales outlets. Accordingly, auction revenues decreased by $0.9 million when compared to the comparable period in 2001. We had approximately 11,000 completed transactions (approximately 277,000 total auctions posted) at an average net sale price of approximately $98, for the three-month period ended March 31, 2002 and approximately 21,300 completed transactions (approximately 120,000 total auctions posted) at an average net sale price of approximately $87, for the three-month period ended March 31, 2001. During fiscal 2001, Yahoo! Auctions and uBid were added to the selections of online auction sites at which we sell products. Both Yahoo! Auctions and uBid offer fees that are more advantageous than fees charged by other online auction sites. See "Results of Operations - Auction Fees." We believe increasing the number of online auction sites that have advantageous fee structures will increase our product exposure, enhance our brand recognition and result in future revenue growth.

NIMBUS GROUP, INC.
(FORMERLY KNOWN AS TAKE TO AUCTION.COM, INC.)

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------



For the three-month period ended March 31, 2002, revenues from TTA Direct increased approximately $398,000 to approximately $558,000 from approximately $160,000 for the three-month period ended March 31, 2001 (excludes sales during the three-month period ended March 31, 2001 of approximately $350,000 to a company owned 100% by one of our shareholders. We do not anticipate these sales to recur in the future). Sales increased due to the immediate success of our marketing efforts. See "Results of Operations - Sales and Marketing."

During April 2001, we launched TTA Superstores, and accordingly we did not generate comparable revenues for the three-month period ended March 31, 2001. For the three-month period ended March 31, 2002, we generated approximately $150,000 of net revenues from TTA Superstores.

TTA began operating Perfumania.com in September 2001, and accordingly we did not generate comparable revenues for the three-month period ended March 31, 2001. For the three-month period ended March 31, 2002, net revenues generated from Perfumania.com were approximately $0.8 million. We expect significant future net revenue growth primarily as a result of our strategy to increase sales through our marketing and advertising service agreements. Additionally, we expect our "affiliate marketing" programs to result in increased future net revenue growth. See "Results of Operations -- Sales and Marketing."

For the three-month period ended March 31, 2002, membership revenues decreased approximately $222,000 to approximately $26,000, from approximately $248,000 for the three-month period ended March 31, 2001. Effective June 2001, we suspended acceptance of new TTA Auction members, and accordingly, membership revenues will continue to decrease as membership terms expire. Membership revenue recognized during the three-month period ended March 31, 2001 resulted primarily from the recognition of membership fees from fiscal 2000 earned over the annual membership term. For the three-month period ended March 31, 2002 we generated approximately $38,000 from TTA Superstore setup fees. We did not generate comparable TTA Superstore setup fees during the three-month period ended March 31, 2001. We had approximately 250 stores opened during the three-month period ended March 31, 2002. For the three-month period ended March 31, 2002, shipping and handling fees increased approximately $139,000 to approximately $336,000 from approximately $198,000 for the three-month period ended March 31, 2001, resulting primarily from an increase in the overall transaction volume discussed above.

COST OF NET REVENUES. Cost of net revenues consist primarily of the cost of the merchandise sold and outbound shipping costs related to those items. Cost of net revenues decreased approximately $0.2 million to approximately $2.5 million for the three-month period ended March 31, 2002, from approximately $2.7 million for the three-month period ended March 31, 2001. Cost of net revenues as a percentage of revenues were approximately 79% for the three-month period ended March 31, 2002, and 95% for the three-month period ended March 31, 2001. We believe that our cost of net revenues will continue to decrease as a percentage of net revenues as we continue to sell more products through our retail outlets, including Perfumania.com, TTA Superstores, and TTA Direct. Effective September 1, 2001, we entered into a licensing agreement with Perfumania.com to operate the Perfumania.com retail Web site. Products sold through Perfumania.com average higher gross margins than products sold through TTA Auctions, TTA Direct, and TTA Superstores. We expect the trend of increasing product sales through Perfumania.com will continue to improve our cost of net revenues, as a percentage of revenues.

NIMBUS GROUP, INC.
(FORMERLY KNOWN AS TAKE TO AUCTION.COM, INC.)

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------


GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses decreased approximately $193,000 to approximately $747,000 for the three-month period ended March 31, 2002 from approximately $940,000 for the three-month period ended March 31, 2001. General and administrative expenses as a percentage of net revenues were 24% for the three-month periods ended March 31, 2002 and 33% for the three-month period ended March 31, 2001. We continued to improve our operating efficiencies throughout the three-month period ended March 31, 2002 by implementing certain cost containment initiatives, which included a 20% reduction in administrative headcount. Also included in general and administrative expenses during the three-month period ended March 31, 2002 are costs of approximately $40,000 relating to Nimbus Group, including start up costs incurred in connection with our development stage enterprise, Nimbus Jets.

AUCTION FEES. Auction fees consist of fees incurred by us for posting and selling items at online auction sites. Auction fees decreased approximately $158,000 to approximately $134,000 for the three-month period ended March 31, 2002, from approximately $292,000 for the three-month period ended March 31, 2001. The decreased completed transaction volume from auctions described above contributed to the decline in auction fees.

We intend to improve auctions fees, as a percentage of net revenues by using leverage to negotiate favorable fees with other online auction companies. In particular, on August 1, 2001 we signed a nine-month letter of intent with Yahoo! Auctions to provide custom online auction functionality for us. As a Featured Seller of Yahoo! Auctions, they have agreed to promote our auction listings throughout its Web site. On November 20, 2001, we entered into a "Preferred Merchant" agreement with uBid to list products to be offered at uBid. During the term of this agreement, uBid will promote TTA Auctions online. Both Yahoo! Auctions and uBid offer fees that are more advantageous than fees charged by other online auction sites, and thus, we believe increasing the number of items listed at these auction sites will reduce auction fees, as a percentage of net revenues, in the future.

SALES AND MARKETING. Sales and marketing expenses consist of fees incurred for advertising and promotion of our brand. Sales and marketing increased $263,000 to approximately $271,000 for the three-month period ended March 31, 2002 from approximately $8,000 for the three-month period ended March 31, 2001. We use e-mail promotions to targeted buyers of our merchandise. In addition, we employ "affiliate marketing", whereby we pay an affiliate for a successful referral to one of our Web sites. We also employ search engine keyword sponsorship on a "pay-for-performance" basis, meaning that the search engines are paid upon a successful referral to our Web site only. Finally, we submit our products through a data-feed to the several high trafficked price comparison Web sites. We feel that this traffic is very targeted and converts into buyers of our merchandise. We anticipate these last three types of marketing expenses to increase in the future as our affiliate network continues to grow. Effective September 1, 2001, we entered into a licensing agreement with Perfumania.com to operate the Perfumania.com retail Web site. Under the terms of the agreement, we pay royalties to Perfumania.com of 5% of defined product sales for sales up to $8 million per annum, decreasing to 3% on sales exceeding $11 million per annum. Sales and marketing expenses will continue to increase in the future as we continue to promote the Perfumania.com website. Royalty expense under this agreement for the three-month period ended March 31, 2002 was approximately $41,000.

NIMBUS GROUP, INC.
(FORMERLY KNOWN AS TAKE TO AUCTION.COM, INC.)

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------



FULFILLMENT FEES. Fulfillment fees consist of payroll expenses for our warehouse personnel and fees incurred by us to warehouse and fulfill products shipped to our customers as well as fees incurred by us for payment processing. Fulfillment fees increased approximately $85,000 to approximately $224,000 for the three-month period ended March 31, 2002, from approximately $139,000 for the three-month period ended March 31, 2001. Fulfillment fees as a percentage of net revenues increased to 7% for the three-month period ended March 31, 2002 from 5% for the three-month period ended March 31, 2001, due primarily to costs incurred for securing additional warehousing space needed to operate the Perfumania.com retail Web site and to allow for future growth within the TTA Network.

WEB SITE DEVELOPMENT EXPENSES. Web site development expenses consist principally of expenses incurred to develop and maintain our network operations and systems and telecommunications infrastructure. Web site development expenses increased approximately $8,000 to $74,000 for the three-month period ended March 31, 2002, from approximately $66,000 for the three-month period ended March 31, 2001. Although we believe that the majority of our Web site development is currently completed, our development costs should increase slightly in the future in order to increase our network infrastructure to facilitate and maintain our operations. Web site development costs, as a percentage of net revenues, are expected to continue to decrease in the future.

INCOME TAXES. We provided a valuation allowance of approximately $0.3 million and $0.5 million during the three-month periods ending 2002 and 2001, respectively, to provide fully for the net deferred tax assets since management believes that it is more likely than not that these amounts will not be realized due to our recurring losses.

NET LOSS. As a result of the factors discussed above, the net loss totaled approximately $0.8 million for the three-month period ended March 31, 2002 and $1.3 million for the three-month period ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements during fiscal 2002 will be to fund the start up activities of our development stage enterprise, Nimbus Jets. We have had negative cash flows since inception, resulting primarily from our wholly-owned subsidiary, TTA. During January 2002, our Board adopted a formal plan of disposition of TTA, in connection with an overall strategic program designed to focus our resources on Nimbus Jets and the development of a national air taxi service. Our working capital to date has been provided primarily by the proceeds from our initial capitalization of $1 million, other private placements, the issuance of the Notes (see below), and our initial public offering consummated in June 2000.

On February 8, 2002, we entered into a non-binding agreement with DAFIN Asset Finance Limited to provide the financing for the Aircraft. Terms of the agreement call for the financing of each Aircraft, upon delivery, over a 10-year period, at a maximum interest rate of LIBOR plus four percent (4%), secured by the Aircraft.

Cash and cash equivalents at March 31, 2002 and December 31, 2001 were approximately $47,000 and $380,000, respectively. Our working capital deficit totaled $1.4 million and $0.7 million at March 31, 2002 and December 31, 2001, respectively.

NIMBUS GROUP, INC.
(FORMERLY KNOWN AS TAKE TO AUCTION.COM, INC.)

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------


We used cash of approximately $0.3 million in operating activities for the three-month period ended March 31, 2002. This was primarily the result of a loss of approximately $0.8 million, as well as an increase in accounts receivable of $0.2 million, offset primarily by increases in accounts payable of approximately $0.5 million and in amounts due related party of $0.2 million. Accounts receivable increased primarily from funds not yet released to us upon us changing credit card company providers. Approximately $125,000 of the $170,000 receivable balance as of March 31, 2002 has been subsequently received. This receivable balance partially caused our increase in accounts payable as of March 31, 2002. We used cash of approximately $0.6 million in operating activities for the three-month periods ended March 31, 2001. This was primarily the result of a loss of approximately $1.3 million, the decrease in our inventory of approximately $0.5 million and the decrease in prepaid expenses and other currents assets of $0.2 million.

We used cash in investing activities of approximately $38,000 and $45,000 for the three-month periods ended March 31, 2002 and 2001 respectively, primarily related to certain costs capitalized in connection with internal use software.

We had no cash flows from financing activities for the three-month periods ended March 31, 2002 and 2001.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the quarter ended March 31, 2002, there have been no material changes in the information about our market risk as of December 31, 2001 as set forth in item 7A. of the 2001 Form 10-K.

PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1.  LEGAL PROCEEDINGS

See Note 5 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this quarterly report for certain other information relevant to ongoing legal matters, which is incorporated herein by this reference.

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

The Company did not issue or sell any unregistered securities during the quarter ended March 31, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (b) Reports on Form 8-K.

                No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2002

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

                                     Take to Auction.com


                                     By:      /s/ Ilia Lekach
                                        ------------------------------
                                              Ilia Lekach
                                              Chairman of the Board and
                                              interim Chief Executive Officer


                                     By:      /s/ Mitchell Morgan
                                        ------------------------------
                                              Mitchell Morgan
                                              Chief Financial Officer

Date:     May 15, 2002