Form 10-Q
period 2002-06-30
NIMBUS GROUP  INC
filed 2002-08-14
CIK 1093837

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report pursuant to Section 13 or 15(d) of the
         [X]       Securities Exchange Act of 1934
                   For the Quarterly Period Ended June 30, 2002

                                       OR

                   Transition Report Pursuant to Section 13 or 15(d) of
         [ ]       the Securities Exchange Act of 1934

                          Commission File No. 000-15034

                               NIMBUS GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Florida                                    01-0656115
       (State of Incorporation)                          (I.R.S. Employer
                                                       Identification Number)

    5555 Anglers Avenue, Suite 16
         Fort Lauderdale, FL                                  33312
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

         As of August 14, 2002, 7,438,889 shares of Common Stock, $.001 par value were outstanding.

                               NIMBUS GROUP, INC.



                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements.................................................................................  2

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations................  9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........................................  16

PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings......................................................................................16

Item 2.  Changes in Securities and Use of Proceeds..............................................................16

Item 6.  Exhibits and Reports on Form 8-K.......................................................................16



                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements


                       Nimbus Group, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (unaudited)

                                                                                   June 30,           December 31,
                                                                                     2002                 2001
                                                                                 ------------         ------------
                                  ASSETS
Current assets:
     Cash and cash equivalents                                                   $     30,552         $    379,775
     Accounts receivable                                                               99,622               51,641
     Shareholder receivable                                                            53,790               59,051
     Inventory, net                                                                   814,194              709,329
     Prepaid expenses and other current assets                                         79,251              159,184
                                                                                 ------------         ------------
           Total current assets                                                     1,077,409            1,358,980

Property and equipment, net                                                           541,771              755,057
Other                                                                                   4,786                8,810
                                                                                 ------------         ------------
           Total assets                                                          $  1,623,966         $  2,122,847
                                                                                 ============         ============

                        LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
     Accounts payable                                                            $    973,257         $    673,527
     Accrued expenses                                                                 218,672              346,341
     Amounts due to related party                                                   1,689,847              965,057
     Deferred revenue                                                                  23,060               66,641
                                                                                 ------------         ------------
           Total current liabilities                                                2,904,836            2,051,566

Commitments and Contingencies

Shareholders' equity (deficiency):
     Preferred shares, $0.001 par value, 10 million shares
        authorized, no shares issued and outstanding                                       --                   --
     Common shares, $0.001 par value, 50 million shares
        authorized, 7,438,889 and 7,438,889 shares
        issued and outstanding, respectively                                            7,439                7,439
     Additional paid-in capital                                                    10,988,796           10,988,796
     Accumulated deficit                                                          (12,277,105)         (10,924,954)
                                                                                 ------------         ------------
           Total shareholders' equity (deficiency)                                 (1,280,870)              71,281
                                                                                 ------------         ------------

           Total liabilities and shareholders' equity (deficiency)               $  1,623,966         $  2,122,847
                                                                                 ============         ============




         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       Nimbus Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (unaudited)


                                                    For the three-months                    For the six-months
                                                        ended June 30,                         ended June 30,
                                               -------------------------------         -------------------------------
                                                   2002               2001                2002                2001
                                               -----------         -----------         -----------         -----------
Net revenues                                   $ 2,935,726         $ 2,989,407         $ 6,040,877         $ 5,824,293
Cost of net revenues                             2,225,779           2,638,474           4,688,567           5,342,045
                                               -----------         -----------         -----------         -----------

      Gross margin                                 709,947             350,933           1,352,310             482,248
                                               -----------         -----------         -----------         -----------

Operating expenses:
   General and administrative expenses             659,477             821,829           1,406,194           1,761,748
   Auction fees                                    130,563             350,243             264,737             642,589
   Sales and marketing                             240,318               7,316             511,567              15,639
   Fulfillment                                     150,383             154,963             374,099             293,708
   Web site development expenses                    73,131              79,545             147,543             145,377
                                               -----------         -----------         -----------         -----------

      Total operating expenses                   1,253,872           1,413,896           2,704,140           2,859,061
                                               -----------         -----------         -----------         -----------

Net loss from operations                          (543,925)         (1,062,963)         (1,351,830)         (2,376,813)

Interest (expense) income, net                        (352)              6,543                (321)             21,132
                                               -----------         -----------         -----------         -----------

Net loss                                       $  (544,277)        $(1,056,420)        $(1,352,151)        $(2,355,681)
                                               ===========         ===========         ===========         ===========

Basic and diluted loss per common share        $     (0.07)        $     (0.14)        $     (0.18)        $     (0.32)
                                               ===========         ===========         ===========         ===========

Weighted average number of common
   shares outstanding                            7,438,889           7,438,889           7,438,889           7,438,889
                                               ===========         ===========         ===========         ===========





         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       Nimbus Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)


                                                                    For the six-months
                                                                      ended June 30,
                                                            ---------------------------------
                                                                2002                 2001
                                                            -----------           -----------
Cash flows from operating activities:
     Net loss                                               $(1,352,151)          $(2,355,681)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation and amortization                            252,734               224,146
     Change in operating assets and liabilities:
       Accounts receivable                                      (47,981)               28,029
       Shareholder receivables                                    5,261                38,395
       Inventory                                               (104,865)            1,040,336
       Prepaid expenses and other current assets                 79,933               200,785
       Other assets                                               4,024                   531
       Accounts payable                                         299,730              (228,430)
       Accrued expenses                                        (127,669)              319,162
       Amounts due to related party                             724,790                    --
       Deferred revenue                                         (43,581)             (201,607)
                                                            -----------           -----------
          Net cash used in operating activities                (309,775)             (934,334)
                                                            -----------           -----------

Cash flows from investing activities:
     Purchase of property and equipment                         (39,448)              (82,901)
                                                            -----------           -----------
          Net cash used in investing activities                 (39,448)              (82,901)
                                                            -----------           -----------

Net decrease in cash and cash equivalents                      (349,223)           (1,017,235)

Cash and cash equivalents at beginning of period                379,775             1,086,149
                                                            -----------           -----------
Cash and cash equivalents at end of period                  $    30,552           $    68,914
                                                            ===========           ===========





         The accompanying notes are an integral part of these condensed consolidated financial statements.

NIMBUS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
--------------------------------------------------------------------------------

1.   Basis of Presentation:

     The accompanying unaudited financial statements of Nimbus Group, Inc. (formerly known as Take to Auction.com, Inc.) (the "Company" or "Nimbus") for the periods indicated herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America ("Generally Accepted Accounting Principles") for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the Company's 2001 financial statements and notes thereto.

     The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company has incurred net losses since inception in the amount of approximately $12.3 million and has a deficiency in working capital of approximately $1.8 million. This factor, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's continuation as a going concern is dependent upon future events, including obtaining financing adequate to support the Company's cost structure and business plans. The Company is trying to raise additional funds through private offerings of its common shares, the proceeds of which will be used toward its working capital. However, there can be no assurance that such financings will be successful or that the ultimate proceeds will prove to be adequate.

     During January 2002, our Board adopted a formal plan of disposal of its wholly-owned subsidiary, Take to Auction.com, Inc. ("TTA"), in connection with an overall strategic program designed to focus the Company's resources on Nimbus Jets and the development of a national air taxi service.

     The Company is in negotiations and has signed a letter of intent to acquire 100% of the outstanding shares of a third party company (the "Target") that currently operates in the aviation industry and has a fixed based operation in Florida. The operations of the Target will be merged into the operations of Nimbus Jets. The merged company will continue to pursue the goal of becoming an air taxi service, and will provide vertically integrated operations, which are focused in maintenance and repair overhaul services, fixed based operations and regional fractional aircraft ownership.

     The letter of intent requires certain conditions to be met prior to or simultaneous with closing, including, but not limited to, the operations of TTA shall be transferred to a third party, members of the Company's Board of Directors shall resign and the Target shall have a minimum of $10 million in equity, $5 million in cash and not less than two FAA licenses. Completion of the purchase will be contingent upon the successful negotiation of a formal agreement and successful completion of due diligence procedures by both parties.


     The Company anticipates that TTA will be disposed of by December 31, 2002. The disposition will be accounted for in accordance with SFAS No. 144, which among other provisions, requires the plan of disposal to be carried out within one year. No provisions for estimated losses on disposal have been recorded during fiscal 2002, as the Company cannot reasonably determine whether a loss on disposal will be incurred. Primarily all assets, liabilities, revenues and expenses reflected in the accompanying condensed consolidated financial statements relate to TTA.

NIMBUS GROUP, INC.

--------------------------------------------------------------------------------

1.   Basis of Presentation, Continued:

     Certain reclassifications to the Company's 2001 financial statements were made to conform them to classifications used in 2002.

2.   Recent Accounting Pronouncements:

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS No. 143"), "Accounting for Obligations associated with the Retirement of Long-Lived Assets". SFAS No. 143 provides accounting guidance for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The impact of the transition to SFAS No. 143 was not material to the condensed consolidated financial statements.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets". This statement replaces FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This statement also replaces APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business. This statement requires that those long-lived assets be valued at the lower of carrying amount or fair value less costs to sell, whether reported in continuing operations or in discontinued operations. Accordingly, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have net yet occurred. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The impact of the transition to SFAS No. 144 was not material to the condensed consolidated financial statements.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management has not yet determined the impact of the transition to SFAS No. 146 to the condensed consolidated financial statements.

NIMBUS GROUP, INC.

--------------------------------------------------------------------------------

3.   Property and Equipment:

     Property and equipment include the following:


                                               Estimated
                                              useful lives
                                               (in years)        June 30, 2002      December 31, 2001
                                               ----------        -------------      -----------------
Computer equipment                               3                $   501,215          $  500,607
Computer software                                3                    791,480              752,640
Furniture and fixtures                           5                     86,001               86,001
Telecommunication equipment                      5                     39,485               39,485
Leasehold improvements                           5                    130,231              130,231
                                                                  -----------          ----------
                                                                    1,548,412           1,508,964
Less: accumulated depreciation
          and amortization                                         (1,006,641)           (753,907)
                                                                  -----------          ----------

Property and equipment, net                                       $   541,771          $  755,057
                                                                  ===========          ==========


     As of June 30, 2002, all amounts capitalized relating to internal use software have been placed into service and are being amortized over its estimated useful life.

4.   Related Party Transactions:

     During November 2000, the Company loaned its Chairman of the Board approximately $100,000. During fiscal 2001 and during the six-month period ended June 30, 2002, principal payments of approximately $44,000 and $6,000, respectively, were received. The remaining amount is due on demand and accrues interest at the prime rate plus two percent. This loan is classified as shareholder receivables in the accompanying condensed consolidated balance sheet.

     On October 1, 2000, the Company entered into a six-month service agreement with Perfumania.com, Inc., a subsidiary of E Com Ventures, Inc., a related party, ("ECMV"), to outsource the Company's warehouse and distribution functions. This agreement automatically renewed for successive one-year terms. This service agreement included order processing, inventory management, warehousing, fulfillment and shipping of product. This agreement was variable, based on volume of sales, however, the agreement included monthly minimum fees if such volume levels were not obtained. Effective September 1, 2001, this service agreement was terminated.

     Effective September 1, 2001, the Company entered into a licensing agreement with Perfumania.com to license its retail fragrance Web site. Under the terms of the agreement, the Company pays royalties to Perfumania.com of 5% of defined product sales for sales up to $8 million per annum, decreasing to 3% on sales exceeding $11 million per annum. Royalty expense under this agreement for the three and six month periods ended June 30, 2002 were approximately $47,000 and $88,000, respectively. In addition, the Company rents approximately 20,000 square feet of warehouse facilities from Perfumania.com for approximately $15,000 per month. Approximately $1.7 million and $1.0 million was accrued and classified as amounts due to related party in the accompanying condensed consolidated balance sheets as of June 30, 2002 and December 31, 2001, respectively. Of the approximately $1.7 million and $1.0 million accrued for in the accompanying condensed consolidated

NIMBUS GROUP, INC.

--------------------------------------------------------------------------------

4.   Related Party Transactions:

     balance sheets, approximately $1.0 and $0.2 related to the purchase of inventory as of June 30, 2002 and December 31, 2001, respectively.

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

     On December 9, 2001, we entered into an agreement with Eclipse Aviation Corp. ("Eclipse"), which is a start up company, to purchase 1,000 Eclipse 500 aircraft (the "Aircraft") to be delivered over a five-year period beginning in 2004. The price to be paid for each Aircraft was to be $837,500 in June 2000 dollars and was subject to pricing adjustments of up to five percent (5%) per year.

     Under the terms of the Eclipse agreement, we were to make non-escrowed deposits (the "Deposits") to Eclipse in the amount of 20% of the estimated delivery price for the first two-year delivery commitment of 70 Aircraft, or $11.7 million ($167,500 per Aircraft) by June 30, 2002. Eclipse was not required to deliver the Aircraft until the Deposits were received. The subsequent years' 930 Aircraft delivery commitment were not to become a firm Eclipse delivery commitment until the full $11.7 million Deposit was received.

     During January 2002, the Company issued 1,532,846 shares of its common stock, valued at $2 million, to Eclipse in satisfaction of the Deposit on the first 10 Aircraft. On March 12, 2002, Eclipse filed with the Securities and Exchange Commission on Form 3 - Initial Statement of Beneficial Ownership of Securities, upon its acceptance of our common stock. Eclipse subsequently returned the common stock to the Company, stating its anticipated difficulty in liquidating its ownership position in the Company. On July 3, 2002, the Company received notice from Eclipse that its agreement to purchase the Aircraft was terminated due to the Company's failure to make the Deposit payment by June 30, 2002. The Company did not agree to the return of the common stock and therefore, management believes that rights to the first 10 Aircraft are still vested in the Company. The Company is currently contemplating its response to the contract termination by Eclipse and how such termination and potential response will affect the Company's ability to realize its business objectives going forward

     On February 8, 2002, we entered into a non-binding agreement with DAFIN Asset Finance Limited to provide the financing for the Aircraft. Terms of the agreement call for the financing of each Aircraft over a 10-year period, at a maximum interest rate of LIBOR plus four percent (4%), secured by the Aircraft.

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

Overview- Nimbus Jets

Nimbus Jets, a start-up air taxi service, plans to offer a convenient and cost-effective private jet solution for business travelers and individuals alike. Unlike current alternative methods of flying, primarily commercial, charter or fractional ownership, Nimbus Jets would be a fly on-demand private air taxi service. The heart of our strategy was the acquisition of an extremely cost-efficient fleet of jet aircraft, such as the one developed by Eclipse.

The Company is in negotiations and has signed a letter of intent to acquire 100% of the outstanding shares of a third party company (the "Target") that currently operates in the aviation industry and has a fixed based operation in Florida. The operations of the Target will be merged into the operations of Nimbus Jets. The merged company will continue to pursue the goal of becoming an air taxi service, and will provide vertically integrated operations, which are focused in maintenance and repair overhaul services, fixed based operations and regional fractional aircraft ownership.

The letter of intent requires certain conditions to be met prior to or simultaneous with closing, including, but not limited to, the operations of TTA shall be transferred to a third party, members of the Company's Board of Directors shall resign and the Target shall have a minimum of $10 million in equity, $5 million in cash and not less than two FAA licenses. Completion of the purchase will be contingent upon the successful negotiation of a formal agreement and successful completion of due diligence procedures by both parties.

On December 9, 2001, we entered into an agreement with Eclipse Aviation Corp. ("Eclipse"), which is a start-up company, to purchase 1,000 Eclipse 500 aircraft (the "Aircraft") to be delivered over a five-year period beginning in 2004. The price to be paid for each Aircraft was to be $837,500 in June 2000 dollars and was subject to pricing adjustments of up to five percent (5%) per year.

Under the terms of the Eclipse agreement, we were to make non-escrowed deposits (the "Deposits") to Eclipse in the amount of 20% of the estimated delivery price for the first two-year delivery commitment of 70 Aircraft, or $11.7 million ($167,500 per Aircraft) by June 30, 2002. Eclipse was not required to deliver the Aircraft until the Deposits were received. The subsequent years' 930 Aircraft delivery commitment were not to become a firm Eclipse delivery commitment until the full $11.7 million Deposit was received.

During January 2002, the Company issued 1,532,846 shares of its common stock, valued at $2 million, to Eclipse in satisfaction of the Deposit on the first 10 Aircraft. On March 12, 2002, Eclipse filed with the Securities and Exchange Commission on Form 3 - Initial Statement of Beneficial Ownership of Securities, upon its acceptance of our common stock. Eclipse subsequently returned the common stock to the Company, stating its anticipated difficulty in liquidating its ownership position in us. On July 3, 2002, the Company received notice from Eclipse that its agreement to purchase the Aircraft was terminated due to the Company's failure to make the Deposit payment by June 30, 2002. The Company did not agree to the

NIMBUS GROUP, INC.

Management's Discussion and Analysis of Results of Operations and Financial Condition (Continued)
--------------------------------------------------------------------------------

return of the common stock and therefore, management believes that rights to the first 10 Aircraft are still vested in the Company.

As of August 1, 2002, Nimbus Jets has not yet commenced any operational activities.

Overview- Take to Auction

Today, all of our revenues are generated by our wholly owned subsidiary, Take to Auction.com, Inc. (TTA). TTA commenced operations on the World Wide Web during July 1999. During its operating history, TTA has evolved from being solely a membership community, where its members would list and profit from selling merchandise at online auction sites, to selling items directly in multiple wholesale and retail distribution channels. These selling channels consist primarily of online auction sites (TTA Auctions), a retail Web site (TTA Direct), a retail Web site we operate through a license agreement (Perfumania.com), and our users' virtual storefronts (TTA Superstores) (collectively the "TTA Network"). The TTA Network utilizes a common infrastructure, including our inventory selection, order processing, payment processing, customer service and fulfillment of the products.

TTA Auctions lists and sells merchandise at online auction sites. Currently, we sell at eBay, Yahoo! Auctions and uBid. Online auction sites like eBay pioneered person-to-person trading of a wide range of goods over the Internet using an efficient and entertaining auction format and has grown into the largest and most popular person-to-person trading community on the Internet.

TTA also operates TTA Direct, our virtual retail storefront, which sells products to the general public, and the Perfumania.com retail storefront, which offers over 2,000 fragrance and fragrance-related products, including bath and aromatherapy products.

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

Results of Operations

The results of operations for the three and six month periods ended June 30, 2002 and 2001 reflect the results of operations for our wholly owned subsidiary TTA. Nimbus Jets has not yet commenced any operational activities. Start-up costs for Nimbus Jets are expensed to operations as incurred and are discussed further in general and administrative expenses below.

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

NIMBUS GROUP, INC.

Management's Discussion and Analysis of Results of Operations and Financial Condition (Continued)
--------------------------------------------------------------------------------

Overall net revenues increased 4% or approximately $0.2 million to approximately $6.0 million for the six-month period ended June 30, 2002, compared to approximately $5.8 million for the six-month period ended June 30, 2001.

Auction revenues decreased by approximately $2.0 million to $2.0 million for the six-month period ended June 30, 2002 compared to $4.0 million for the six-month period ended June 30, 2001. We continue to make a concerted effort to decrease the number of auction listings at auction sites that charge listing fees due to the high variable costs associated with selling items at these auction sites verses selling items through our other sales outlets. Accordingly, we believe auction revenues will continue to decrease in the future.

For the six-month period ended June 30, 2002, revenues from TTA Direct increased approximately $0.8 million to approximately $1.2 million compared to approximately $0.4 million for the six-month period ended June 30, 2001 (excludes sales during the six-month period ended June 30, 2001 of approximately $350,000 to a company owned 100% by one of our shareholders. We do not anticipate these sales to recur in the future). Sales from TTA Direct increased due to our continued focus on marketing. See "Results of Operations - Sales and Marketing."

During April 2001, we launched TTA Superstores. For the six-month period ended June 30, 2002, revenues from TTA Superstores increased approximately $0.2 million to approximately $0.3 million compared to approximately $0.1 million for the six-month period ended June 30, 2001. The increase in revenue from TTA Superstores is primarily attributable to the increase in the number of Superstores from approximately 700 as of June 30, 2001 to approximately 2,300 as of June 30, 2002.

TTA began operating Perfumania.com in September 2001, and accordingly we did not generate comparable revenues for the six-month period ended June 30, 2001. For the six-month period ended June 31, 2002, net revenues generated from Perfumania.com were approximately $1.8 million. We expect to grow our "affiliate marketing" programs, resulting in an increase in future net revenue. See "Results of Operations -- Sales and Marketing."

For the six-month period ended June 30, 2002, membership revenues decreased approximately $470,000 to approximately $30,000, compared to approximately $0.5 million for the six-month period ended June 30, 2001. Effective June 2001, we suspended acceptance of new TTA Auction members, and accordingly, membership revenues continued to decrease during 2002 as membership terms expired in June 2002. Membership revenue recognized during the six-month period ended June 30, 2001 resulted primarily from the recognition of membership fees from fiscal 2000 earned over the annual membership term. For the six-month periods ended June 30, 2002 and 2001, we generated approximately $66,000 and $22,000, respectively, from TTA Superstore setup fees resulting primarily from the increase in the number of stores discussed above. For the six-month period ended June 30, 2002, shipping and handling fees increased approximately $0.2 million to approximately $0.7 million compared to approximately $0.5 million for the six-month period ended June 30, 2001, primarily due to the additional transactional volume generated from the Perfumania.com sales discussed above.

Auction revenues were approximately $0.9 million for the three-month period ended June 30, 2002 and approximately $2.1 million for the three-month period ended June 30, 2001. During 2002, we made a concerted effort to decrease the number of auction listings at auction sites that charge listing fees due to the high variable costs associated with selling items at these auction sites verses selling items through our other sales outlets. Accordingly, auction revenues decreased by $1.2 million when compared to the comparable period in 2001.

NIMBUS GROUP, INC.

Management's Discussion and Analysis of Results of Operations and Financial Condition (Continued)
--------------------------------------------------------------------------------

For the three-month period ended June 30, 2002, revenues from TTA Direct increased approximately $0.3 million to approximately $0.6 million compared to approximately $0.3 million for the three-month period ended June 30, 2001. Sales increased due to our continued focus on marketing. See "Results of Operations - Sales and Marketing."

During April 2001, we launched TTA Superstores. For the three-month period ended June 30, 2002, revenues from TTA Superstores increased approximately $56,000 to approximately $124,000 compared to approximately $68,000 for the three-month period ended June 30, 2001. The increase in revenue from TTA Superstores is primarily attributable to the increase in the number of Superstores from approximately 700 as of June 30, 2001 to approximately 2,300 as of June 30, 2002.

TTA began operating Perfumania.com in September 2001, and accordingly we did not generate comparable revenues for the three-month period ended June 30, 2001. For the three-month period ended June 30, 2002, net revenues generated from Perfumania.com were approximately $0.9 million. We expect to grow our "affiliate marketing" programs, resulting in an increase in future net revenue. See "Results of Operations -- Sales and Marketing."

For the three-month period ended June 30, 2002, membership revenues decreased approximately $247,000 to approximately $4,000, compared to approximately $251,000 for the three-month period ended June 30, 2001. Effective June 2001, we suspended acceptance of new TTA Auction members, and accordingly, membership revenues continued to decrease during 2002 as membership terms expired in June 2002. Membership revenue recognized during the three-month period ended June 30, 2001 resulted primarily from the recognition of membership fees from fiscal 2000 earned over the annual membership term. For the three-month periods ended June 30, 2002 and 2001, we generated approximately $28,000 and $22,000, respectively, from TTA Superstore setup fees resulting primarily from the increase in the number of stores discussed above. For the three-month period ended June 30, 2002, shipping and handling fees remained relatively flat at $0.3 million due to net revenues remaining relatively flat during the comparable period.

COST OF NET REVENUES. Cost of net revenues consist primarily of the cost of the merchandise sold and outbound shipping costs related to those items. Cost of net revenues decreased approximately $0.7 million to approximately $4.7 million for the six-month period ended June 30, 2002, compared to approximately $5.4 million for the six-month period ended June 30, 2001. Cost of net revenues as a percentage of revenues were approximately 78% for the six-month period ended June 30, 2002, and 92% for the six-month period ended June 30, 2001. Cost of net revenues decreased approximately $0.4 million to approximately $2.2 million for the three-month period ended June 30, 2002, compared to approximately $2.6 million for the three-month period ended June 30, 2001. Cost of net revenues as a percentage of revenues were approximately 76% for the three-month period ended June 30, 2002, and 88% for the three-month period ended June 30, 2001. We believe that our cost of net revenues will continue to decrease as a percentage of net revenues as we continue to sell more products through our retail outlets, including Perfumania.com, TTA Superstores, and TTA Direct. Effective September 1, 2001, we entered into a licensing agreement with Perfumania.com to operate the Perfumania.com retail Web site. Products sold through Perfumania.com average higher gross margins than products sold through TTA Auctions, TTA Direct, and TTA Superstores.

NIMBUS GROUP, INC.

Management's Discussion and Analysis of Results of Operations and Financial Condition (Continued)
--------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses decreased approximately $0.2 million to approximately $0.6 million for the three-month period ended June 30, 2002 compared to approximately $0.8 million for the three-month period ended June 30, 2001. General and administrative expenses as a percentage of net revenues were 22% for the three-month period ended June 30, 2002 and 28% for the three-month period ended June 30, 2001. General and administrative expenses decreased approximately $0.4 million to approximately $1.4 million for the six-month period ended June 30, 2002 compared to approximately $1.8 million for the six-month period ended June 30, 2001. General and administrative expenses as a percentage of net revenues were 23% for the six-month period ended June 30, 2002 and 30% for the six-month period ended June 30, 2001. We continued to improve our operating efficiencies throughout the three and six-month periods ended June 30, 2002 by implementing certain cost containment initiatives. Also included in general and administrative expenses during the three and six-month periods ended June 30, 2002 are costs of approximately $17,000 and $58,000, respectively, relating to Nimbus Group, including start up costs incurred in connection with our development stage enterprise, Nimbus Jets.

AUCTION FEES. Auction fees consist of fees incurred by us for posting and selling items at online auction sites. Auction fees decreased approximately $0.2 million to approximately $0.1 million for the three-month period ended June 30, 2002, compared to approximately $0.3 million for the three-month period ended June 30, 2001. Auction fees decreased approximately $0.3 million to approximately $0.3 million for the six-month period ended June 30, 2002, compared to approximately $0.6 million for the six-month period ended June 30, 2001. The decreased completed transaction volume from auctions described above contributed to the decline in auction fees.

We intend to improve auctions fees, as a percentage of net revenues by using leverage to negotiate favorable fees with other online auction companies. We signed a letter of intent with Yahoo! Auctions to provide custom online auction functionality for us. As a Featured Seller of Yahoo! Auctions, they have agreed to promote our auction listings throughout their Web site. On November 20, 2001, we entered into a "Preferred Merchant" agreement with uBid to list products to be offered at uBid. During the term of this agreement, uBid will promote TTA Auctions online. Both Yahoo! Auctions and uBid offer fees that are more advantageous than fees charged by other online auction sites, and thus, we believe increasing the number of items listed at these auction sites will reduce auction fees, as a percentage of net revenues, in the future.

SALES AND MARKETING. Sales and marketing expenses consist of fees incurred for advertising and promotion of our brand. Sales and marketing increased approximately $233,000 to approximately $240,000 for the three-month period ended June 30, 2002 compared to approximately $7,000 for the three-month period ended June 30, 2001. Sales and marketing increased approximately $496,000 to approximately $512,000 for the six-month period ended June 30, 2002 compared to approximately $16,000 for the six-month period ended June 30, 2001. We use e-mail promotions to targeted buyers of our merchandise. In addition, we employ "affiliate marketing", whereby we pay an affiliate for a successful referral to one of our Web sites. We also employ search engine keyword sponsorship on a "pay-for-performance" basis, meaning that the search engines are paid upon a successful referral to our Web site only. Finally, we submit our products through a data-feed to several high trafficked price comparison Web sites. We feel that this traffic is very targeted and converts into buyers of our merchandise. We anticipate these last three types of marketing expenses to increase in the future as our affiliate network continues to grow. Effective September 1, 2001, we entered into a licensing agreement with Perfumania.com to operate the Perfumania.com retail Web site. Under the terms of the agreement, we pay royalties to Perfumania.com of 5% of defined product sales for sales up to $8 million per annum, decreasing to 3% on sales exceeding $11 million per annum. Sales and marketing

NIMBUS GROUP, INC.

Management's Discussion and Analysis of Results of Operations and Financial Condition (Continued)
--------------------------------------------------------------------------------

expenses will continue to increase in the future as we continue to promote the Perfumania.com website. Royalty expense under this agreement for the three and six-month period ended June 30, 2002 were approximately $47,000 and $88,000, respectively.

FULFILLMENT FEES. Fulfillment fees consist of payroll expenses for our warehouse personnel and fees incurred by us to warehouse and fulfill products shipped to our customers as well as fees incurred by us for payment processing. Fulfillment fees decreased approximately $5,000 to approximately $150,000 for the three-month period ended June 30, 2002 compared to approximately $155,000 for the three-month period ended June 30, 2001. Fulfillment fees increased approximately $80,000 to approximately $374,000 for the six-month period ended June 30, 2002 compared to approximately $294,000 for the six-month period ended June 30, 2001. Fulfillment fees as a percentage of net revenues increased to 6% for the six -month period ended June 30, 2002 compared to 5% for the six-month period ended June 30, 2001, due primarily to costs incurred for securing additional warehousing space and personnel needed to operate the Perfumania.com retail Web site and to allow for future growth within the TTA Network.

WEB SITE DEVELOPMENT EXPENSES. Web site development expenses consist principally of expenses incurred to develop and maintain our network operations and systems and telecommunications infrastructure. Web site development expenses decreased approximately $6,000 to $73,000 for the three-month period ended June 30, 2002 compared to approximately $79,000 for the three-month period ended June 30, 2001. Web site development expenses increased approximately $2,000 to $147,000 for the six-month period ended June 30, 2002 compared to approximately $145,000 for the six-month period ended June 30, 2001. Although we believe that the majority of our Web site development is currently completed, our development costs should increase slightly in the future in order to increase our network infrastructure to facilitate and maintain our operations. Web site development costs, as a percentage of net revenues, are expected to continue to decrease in the future.

INCOME TAXES. We provided a valuation allowance of approximately $0.2 million and $0.5 million for the three and six-month periods ended June 30, 2002, respectively and $0.4 million and $0.9 million for the three and six month periods ended June 30, 2001, respectively, to provide fully for the net deferred tax assets since management believes that it is more likely than not that these amounts will not be realized due to our recurring losses.

NET LOSS. As a result of the factors discussed above, the net loss totaled approximately $0.5 million and $1.1 million for the three-month periods ended June 30, 2002 and 2001, respectively, and $1.4 million and $2.4 million for the six-month periods ended June 30, 2002 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have had negative cash flows since inception, resulting primarily from our wholly owned subsidiary, TTA. During January 2002, our Board adopted a formal plan of disposition of TTA, in connection with an overall strategic program designed to focus our resources on Nimbus Jets and the development of a national air taxi service. Our working capital to date has been provided primarily by the proceeds from our initial capitalization of $1 million, other private placements, the issuance of the Notes (see below), and our initial public offering consummated in June 2000.

NIMBUS GROUP, INC.

Management's Discussion and Analysis of Results of Operations and Financial Condition (Continued)
--------------------------------------------------------------------------------

Cash and cash equivalents at June 30, 2002 and December 31, 2001 were approximately $31,000 and $380,000, respectively. Our working capital deficit totaled $1.8 million and $0.7 million at June 30, 2002 and December 31, 2001, respectively.

We used cash of approximately $0.3 million in operating activities for the six-month period ended June 30, 2002. This was primarily the result of a loss of approximately $1.4 million, as well as an increase in inventory of $0.1 million, offset primarily by increases in accounts payable of approximately $0.3 million and in amounts due to related party of $0.7 million. The increase in amounts due to related party resulted primarily from the cost of inventory sold through Perfumania.com. We used cash of approximately $0.9 million in operating activities for the six-month period ended June 30, 2001. This was primarily the result of a loss of approximately $2.4 million, as well as decreases in accounts payable of $0.2 million, and in deferred revenue of $0.2 million, all of which were offset in part by an increase in accrued expenses of $0.3 million and decreases in our inventory of $1.0 million and prepaid expenses and other current assets of $0.2 million. During the six-month period ended June 30, 2001, inventory levels were decreased in an effort to liquidate some of our slower moving inventory items and provide the necessary cash flows to fund our current operations.

We used cash in investing activities of approximately $40,000 and $83,000 for the six-month periods ended June 30, 2002 and 2001 respectively, primarily related to certain costs capitalized in connection with internal use software.

We had no cash flows from financing activities for the three and six-month periods ended June 30, 2002 and 2001, respectively.

During November 2000, the Company loaned its Chairman of the Board approximately $100,000. During 2001 and during the six-month period ended June 30, 2002, principal payments of approximately $44,000 and $6,000, respectively, were made. The remaining amount is due on demand and accrues interest at the prime rate plus two percent.

On February 8, 2002, we entered into a non-binding agreement with DAFIN Asset Finance Limited to provide the financing for the Aircraft. Terms of the agreement call for the financing of each Aircraft, upon delivery, over a 10-year period, at a maximum interest rate of LIBOR plus four percent (4%), secured by the Aircraft.

We have incurred net losses since inception, and our ability to ultimately obtain profitable operations is dependent upon future events, including without limitation, obtaining financing adequate to support our cost structure and business plans. We are trying to raise additional funds through the private offering of our Common Shares and we have adopted a formal plan to divest TTA. Although we believe that our current business strategy, a private offering of our Common Shares, and/or the proceeds received from the sale of TTA will provide us with sufficient operating cash flow through fiscal 2002, there can be no assurance that such business strategy will be successfully implemented, that it will be completed in a timely manner, that funding on a private offering will be successfully completed, that the sale of TTA will be successfully completed, or that our future cash flows will be sufficient to meet all of our obligations and commitments. We anticipate that we may need to raise additional funds subsequent to fiscal 2002 and through the commencement of operations of Nimbus Jets, currently anticipated in the beginning of 2004. The failure to generate such sufficient cash flows could significantly adversely affect the market value of our common stock and the operation of our business, results of operations and financial condition.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the quarter ended June 30, 2002, there have been no material changes in the information about our market risk as of December 31, 2001 as set forth in item 7A. of the 2001 Form 10-K.

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

Item 2. Change in Securities and Use of Proceeds

The Company did not issue or sell any unregistered securities during the quarter ended June 30, 2002.

Item 6. Exhibits and Reports on Form 8-K

     (b) Reports on Form 8-K.

                No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer.

                                       Take to Auction.com


                                       By: /s/ Ilia Lekach
                                           -------------------------------------
                                               Ilia Lekach
                                               Chairman of the Board and
                                               interim Chief Executive Officer



                                       By: /s/ Mitchell Morgan
                                           -------------------------------------
                                               Mitchell Morgan
                                               Chief Financial Officer


Date: August 14, 2002