Form 10-Q
period 2002-09-30
NIMBUS GROUP  INC
filed 2002-11-14
CIK 1093837

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of | the Securities Exchange Act of 1934

                          COMMISSION FILE NO. 000-15034

                               NIMBUS GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               FLORIDA                                01-0656115
     ------------------------                        ----------------
     (State of Incorporation)                        (I.R.S. Employer
                                                  Identification Number)

       5555 ANGLERS AVENUE, SUITE 16
            FORT LAUDERDALE, FL                              33312
   ----------------------------------------                ----------
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

         As of November 13, 2002, 7,438,889 shares of Common Stock, $.001 par value were outstanding.

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



                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                       NIMBUS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                               SEPTEMBER 30,      DECEMBER 31,
                                                                                  2002                2001
                                                                               ------------       ------------
                                  ASSETS

Current assets:
     Cash and cash equivalents                                                 $     11,522       $    379,775
     Accounts receivable                                                             35,490             51,641
     Shareholder receivable                                                          54,620             59,051
     Inventory, net                                                                 346,945            709,329
     Prepaid expenses and other current assets                                       68,567            159,184
                                                                               ------------       ------------
           Total current assets                                                     517,144          1,358,980

Property and equipment, net                                                         416,228            755,057
Other                                                                                 9,724              8,810
                                                                               ------------       ------------
           Total assets                                                        $    943,096       $  2,122,847
                                                                               ============       ============

                        LIABILITIES AND SHAREHOLDERS' (DEFICIENCY) EQUITY

Current liabilities:
     Accounts payable                                                          $    504,306       $    673,527
     Accrued expenses                                                               239,114            346,341
     Amounts due to related party                                                 1,991,122            965,057
     Deferred revenue                                                                11,692             66,641
                                                                               ------------       ------------
           Total current liabilities                                              2,746,234          2,051,566

Commitments and Contingencies

Shareholders' (deficiency) equity :
     Preferred shares, $0.001 par value, 10 million shares
        authorized, no shares issued and outstanding                                     --                 --
     Common shares, $0.001 par value, 50 million shares
        authorized, 7,438,889 and 7,438,889 shares
        issued and outstanding, respectively                                          7,439              7,439
     Additional paid-in capital                                                  10,988,796         10,988,796
     Accumulated deficit                                                        (12,799,373)       (10,924,954)
                                                                               ------------       ------------
           Total shareholders' (deficiency) equity                               (1,803,138)            71,281
                                                                               ------------       ------------

           Total liabilities and shareholders' (deficiency) equity             $    943,096       $  2,122,847
                                                                               ============       ============





         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       NIMBUS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                  FOR THE THREE-MONTHS               FOR THE NINE-MONTHS
                                                  ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                             -----------------------------       -----------------------------
                                                 2002              2001              2002              2001
                                             -----------       -----------       -----------       -----------
Net revenues                                 $ 2,405,405       $ 2,389,877       $ 8,446,282       $ 8,214,171
Cost of net revenues                           1,877,235         2,031,885         6,565,802         7,373,928
                                             -----------       -----------       -----------       -----------
      Gross margin                               528,170           357,992         1,880,480           840,243
                                             -----------       -----------       -----------       -----------

Operating expenses:
   General and administrative expenses           598,230           752,897         2,004,422         2,514,650
   Auction fees                                   93,160           211,195           357,897           853,784
   Sales and marketing                           185,045            31,493           696,613            47,132
   Fulfillment                                   116,638           181,711           490,737           475,419
   Web site development expenses                  58,059            74,998           205,602           220,374
                                             -----------       -----------       -----------       -----------
      Total operating expenses                 1,051,132         1,252,294         3,755,271         4,111,359
                                             -----------       -----------       -----------       -----------
Net loss from operations                        (522,962)         (894,302)       (1,874,791)       (3,271,116)

Interest income, net                                 693             1,690               372            22,823
                                             -----------       -----------       -----------       -----------
Net loss                                     $  (522,269)      $  (892,612)      $(1,874,419)      $(3,248,293)
                                             ===========       ===========       ===========       ===========
Basic and diluted loss per common share      $     (0.07)      $     (0.12)      $     (0.25)      $     (0.44)
                                             ===========       ===========       ===========       ===========
Weighted average number of common
   shares outstanding                          7,438,889         7,438,889         7,438,889         7,438,889
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

                       NIMBUS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                             FOR THE NINE-MONTHS
                                                             ENDED SEPTEMBER 30,
                                                         -----------------------------
                                                              2002              2001
                                                         -----------       -----------
Cash flows from operating activities:
     Net loss                                            $(1,874,419)      $(3,248,293)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation and amortization                         379,893           341,534
     Change in operating assets and liabilities:
       Accounts receivable                                    16,151            40,434
       Shareholder receivables                                 4,431            36,519
       Inventory                                             362,384         1,714,132
       Prepaid expenses and other current assets              90,617           352,536
       Other assets                                             (914)              975
       Accounts payable                                     (169,221)         (369,245)
       Accrued expenses                                     (107,227)          473,128
       Amounts due to related party                        1,026,065                --
       Deferred revenue                                      (54,949)         (377,516)
                                                         -----------       -----------
          Net cash used in operating activities             (327,189)       (1,035,796)
                                                         -----------       -----------

Cash flows from investing activities:
     Purchase of property and equipment                      (41,064)         (123,020)
                                                         -----------       -----------
          Net cash used in investing activities              (41,064)         (123,020)
                                                         -----------       -----------

Cash flows from financing activities:
     Book overdraft                                               --            72,667
                                                         -----------       -----------
          Net cash provided by financing activities               --            72,667
                                                         -----------       -----------

Net decrease in cash and cash equivalents                   (368,253)       (1,086,149)

Cash and cash equivalents at beginning of period             379,775         1,086,149
                                                         -----------       -----------
Cash and cash equivalents at end of period               $    11,522       $        --
                                                         ===========       ===========




         The accompanying notes are an integral part of these condensed consolidated financial statements.

NIMBUS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION:

     The accompanying unaudited financial statements of Nimbus Group, Inc. (the "Company" or "Nimbus") for the periods indicated herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America ("Generally Accepted Accounting Principles") for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the Company's 2001 financial statements and notes thereto.

     The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company has incurred net losses since inception in the amount of approximately $12.8 million and has a deficiency in working capital of approximately $2.2 million. This factor, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's continuation as a going concern is dependent upon future events, including obtaining financing adequate to support the Company's cost structure and business plans. The Company is attempting to raise additional funds through private offerings of its common shares and/or the sale of its wholly owned subsidiary, Take to Auction.com ("TTA"), the proceeds of which will be used toward its working capital. However, there can be no assurance that such financings and/or sale will be successful or that the ultimate proceeds will prove to be adequate.

     During January 2002, the Company's Board adopted a formal plan of disposal of TTA, in connection with an overall strategic program designed to focus the Company's resources on Nimbus Jets and the development of a national air taxi service.

     The Company was in negotiations to acquire 100% of the outstanding shares of a third party company (the "Target") that operated in the aviation industry and had a fixed based operation in Florida. The operations of the Target would have been merged into the operations of Nimbus Jets. During October 2002, the tentative merger agreement between the Target and us was terminated, primarily due to difficulties surrounding the listing requirements with the American Stock Exchange based on a change of control provision. The Company will continue to seek alternative strategies in its development of a national air taxi service.

     On September 30, 2002, the Company received an offer from a third party company to purchase substantially all of the assets and certain liabilities of TTA. Completion of the purchase will be contingent upon the successful negotiation of a formal purchase agreement and successful completion of due diligence procedures by both parties. See Note 6: Subsequent Events.

     The Company anticipates that TTA will be disposed of by December 31, 2002. The disposition will be accounted for in accordance with SFAS No. 144, which among other provisions, requires the plan of disposal to be carried out within one year. No provisions for estimated losses on disposal have been recorded during fiscal year 2002, as the Company cannot reasonably determine whether a loss on disposal will be incurred. Primarily all assets, liabilities, revenues and expenses reflected in the accompanying condensed consolidated financial statements relate to TTA.

NIMBUS GROUP, INC.

------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION, CONTINUED:

     Certain reclassifications to the Company's 2001 financial statements were made to conform them to classifications used in 2002.

2.   RECENT ACCOUNTING PRONOUNCEMENTS:

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management has not yet determined the impact SFAS No. 146 compliance will have on the condensed consolidated financial statements.

3.   PROPERTY AND EQUIPMENT:

     Property and equipment include the following:

                                               ESTIMATED
                                              USEFUL LIVES
                                               (IN YEARS)            SEPTEMBER 30, 2002              DECEMBER 31, 2001
                                               ----------            ------------------              -----------------
     Computer equipment                            3                   $     501,216                  $     500,607
     Computer software                             3                         793,095                        752,640
     Furniture and fixtures                        5                          86,001                         86,001
     Telecommunication equipment                   5                          39,485                         39,485
     Leasehold improvements                        5                         130,231                        130,231
                                                                       --------------                ---------------
                                                                           1,550,028                      1,508,964
     Less: accumulated depreciation
               and amortization                                          (1,133,800)                      (753,907)
                                                                       --------------                ---------------

     Property and equipment, net                                       $     416,228                  $     755,057
                                                                       ==============                ===============



     As of September 30, 2002, all amounts capitalized relating to internal use software have been placed into service and are being amortized over its estimated useful life.

NIMBUS GROUP, INC.

--------------------------------------------------------------------------------

4.   RELATED PARTY TRANSACTIONS:

     During November 2000, the Company loaned its Chairman of the Board approximately $100,000. During fiscal 2001 and during the nine-month period ended September 30, 2002, principal payments of approximately $44,000 and $7,000, respectively, were received. The remaining amount is due on demand and accrues interest at the prime rate plus two percent. This loan is classified as shareholder receivables in the accompanying condensed consolidated balance sheet.

     On October 1, 2000, the Company entered into a six-month service agreement with Perfumania.com, Inc., a subsidiary of E Com Ventures, Inc., a related party, ("ECMV"), to outsource the Company's warehouse and distribution functions. This agreement automatically renewed for successive one-year terms. This service agreement included order processing, inventory management, warehousing, fulfillment and product shipment. This agreement was variable, based on volume of sales, however, the agreement included monthly minimum fees if such volume levels were not obtained. Effective September 1, 2001, this service agreement was terminated.

     Effective September 1, 2001, the Company entered into a licensing agreement with Perfumania.com to license its retail fragrance Web site. Under the terms of the agreement, the Company pays royalties to Perfumania.com of 5% of defined product sales for sales up to $8 million per annum, decreasing to 3% on sales exceeding $11 million per annum. Royalty expense under this agreement for the three and nine-month periods ended September 30, 2002 were approximately $50,000 and $139,000, respectively. Approximately $2.0 million and $1.0 million was accrued and classified as amounts due to related party in the accompanying condensed consolidated balance sheets as of September 30, 2002 and December 31, 2001, respectively. Of these amounts, approximately $1.1 million and $0.2 million related to the purchase of inventory as of September 30, 2002 and December 31, 2001, respectively.

5.   COMMITMENTS AND CONTINGENCIES:

     Effective September 23, 1999, the Company entered into a 60 month service agreement (the "USi Agreement") with USinternetworking, Inc. ("USi"), a software and network provider, to develop and host the Company's Web site. The Company paid an initial fee of $40,000 and the USi Agreement was for 60 equal monthly service fee payments of $41,000 commencing on December 15, 1999 through December 14, 2004 (the "Initial Period"). During December 1999, the Company notified USi that it was terminating the USi Agreement (as per the terms of the USi Agreement) for USi's material breach of its obligations hereunder. A breach of contract lawsuit has been threatened by USi. The Company and USi discussed a resolution of the matter, although no discussions have occurred as of late. The Company believes that it has meritorious defenses, as well as counterclaims, to any claim which may be brought by USi, and if any such claim is brought, the Company will defend it vigorously. However, if USi successfully pursues its claim against the Company, it may have a material adverse effect on the Company and the operation of its business. During January 2002, USi filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court.

     On December 9, 2001, we entered into an agreement with Eclipse Aviation Corp. ("Eclipse"), a start up company, to purchase 1,000 Eclipse 500 aircraft (the "Aircraft") to be delivered over a five-year period beginning in 2004. The price to be paid for each Aircraft was to be $837,500 in June 2000 dollars and was subject to pricing adjustments of up to five percent (5%) per year.

NIMBUS GROUP, INC.

--------------------------------------------------------------------------------

5.   COMMITMENTS AND CONTINGENCIES, CONTINUED:

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

     During January 2002, the Company issued 1,532,846 shares of its common stock, valued at $2 million, to Eclipse in satisfaction of the Deposit on the first 10 Aircraft. On March 12, 2002, Eclipse filed with the Securities and Exchange Commission on Form 3 - Initial Statement of Beneficial Ownership of Securities, upon its acceptance of our common stock. Eclipse subsequently returned the common stock to the Company, stating its anticipated difficulty in liquidating its ownership position in the Company. On July 3, 2002, the Company received notice from Eclipse that its agreement to purchase the Aircraft was terminated due to the Company's failure to make the Deposit payment by June 30, 2002. The Company did not agree to the return of the common stock and therefore, management believes that rights to the first 10 Aircraft are still vested in the Company. The Company is currently contemplating its response to the contract termination by Eclipse and how such termination and potential response will affect the Company's ability to realize its business objectives going forward.

     On February 8, 2002, we entered into a non-binding agreement with DAFIN Asset Finance Limited to provide the financing for the Aircraft. Terms of the agreement call for the financing of each Aircraft over a 10-year period, at a maximum interest rate of LIBOR plus four percent (4%), secured by the Aircraft.

6.   SUBSEQUENT EVENTS:

     On September 30, 2002, the Company received an offer from Go Antiques, Inc. ("GO") to purchase substantially all of the assets and certain liabilities of TTA for a total purchase price of approximately $1.5 million. The purchase price would include $1.0 million in cash, $250,000 in a non-interest bearing note receivable due 12 months from the date of closing and approximately 227,250 shares of GO's common stock, valued at $250,000. The value of GO's common stock was based on the latest offering price of GO common stock. Completion of the purchase will be contingent upon the successful negotiation of a formal purchase agreement and approval from the majority of our shareholders. A portion of the proceeds from the sale will be used to pay down our payable due to Perfumania.com and a portion will be used for general working capital.

     Upon completion of the sale, senior management of TTA will continue to operate the Perfumania.com website.

     Effective October 1, 2002, the Company entered into a severance agreement with a former executive of the Company. The resulting expense, primarily payroll related, of approximately $40,000 will be recognized as the liability is incurred.

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

OVERVIEW- NIMBUS JETS

Nimbus Jets, a start-up air taxi service, plans to offer a convenient and cost-effective private jet solution for business travelers and individuals alike. Unlike current alternative methods of flying, primarily commercial, charter or fractional ownership, Nimbus Jets would be a fly on-demand private air taxi service. The heart of our strategy was the acquisition of an extremely cost-efficient fleet of jet aircraft, such as the one developed by Eclipse Aviation Corp. ("Eclipse").

On December 9, 2001, we entered into an agreement with Eclipse, a start-up company, to purchase 1,000 Eclipse 500 aircraft (the "Aircraft") to be delivered over a five-year period beginning in 2004. The price to be paid for each Aircraft was to be $837,500 in June 2000 dollars and was subject to pricing adjustments of up to five percent (5%) per year.

Under the terms of the Eclipse agreement, we were to make non-escrowed deposits (the "Deposits") to Eclipse in the amount of 20% of the estimated delivery price for the first two-year delivery commitment of 70 Aircraft, or $11.7 million ($167,500 per Aircraft) by June 30, 2002. Eclipse was not required to deliver the Aircraft until the Deposits were received. The subsequent years' 930 Aircraft delivery commitments were not to become a firm Eclipse delivery commitment until the full $11.7 million Deposit was received.

During January 2002, we issued 1,532,846 shares of its common stock, valued at $2 million, to Eclipse in satisfaction of the Deposit on the first 10 Aircraft. On March 12, 2002, Eclipse filed with the Securities and Exchange Commission on Form 3 - Initial Statement of Beneficial Ownership of Securities, upon its acceptance of our common stock. Eclipse subsequently returned the common stock to us, stating its anticipated difficulty in liquidating its ownership position in us. On July 3, 2002, we received notice from Eclipse that its agreement to purchase the Aircraft was terminated due to our failure to make the Deposit payment by June 30, 2002. We did not agree to the return of the common stock and therefore, management believes that rights to the first 10 Aircraft are still vested with us.

We were in negotiations to acquire 100% of the outstanding shares of a third party company (the "Target") that operated in the aviation industry and had a fixed based operation in Florida. The operations of the Target would have been merged into the operations of Nimbus Jets. During October 2002, the tentative merger agreement between the Target and us was terminated, primarily due to difficulties surrounding the listing requirements with the American Stock Exchange based on a change of control provision. We will continue to seek alternative strategies in our development of a national air taxi service.

As of November 1, 2002, Nimbus Jets has not yet commenced any operational activities.

NIMBUS GROUP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

OVERVIEW - TAKE TO AUCTION

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

TTA Superstores is a virtual storefront platform providing individuals and existing Web sites an expanded distribution channel by offering the tools that allow them to sell merchandise online. Our solution eliminates the traditional barriers faced by individuals and small Web sites. TTA handles order processing, payment processing, customer service and fulfillment on behalf of our TTA Superstore users. Our users profit from the difference between the selling price and the price we charge them for the sold item.

During January 2002, our Board adopted a formal plan of disposition of TTA, in connection with an overall strategic program designed to focus our resources on Nimbus Jets and the development of a national air taxi service.

On September 30, 2002, we received an offer from Go Antiques, Inc. ("GO") to purchase substantially all of the assets and certain liabilities of TTA for a total purchase price of approximately $1.5 million. The purchase price would include $1.0 million in cash, $250,000 in a non-interest bearing note receivable due 12 months from the date of closing and approximately 227,250 shares of GO's common stock, valued at $250,000. The value of GO's common stock was based on the latest offering price of GO common stock. Completion of the purchase will be contingent upon the successful negotiation of a formal purchase agreement and approval from the majority of our shareholders. A portion of the proceeds from the sale will be used to pay down our payable due to Perfumania.com and a portion will be used for general working capital.

Upon completion of the sale, senior management of TTA will continue to operate the Perfumania.com website.

RESULTS OF OPERATIONS

The results of operations for the three and nine-month periods ended September 30, 2002 and 2001 reflect the results of operations for our wholly owned subsidiary TTA. Nimbus Jets has not yet commenced any operational activities. Start-up costs for Nimbus Jets are expensed to operations as incurred and are discussed further in general and administrative expenses below.

NIMBUS GROUP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

NET REVENUES. TTA's revenues are derived from sales of product at auction and through storefronts, sales of product through Perfumania.com and TTA Direct, membership fees paid by our users for TTA Auctions, set-up fees paid by users to open their own virtual storefront through TTA Superstores, and shipping and handling fees.

Overall net revenues increased 3% or approximately $0.2 million to approximately $8.4 million for the nine-month period ended September 30, 2002, compared to approximately $8.2 million for the nine-month period ended September 30, 2001.

Auction revenues decreased by approximately $2.6 million to $2.8 million for the nine-month period ended September 30, 2002 compared to $5.4 million for the nine-month period ended September 30, 2001. We continue to make a concerted effort to decrease the number of auction listings at auction sites that charge listing fees due to the high variable costs associated with selling items at these auction sites verses selling items through our other sales outlets. Accordingly, we believe auction revenues will continue to decrease in the future.

For the nine-month period ended September 30, 2002, revenues from TTA Direct increased approximately $0.8 million to approximately $1.4 million compared to approximately $0.6 million for the nine-month period ended September 30, 2001 (excludes sales during the nine-month period ended September 30, 2001 of approximately $350,000 to a company owned 100% by one of our shareholders. We do not anticipate these sales to recur in the future). Sales from TTA Direct increased due to our continued focus on marketing. See "Results of Operations - Sales and Marketing."

During April 2001, we launched TTA Superstores. For the nine-month period ended September 30, 2002, revenues from TTA Superstores increased approximately $0.2 million to approximately $0.4 million compared to approximately $0.2 million for the nine-month period ended September 30, 2001. The increase in revenue from TTA Superstores is primarily attributable to the increase in the number of Superstores from approximately 1,600 as of September 30, 2001 to approximately 2,400 as of September 30, 2002.

TTA began operating Perfumania.com in September 2001. For the nine-month period ended September 30, 2002, revenues from Perfumania.com increased approximately $2.6 million to approximately $2.8 million compared to approximately $0.2 million for the nine-month period ended September 30, 2001. We expect to grow our "affiliate marketing" programs, resulting in an increase in future net revenue. See "Results of Operations -- Sales and Marketing."

For the nine-month period ended September 30, 2002, membership revenues decreased approximately $0.7 million to approximately $30,000, compared to approximately $0.7 million for the nine-month period ended September 30, 2001. Effective June 2001, we suspended acceptance of new TTA Auction members, and accordingly, membership revenues continued to decrease during 2002 as membership terms expired in June 2002. Membership revenue recognized during the nine-month period ended September 30, 2001 resulted primarily from the recognition of membership fees from fiscal year 2000 earned over the annual membership term. For the nine-month periods ended September 30, 2002 and 2001, we generated approximately $87,000 and $81,000, respectively, from TTA Superstore setup fees resulting primarily from the increase in the number of stores discussed above. For the nine-month period ended September 30, 2002, shipping and handling fees increased approximately $0.2 million to approximately $0.9 million compared to approximately $0.7 million for the nine-month period ended September 30, 2001, primarily due to the additional transactional volume generated from the Perfumania.com sales discussed above.

Overall net revenues remained relatively flat at $2.4 million for the three-month period ended September 30, 2002 compared to the three-month period ended September 30, 2001.

NIMBUS GROUP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

Auction revenues were approximately $1.0 million for the three-month period ended September 30, 2002 and approximately $1.4 million for the three-month period ended September 30, 2001. During 2002, we made a concerted effort to decrease the number of auction listings at auction sites that charge listing fees due to the high variable costs associated with selling items at these auction sites verses selling items through our other sales outlets. Accordingly, auction revenues decreased by $0.4 million when compared to the comparable period in 2001.

For the three-month period ended September 30, 2002, revenues from TTA Direct increased approximately $0.1 million to approximately $0.3 million compared to approximately $0.2 million for the three-month period ended September 30, 2001. Sales increased due to our continued focus on marketing. See "Results of Operations - Sales and Marketing."

During April 2001, we launched TTA Superstores. For the three-month period ended September 30, 2002, revenues from TTA Superstores decreased approximately $38,000 to approximately $87,000 compared to approximately $125,000 for the three-month period ended September 30, 2001, primarily attributable to the overall decrease in our inventory levels.

TTA began operating Perfumania.com in September 2001. For the three-month periods ended September 30, 2002 and 2001, net revenues generated from Perfumania.com were approximately $0.8 million and $0.2 million, respectively. We expect to grow our "affiliate marketing" programs, resulting in an increase in future net revenue. See "Results of Operations -- Sales and Marketing."

For the three-month period ended September 30, 2002, we did not generate membership revenues, compared to approximately $0.2 million for the three-month period ended September 30, 2001. Effective June 2001, we suspended acceptance of new TTA Auction members, and accordingly, membership revenues continued to decrease during 2002 as membership terms expired in June 2002. Membership revenue recognized during the three-month period ended September 30, 2001 resulted primarily from the recognition of membership fees from fiscal 2000 earned over the annual membership term. For the three-month periods ended September 30, 2002 and 2001, we generated approximately $21,000 and $58,000, respectively, from TTA Superstore setup fees resulting primarily from the increase in the number of stores discussed above. For the three-month period ended September 30, 2002, shipping and handling fees remained relatively flat at $0.2 million due to net revenues remaining relatively flat during the comparable period.

COST OF NET REVENUES. Cost of net revenues consist primarily of the cost of the merchandise sold and outbound shipping costs related to those items. Cost of net revenues decreased approximately $0.8 million to approximately $6.6 million for the nine-month period ended September 30, 2002, compared to approximately $7.4 million for the nine-month period ended September 30, 2001. Cost of net revenues as a percentage of revenues were approximately 78% for the nine-month period ended September 30, 2002, and 90% for the nine-month period ended September 30, 2001. Cost of net revenues decreased approximately $0.2 million to approximately $1.8 million for the three-month period ended September 30, 2002, compared to approximately $2.0 million for the three-month period ended September 30, 2001. Cost of net revenues as a percentage of revenues were approximately 78% for the three-month period ended June 30, 2002, and 85% for the three-month period ended September 30, 2001. We believe that our cost of net revenues will continue to decrease as a percentage of net revenues as we continue to sell more products through our retail outlets, including Perfumania.com, TTA Superstores, and TTA Direct. Effective September 1, 2001, we entered into a licensing agreement with Perfumania.com to operate the Perfumania.com retail Web site. Products sold through Perfumania.com average higher gross margins than products sold through TTA Auctions, TTA Direct, and TTA Superstores.

NIMBUS GROUP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses decreased approximately $0.2 million to approximately $0.6 million for the three-month period ended September 30, 2002 compared to approximately $0.8 million for the three-month period ended September 30, 2001. General and administrative expenses as a percentage of net revenues were 25% for the three-month period ended September 30, 2002 and 32% for the three-month period ended September 30, 2001. General and administrative expenses decreased approximately $0.5 million to approximately $2.0 million for the nine-month period ended September 30, 2002 compared to approximately $2.5 million for the nine-month period ended September 30, 2001. General and administrative expenses as a percentage of net revenues were 24% for the nine-month period ended September 30, 2002 and 31% for the nine-month period ended September 30, 2001. We continued to improve our operating efficiencies throughout the three and nine-month periods ended September 30, 2002 by implementing certain cost containment initiatives. Included in general and administrative expenses during the three and nine-month periods ended September 30, 2002 are costs of approximately $21,000 and $75,000, respectively, relating to Nimbus Group, including start up costs incurred in connection with our development stage enterprise, Nimbus Jets.

AUCTION FEES. Auction fees consist of fees incurred by us for posting and selling items at online auction sites. Auction fees decreased approximately $0.1 million to approximately $0.1 million for the three-month period ended September 30, 2002, compared to approximately $0.2 million for the three-month period ended September 30, 2001. Auction fees decreased approximately $0.5 million to approximately $0.4 million for the nine-month period ended September 30, 2002, compared to approximately $0.9 million for the nine-month period ended September 30, 2001. The decreased completed transaction volume from auctions described above contributed to the decline in auction fees.

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

SALES AND MARKETING. Sales and marketing expenses consist of fees incurred for advertising and promotion of our brand. Sales and marketing increased approximately $0.1 million to approximately $0.2 million for the three-month period ended September 30, 2002 compared to approximately $0.1 million for the three-month period ended September 30, 2001. Sales and marketing increased approximately $0.6 million to approximately $0.7 million for the nine-month period ended September 30, 2002 compared to approximately $0.1 million for the nine-month period ended September 30, 2001. We use e-mail promotions to targeted buyers of our merchandise. In addition, we employ "affiliate marketing", whereby we pay an affiliate for a successful referral to one of our Web sites. We also employ search engine keyword sponsorship on a "pay-for-performance" basis, meaning that the search engines are paid upon a successful referral to our Web site only. Finally, we submit our products through a data-feed to several high trafficked price comparison Web sites. We feel that this traffic is very targeted and converts into buyers of our merchandise. We anticipate these last three types of marketing expenses to increase in the

NIMBUS GROUP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

future as our affiliate network continues to grow. Effective September 1, 2001, we entered into a licensing agreement with Perfumania.com to operate the Perfumania.com retail Web site. Under the terms of the agreement, we pay royalties to Perfumania.com of 5% of defined product sales for sales up to $8 million per annum, decreasing to 3% on sales exceeding $11 million per annum. Sales and marketing expenses will continue to increase in the future as we continue to promote the Perfumania.com website. Royalty expense under this agreement for the three and nine-month periods ended September 30, 2002 were approximately $50,000 and $139,000, respectively, compared with $9,000 for each of the three and nine-month periods ended September 30, 2001.

FULFILLMENT FEES. Fulfillment fees consist of payroll expenses for our warehouse personnel and fees incurred by us to warehouse and fulfill products shipped to our customers as well as fees incurred by us for payment processing. Fulfillment fees decreased approximately $65,000 to approximately $117,000 for the three-month period ended September 30, 2002 compared to approximately $182,000 for the three-month period ended September 30, 2001. Fulfillment fees increased approximately $15,000 to approximately $491,000 for the nine-month period ended September 30, 2002 compared to approximately $476,000 for the nine-month period ended September 30, 2001. Fulfillment fees as a percentage of net revenues remained relatively flat at 6% for the nine-month periods ended September 30, 2002 and 2001, respectively.

WEB SITE DEVELOPMENT EXPENSES. Web site development expenses consist principally of expenses incurred to develop and maintain our network operations and systems and telecommunications infrastructure. Web site development expenses decreased approximately $17,000 to $58,000 for the three-month period ended September 30, 2002 compared to approximately $75,000 for the three-month period ended September 30, 2001. Web site development expenses decreased approximately $15,000 to $205,000 for the nine-month period ended September 30, 2002 compared to approximately $220,000 for the nine-month period ended September 30, 2001. Although we believe that the majority of our Web site development is currently completed, we will continue to incur development costs in the future in order to increase our network infrastructure, which in turn facilitate and maintain our operations. Web site development costs, as a percentage of net revenues, are expected to continue to decrease in the future.

INCOME TAXES. We provided a valuation allowance of approximately $0.2 million and $0.7 million for the three and nine-month periods ended September 30, 2002, respectively and $0.3 million and $1.2 million for the three and nine-month periods ended September 30, 2001, respectively, to provide fully for the net deferred tax assets since management believes that it is more likely than not that these amounts will not be realized due to our recurring losses.

NET LOSS. As a result of the factors discussed above, the net loss totaled approximately $0.5 million and $0.9 million for the three-month periods ended September 30, 2002 and 2001, respectively, and $1.9 million and $3.2 million for the nine-month periods ended September 30, 2002 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have had negative cash flows since inception, resulting primarily from our wholly owned subsidiary, TTA. During January 2002, our Board adopted a formal plan of disposition of TTA, in connection with an overall strategic program designed to focus our resources on Nimbus Jets and the development of a national air taxi service. Our working capital to date has been provided primarily by the proceeds from our initial capitalization of $1 million, other private placements and our initial public offering consummated in June 2000.

NIMBUS GROUP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

Cash and cash equivalents at September 30, 2002 and December 31, 2001 were approximately $12,000 and $380,000, respectively. Our working capital deficit totaled $2.3 million and $0.7 million at September 30, 2002 and December 31, 2001, respectively.

We used cash of approximately $0.3 million in operating activities for the nine-month period ended September 30, 2002. This was primarily the result of a loss of approximately $1.9 million, as well as a decreases in accounts payable of $0.2 million and accrued expenses of approximately $0.2 million, offset primarily by a decrease in inventory of approximately $0.4 million, as well as an increase in amounts due to related party of $1.0 million. The increase in amounts due to related party resulted primarily from the cost of inventory sold through Perfumania.com. We used cash of approximately $1.0 million in operating activities for the nine-month period ended September 30, 2001. This was primarily the result of a loss of approximately $3.2 million, as well as decreases in accounts payable of $0.4 million, and in deferred revenue of $0.4 million, all of which were offset in part by an increase in accrued expenses of $0.5 million and decreases in our inventory of $1.7 million and prepaid expenses and other current assets of $0.4 million. During the nine-month period ended September 30, 2001, inventory levels were decreased in an effort to liquidate some of our slower moving inventory items and provide the necessary cash flows to fund our current operations.

We used cash in investing activities of approximately $0.1 million and $0.1 million for the nine-month periods ended September 30, 2002 and 2001, respectively, primarily related to certain costs capitalized in connection with internal use software.

We had no cash flows from financing activities for the nine-month period ended September 30, 2002. Net cash provided by financing activities for the nine-month period ended September 30, 2001 was approximately $0.1 million, resulting from a book overdraft.

During November 2000, the Company loaned its Chairman of the Board approximately $100,000. During 2001 and during the nine-month period ended September 30, 2002, principal payments of approximately $44,000 and $6,000, respectively, were made. The remaining amount is due on demand and accrues interest at the prime rate plus two percent.

On February 8, 2002, we entered into a non-binding agreement with DAFIN Asset Finance Limited to provide the financing for the Aircraft. Terms of the agreement call for the financing of each Aircraft, upon delivery, over a 10-year period, at a maximum interest rate of LIBOR plus four percent (4%), secured by the Aircraft.

We have incurred net losses since inception, and our ability to ultimately obtain profitable operations is dependent upon future events, including without limitation, obtaining financing adequate to support our cost structure and business plans. We are attempting to raise additional funds through the private offering of our Common Shares and we have entered into a purchase agreement to divest TTA. Although we believe that our current business strategy, a private offering of our Common Shares, and/or the proceeds received from the sale of TTA will provide us with sufficient operating cash flow through fiscal year 2002, there can be no assurance that such business strategy will be successfully implemented, that it will be completed in a timely manner, that funding on a private offering will be successfully completed, that the sale of TTA will be successfully completed, or that our future cash flows will be sufficient to meet all of our obligations and commitments. We anticipate that we may need to raise additional funds subsequent to fiscal year 2002 and through the commencement of operations of Nimbus Jets, currently anticipated in the beginning of 2004. The failure to generate such sufficient cash flows could significantly adversely affect the market value of our common stock and the operation of our business, results of operations and financial condition.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the quarter ended September 30, 2002, there have been no material changes in the information about our market risk as of December 31, 2001 as set forth in item 7A. of the 2001 Form 10-K.

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

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

The Company did not issue or sell any unregistered securities during the quarter ended September 30, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Index to Exhibits.

EXHIBIT NO.      DESCRIPTION OF EXHIBIT
---------        ---------------------

99.1             Certification by Chief Executive Officer pursuant to 18 U.S.C.
                 Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

99.2             Certification by Chief Financial Officer pursuant to 18 U.S.C.
                 Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

     (b) Reports on Form 8-K.

              No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2002

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


Date: November 13, 2002