Form 10-K
period 2002-12-31
NIMBUS GROUP  INC
filed 2003-04-16
CIK 1093837

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

               Annual Report pursuant to Section 13 or 15(d) of the
[X]            Securities Exchange Act of 1934
               FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                        OR

               Transition Report Pursuant to Section 13 or 15(d) of
[ ]            the Securities Exchange Act of 1934

                          COMMISSION FILE NO. 001-15034

                               NIMBUS GROUP, INC.

             (Exact name of registrant as specified in its charter)

             FLORIDA                                        65-0924433
      (State of Incorporation)                           (I.R.S. Employer
                                                      Identification Number)

2999 NORTHEAST 191ST STREET, SUITE 805
            AVENTURA, FL                                        33180
(Address of principal executive offices)                     (Zip Code)


                                  305-692-3732
              (Registrant's telephone number, including area code)


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES [ ] NO [X]

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on March 31, 2003: $1,242,000.

     As of March 1, 2003, 7,438,889 of common stock, $.001 par value were outstanding.

================================================================================

                               NIMBUS GROUP, INC.

                               TABLE OF CONTENTS

                                                                                    Page
                                                                                    ----
PART I.

Item 1.  Business                                                                     2
Item 2.  Properties                                                                   9
Item 3.  Legal Proceedings                                                           10
Item 4.  Submission of Matters to a Vote of Security Holders                         10

PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters       11
Item 6.  Selected Financial Data                                                     12
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                   13
Item 7A. Quantitative and Qualitative Disclosures About Market Risks                 16
Item 8.  Financial Statements and Supplementary Data                                 17
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                        35

PART III.

Item 10. Directors and Executive Officers of the Registrant                          35
Item 11. Executive Compensation                                                      38
Item 12. Security Ownership of Certain Beneficial Owners and Management              41
Item 13. Certain Relationships and Related Transactions                              43
Item 14. Controls and Procedures                                                     43

PART IV.

Item 15. Exhibits, Financial Statements Schedules and Reports on Form 8-K            45

                           FORWARD-LOOKING STATEMENTS

This report contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among others, statements concerning the Company's outlook for 2003 and beyond, the Company's expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. You should carefully consider the information set forth under the heading "Risk Factors."


                                     PART I.

ITEM 1.  BUSINESS

CURRENT DEVELOPMENTS

During January 2002, the Nimbus Group, Inc. ("Nimbus" or the "Company") board of directors (the "Board") adopted a formal plan of disposition of its wholly owned subsidiary TaketoAuction.com (or "TTA"), in connection with our overall strategic program designed to focus our resources on Nimbus Jets and the development of a national air taxi service. All revenues generated during fiscal 2002 and prior years related solely to TTA.

On September 30, 2002, the Company received an offer from Go Antiques, Inc. ("GO") to purchase substantially all of the assets and certain liabilities of TTA for a total purchase price of approximately $1.5 million. The purchase price was to include $1.0 million in cash, $250,000 in a non-interest bearing note receivable due 12 months from the date of closing and approximately 227,250 shares of GO's common stock, valued at $250,000. We received a non-refundable deposit of $100,000 on September 30, 2002 and an additional $25,000 non-refundable deposit on December 19, 2002. Completion of the purchase was contingent upon the successful negotiation of a formal purchase agreement and approval from the majority of our shareholders. During December 2002, GO informed us that they were unable to complete the transaction and the deal was terminated.

Due to the continuous declining market conditions of the air transportation industry, during January 2003, our Board resolved not to continue to pursue the development of a private air taxi service and to refocus its efforts on a plan to bring Nimbus Group to profitable levels. On January 15, 2003, Mr. Jonathan Geller tendered his resignation as Chief Technology Officer, effective immediately. Mr. Geller will continue to consult for us and will remain on our Board. On February 3, 2003, Mr. Mitchell Morgan tendered his resignation as Chief Financial Officer and Director and was replaced by Mr. Carlos de Miguel, presently a Director of Nimbus Group, on an interim basis.

On February 19 2003, Watch Junction, Inc. ("Watch") purchased the technology and certain assets of TTA (the "Technology Sale"). Watch Junction is owned 100% by the former President of TTA, Mr. Albert Friedman. Mr. Friedman made a cash payment in the amount of $50,000 and returned 305,610 shares of our common stock back to us.

TTA operated the Perfumania.com retail storefront prior to January 2003, which offered over 2,000 fragrance and fragrance-related products, including bath and aromatherapy products. As of December 31, 2002, we owed Perfumania.com approximately $2.1 million relating primarily to inventory purchased from a license agreement (the "License Agreement"). On January 28, 2003, we received a letter from E Com Ventures, Inc. ("ECMV"), the parent of Perfumania.com, indicating we were in default of our Website Operations Services Agreement (the "Agreement") for non-payment of amounts due of approximately $1.9 million to Perfumania.com in connection with the Agreement. To settle the breach of contract claim, we agreed to terminate the Agreement in exchange for a release of the outstanding obligations owed to Perfumania.com. On February 28, 2003, we completed the process of returning the operations of

Perfumania.com back to ECMV (the "P.com Return"). As of December 31, 2002, we owed Perfumania.com approximately $2.1 million relating primarily to inventory purchased from the License Agreement. On January 28, 2003, we received a letter from ECMV, the parent of Perfumania.com, indicating we were in default of our Agreement for non-payment of amounts due of approximately $1.9 million to Perfumania.com in connection with the Agreement. To settle the breach of contract claim, we agreed to terminate the Agreement in exchange for a release of the outstanding obligations owed to Perfumania.com. We are currently in the process of returning the operations of Perfumania.com back to ECMV. As part of the transition of the P.com Return, ECMV will assume certain liabilities of TTA, relating to the operations of Perfumania.com.

On March 1 2003, Nimbus Group management began devising a plan that would take the Company to profitable levels over the next 18 months by capitalizing on the Company's experience in marketing, branding and licensing.

BUSINESS

During fiscal 2001, Take to Auction.com, Inc., a company which sells products online through multiple distribution channels, reorganized its corporate structure and changed its primary business focus. On September 26, 2001, TTA, Nimbus Group Inc., a Florida corporation and wholly-owned subsidiary of TTA, and TTA Solutions, Inc., a Florida corporation and wholly-owned subsidiary of Nimbus, entered into an Agreement and Plan of Merger. Additionally, another wholly-owned subsidiary of Nimbus, Nimbus Jets, Inc., was formed. As a result of the Merger, Nimbus became the parent company of two wholly-owned subsidiaries, TTA and Nimbus Jets under the Merger Agreement.

During January 2002, our Board adopted a formal plan of disposition of TTA. All revenues generated during fiscal 2002 and prior years related solely to TTA.

Prior to the Technology Sale, all of our revenues were generated by TTA. TTA commenced operations on the World Wide Web during July 1999. During its operating history, TTA evolved from being solely a membership community, where its members would list and profit from selling merchandise at online auction sites, to selling items directly in multiple distribution channels. These selling channels consisted primarily of online auction sites (TTA Auctions), a retail Web site (TTA Direct) and our users' virtual storefronts (TTA Superstores) (collectively the "TTA Network"). Prior to January 2003, we also operated a retail Web site (Perfumania.com) through a License Agreement that was terminated in January 2003. The TTA Network utilized a common infrastructure, including our inventory selection, order processing, payment processing, customer service and fulfillment of the products.

TTA Auctions listed and sold merchandise at online auction sites, including eBay and Yahoo! Auctions. Online auction sites like eBay pioneered person-to-person trading of a wide range of goods over the Internet using an efficient and entertaining auction format and has grown into the largest and most popular person-to-person trading community on the Internet. EBay and Yahoo! are registered service marks of eBay, Inc and Yahoo!, Inc., respectively.

TTA also operated TTA Direct, a retail storefront, which sold products to the general public, and operated the Perfumania.com retail storefront prior to January 2003, which offered over 2,000 fragrance and fragrance-related products, including bath and aromatherapy products.

TTA Superstores was a virtual storefront platform providing individuals or existing Web sites an expanded distribution channel by offering the tools that allow them to sell merchandise online. Our solution eliminated the traditional barriers faced by individuals and small Web sites. TTA handled order processing, payment processing, customer service and fulfillment on behalf of our TTA Superstore users. Our users earned a profit from the difference between the selling price and the price we charged them for the item that sold.

TTA's revenues were derived from set-up fees paid by users to open their own virtual storefront through TTA Superstores, sales of product through the TTA Network and shipping and handling fees.

TTA AUCTIONS

Through TTA Auctions, we capitalized on the success of online auction sites by supplying online auction markets with a large variety of collectibles, factory-new specialty merchandise and factory-refurbished merchandise. Through our fully automated system, we had the ability to list thousands of products at auction at any given time. Based on certain parameters, merchandise was listed at up to two leading online auction sites, including eBay and Yahoo! Auctions. Online auction sites enable sellers to reach a larger number of potential buyers more cost-effectively than traditional person-to-person trading forums.

Prior to June 2001, our members paid an annual membership fee and each week, at no additional cost, selected merchandise from more than 5,000 types of items from our Web site, which we then listed automatically on a popular online auction site. Items were listed for a period of up to one week at a time during the one-year membership period. As of December 31, 2001, we had approximately 400 memberships remaining, all of which expired by June 2002.

TTA DIRECT

TTA Direct, launched in December 2000, allowed us to sell items directly to the general public. Private users accessed our catalog of inventory directly from our users' home page and the general public can accessed it through www.ttadirect.com or through our Yahoo! store, eBay store or our Amazon Marketplace. All purchases from TTA Direct utilized the same inventory, customer service, payment processing and fulfillment as TTA Auctions and TTA Superstores. We offered our inventory to our TTA Superstores storeowners at more favorable terms than at TTA Direct.

PERFUMANIA.COM

Effective September 1, 2001, we entered into a License Agreement with Perfumania.com, a subsidiary of ECMV, to operate the Perfumania.com retail storefront. This site offered over 2,000 fragrance and fragrance-related products, including bath and aromatherapy products. Under the terms of the agreement, we payed royalties to Perfumania.com of 5% of defined product sales for sales up to $8 million per annum, decreasing to 3% on sales exceeding $11 million per annum. Average gross margins generated from sales of product through Perfumania.com were higher than the average gross margins we generate from product sales through TTA Auctions, TTA Direct and TTA Superstores. Inventory offered through the Perfumania.com website was also offered through TTA Direct and TTA Superstores. Ilia Lekach, our chairman and interim CEO, is also the chairman of ECMV.

TTA SUPERSTORES

TTA launched TTA Superstores during April 2001 to permit individuals to create a fully stocked, personally branded, online store. We utilized the same resources and inventory that operate TTA Auctions and TTA Direct. Our solution sought to eliminate the traditional barriers faced by individuals and small Web sites, including hosting, transaction processing, customer service, order fulfillment and merchandising. Our storeowners opened, marketed, and profited from their own online storefronts with a minimal cash investment and without having to hassle with many traditional business details.

Before TTA Superstores, starting an online business usually required a substantial investment in Web site design and computer hardware. Entrepreneurs also had to negotiate with vendors, pay for warehousing and shipping charges, and set up banking relationships to run their business properly. TTA Superstores took care of all these details.

We allowed prospective storeowners to create their storefront free of charge. Prospective storeowners selected a "look-and-feel" of their storefront and the prices they wished to charge for the products (owners could not select a price below our cost to them). The owners were able to select any category or any number of categories of merchandise that we offered in our TTA warehouse. We charged the prospective storeowner a $249 ($100 prior to May 2002) set-up fee and we handled the rest. All orders received by a

TTA Superstore were processed by TTA. We completed the payment processing and the fulfillment of the item on our storeowner's behalf. The storeowner profited from the difference between the amount of the sale in their store and the amount we ultimately charged them upon a completed sale. As of December 31, 2002, we had approximately 2,500 virtual storefronts.

NMC BUSINESS STRATEGY

While no final decision has been reached with regard to Nimbus Jets, the Company's non-operating jet taxi business, Nimbus Group is currently in the planning stages of changing its primary focus to the wholesale distribution of fragrances, both proprietary and under license, as well as a diverse line skincare products. The Company plans to initially distribute its product lines via retail outlets across the United States. With the hiring of qualified marketing personnel, the Company will promote its proposed fragrance and skincare lines to gain preferred shelf space through regular retail promotions. While penetrating U.S. retail stores, the Company plans to simultaneously move to secure other distribution relationships with leading retailers abroad. The Company does not plan to directly manufacture any product, nor take large positions in inventory. Conversely, the Company plans to utilize direct delivery to its retail customer utilizing back-to-back bank letters of credit coupled with Just in Time (JIT) inventory management. Given that Nimbus has not reported earnings since inception, we believe this new business focus is based on more traditional business fundamentals and that the Company may be able to create value for its shareholders via a simpler, yet potentially profitable distribution model.

EMPLOYEES

As of March 1, 2003, we had approximately 4 employees, including our interim Chief Executive Officer and interim Chief Financial Officer. We have never had a work stoppage and no employees are represented under collective bargaining agreements. We consider our relations with our employees to be good.

PROPERTY

We currently lease 1,700 square feet of executive office space for approximately $3,629 per month. This facility is leased under a three year agreement, which commenced in March of 2003. We believe these offices are adequate for our current and future operations.

OUR CORPORATE HISTORY

Nimbus Group, Inc. was incorporated in Florida in June 1999. Our principal executive offices are located at 2999 Northeast 191st Street, Suite 805, Aventura, Florida 33180. Our telephone number is (305) 692-3732.

                                  RISK FACTORS

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS

There are limited period-to-period comparisons of our operating results from which to evaluate our performance going forward. An investor in our common shares must consider the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in process of changing their business plan. These risks include depleting our cash reserves, lower than expected revenues and earnings and not being able to pay expenses as they come due, as well as the following:

     o we may not be able to establish commercial relationships with suppliers of merchandise to launch our new business plan;

     o we may not be able to implement a brand(s) and execute our business strategy;

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

WE HAVE AN ACCUMULATED DEFICIT AND WE ANTICIPATE THAT OUR LOSSES WILL CONTINUE

We have an accumulated deficit of approximately $12.7 million as of December 31, 2002, resulting primarily from the operations of TTA. On February 19 2003, Watch purchased the technology and certain assets of TTA (the "Technology Sale"). Watch Junction is owned 100% by the former President of TTA, Mr. Albert Friedman. Mr. Friedman made a cash payment in the amount of $50,000 and returned 305,610 shares of our common stock back to us. TTA also operated the Perfumania.com retail storefront prior to January 2003, which offered over 2,000 fragrance and fragrance-related products, including bath and aromatherapy products. As of December 31, 2002, we owed Perfumania.com approximately $2.1 million relating primarily to inventory purchased from License Agreement. On January 28, 2003, we received a letter from ECMV, the parent of Perfumania.com, indicating we were in default of our Agreement for non-payment of amounts due of approximately $1.9 million to Perfumania.com in connection with the Agreement. To settle the breach of contract claim, we agreed to terminate the Agreement in exchange for a release of the outstanding obligations owed to Perfumania.com. On February 28, 2003, we completed the process of returning the operations of Perfumania.com back to ECMV (the "P.com Return"). Therefore, we have not achieved profitability and expect to incur operating losses for the foreseeable future until our future business plan can begin to generate revenues. We incurred net losses of approximately $1.8 million for the year ended December 31, 2002, resulting primarily from the operations of TTA. We expect to continue to incur significant operating and net operating losses arising from the implementation of our future business strategy. We are in the process of trying to raise additional funds through the private offering of our Common Shares. Although we believe that our future business strategy and this private offering of our Common Shares will provide us with sufficient operating cash flow through fiscal 2003, there can be no assurance that such business strategy will be successfully implemented, that it will be completed in a timely manner, that funding on the private offering will be successfully completed, or that our future cash flows will be sufficient to meet all of our obligations and commitments. The failure to generate such sufficient cash flow could significantly adversely affect the market value of our common stock and the operation of our business, results of operations and financial condition. Further, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues relative to our planned expenditures would have an immediate harmful effect on our business, financial condition and results of operations.

Our future operating results will depend upon numerous factors. We may not achieve profitability. Even if we do so, we may never sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, financial condition and results of operations will be harmed.

WE RECEIVED A GOING CONCERN OPINION FROM OUR INDEPENDENT AUDITORS

We received an opinion from our independent auditors on our December 31, 2002 consolidated financial statements expressing substantial doubt as to our ability to continue as a going concern as a result of our operating losses since inception and our need for substantial amounts of additional funding to continue our operations.

OUR SUCCESS IS DEPENDENT UPON OUR MANAGEMENT IN THIS RELATIVELY NEW INDUSTRY

Our success is dependent upon our management to execute on the Company's new business plan. Although our executive management team has some experience in operating businesses engaged marketing, branding and licensing, due to the new focus on this business, it is difficult to assess and evaluate management given the Company has no past operating history with regard to the new business model.

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

WE HAVE BEEN NOTIFIED BY AMEX THAT OUR COMPANY IS IN VIOLATION OF AMEX'S CONINUING LISTING REQUIREMENTS

On February 28, 2003, we received a letter from the AMEX stating that as of the filing of the Company's last 8K on February 19, 2002 the Company was not in compliance with the Exchange's continued listing standards as set forth in Part 10 of the AMEX Company Guide. On April 7, 2003, the Company submitted a plan to the AMEX detailing its business plan for the next 18 months and its projections for returning to compliance. The AMEX is reviewing the plan and will notify the Company whether it will be permitted to trade under an 18 month extension subject to meeting certain milestones during said period.

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

IF THE TRADING PRICE OF OUR COMMON STOCK DROPS BELOW A CERTAIN LEVEL WE MAY BECOME SUBJECT TO THE PENNY STOCK RULE

If the trading price of our common stock is less than $5.00 per share, our common stock could become subject to Rule 15 (g) under the Securities and Exchange Act of 1934, as amended. That rule, otherwise known as the "Penny Stock Rule," requires that broker-dealers satisfy special sales practice requirements, including making individualized written suitability determinations and receiving purchasers' written consents, prior to any transaction. If our common stock is deemed to be a penny stock under the Securities Enforcement and Penny Stock Reform Act of 1990, this would require additional disclosure in connection with trades in our common stock, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. Such requirements could severely limit the liquidity of our common stock, the ability of broker-dealers to sell our common shares and the ability of purchasers in this offering to sell their securities in the secondary market. As of the close of business on March 31, 2003, our share price was $0.18.

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

CONTROL BY PRINCIPAL SHAREHOLDERS, EXECUTIVE OFFICERS AND DIRECTORS COULD HARM OUR SHAREHOLDERS

Our executive officers, directors and greater-than-five-percent shareholders own, in the aggregate, approximately 47.4% of our outstanding Common Shares. Further, our by-laws provide for a classified board of directors, which is controlled by our founders. This means that the Board is divided into three classes of directors serving staggered three-year terms. As a result, approximately one-third of the Board will be elected each year. This makes it more difficult to gain control of the Board and may delay, defer or prevent a change in control of our company. As a result, the executive officers, directors and greater-than-five-percent shareholders, acting together, will have the ability to control most, if not all, matters submitted to shareholders and directors for approval (including the election and removal of directors and officers and any merger, consolidation or sale of all or substantially all of our assets) and to control our management and affairs. Accordingly, this concentration of ownership, as well as the classified Board, may have the effect of delaying, deferring, or preventing a change in our control, impede a merger, consolidation, takeover or other business combination involving us, or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain our control, which in turn could harm the market price of our Common Shares. The following individual owns greater than 5% of Nimbus
Group: Horacio Groisman. In addition, Ilia Lekach (our chairman and director) owns all of Pacific Investments, which in turn owns greater than 5% of Nimbus Group. ECMV, a company related through a common chairman of the board, also beneficially owns greater than 5% of Nimbus Group. Please see "Management and Principal Shareholders."

WE WILL NEED TO RAISE ADDITIONAL CAPITAL WHICH MAY AFFECT OUR SHAREHOLDERS, AND OUR BUSINESS WILL BE HARMED IF WE ARE UNABLE TO OBTAIN ADDITIONAL CAPITAL

We will need to raise funds in the near future. If additional funds are raised through the issuance of equity or convertible debt securities, our shareholders' percentage ownership will be reduced, and these securities may have rights, preferences and privileges senior to those of the common shares. Additional financing may not be available on terms favorable to us or at all. If we are unable to maintain our listing of common stock on the AMEX, it may be more difficult to raise additional funds. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund our current operations, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Our inability to raise additional capital on acceptable terms could harm our business, financial condition and results of operations. Please see "Management's Discussion and Analysis of Financial Conditions and Results of Operations--Liquidity and Capital Resources."

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


ITEM 2.  PROPERTIES

On March 1 2003, we moved from our principal administrative, marketing and product development facilities located in Fort Lauderdale, Florida. Currently, we are lessees under a three-year lease expiring in 2006. Monthly lease payments during the initial term of the lease are approximately $3,629. We believe that our current facilities will be adequate to meet our current and future needs given our new business focus.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 3, 2002, we held the 2002 annual meeting of our shareholders (the "Annual Meeting"). The following directors were elected at the Annual Meeting:
Carlos de Miguel and Kenneth A. Glenn. Please see "Classified Board of
Directors."

Additionally, our shareholders approved the following proposals at the Annual
Meeting: The ratification of the appointment of Berkovits, Lago and Company LLP as our independent auditors for the 2002 fiscal year, and the approval of the sale of substantially all of the assets and certain liabilities of TTA to Go Antiques, Inc. For the election of the directors noted above, 5,400,822 votes cast for, no votes cast against and no abstentions. For the ratification of the appointment of Berkovits, Lago and Company LLP as our independent auditors for the 2002 fiscal year, 4,857,865 votes cast for, no votes cast against and 542,957 votes cast abstained. For the approval of the sale of substantially all of the assets and certain liabilities of TTA, Inc. to Go to Antiques, Inc, 4,857,865 votes cast for, no votes cast against and 542,957 votes cast abstained. The transaction between TTA and GO Antiques, Inc. was terminated during December 2002. Please see "Business--Current Developments."

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock, $0.001 par value ("Common Stock") is traded on the AMEX under the symbol NMC. The following table sets forth the high and low closing sales prices for our Common Stock for the periods indicated, as reported by the American Stock Exchange.

FISCAL 2002                      HIGH                   LOW
-----------                      -----                 -----
First Quarter                    $1.80                 $1.10
Second Quarter                   $1.45                 $0.35
Third Quarter                    $0.40                 $0.11
Fourth Quarter                   $0.35                 $0.10


FISCAL 2001                      HIGH                   LOW
-----------                      -----                 -----
First Quarter                    $1.44                 $0.35
Second Quarter                   $0.70                 $0.25
Third Quarter                    $2.20                 $0.16
Fourth Quarter                   $2.00                 $0.55

HOLDERS

As of March 26, 2003, there were 48 holders of record, which excluded common stock held in street name, of the 7,438,889 outstanding shares of Common Stock. The closing sales price for the Common Stock on March 31, 2003 was $0.18 per share.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this annual report. The consolidated financial statement data as of December 31, 2002, 2001 and 2000 and for the fiscal years ended 2002, 2001 and 2000 are derived from, and are qualified by reference to, the audited consolidated financial statements of Nimbus Group, Inc. (which report includes an explanatory paragraph related to our ability to continue as a going concern) included elsewhere in this annual report.

                             SELECTED FINANCIAL DATA

                                                 For the                For the              For the
                                                year ended            year ended            year ended
                                             December 31, 2002     December 31, 2001     December 31, 2000
                                             -----------------     -----------------     -----------------
STATEMENT OF OPERATIONS DATA:
Results from continuing operation                         -                     -                     -
                                                -----------           -----------           -----------
Discontinued operation
  Loss from discontinued operation               (1,808,588)           (4,050,306)           (6,324,986)
                                                -----------           -----------           -----------
Net loss                                        $(1,808,588)          $(4,050,306)          $(6,324,986)
                                                ===========           ===========           ===========
Basic and diluted loss per common share
 from continuing operation                      $         -           $         -           $         -
                                                ===========           ===========           ===========
Basic and diluted loss per common share
 from discontinued operation                    $     (0.24)          $     (0.54)          $     (0.93)
                                                ===========           ===========           ===========
Weighted average number of common
 shares outstanding                               7,438,889             7,438,889             6,793,002
                                                ===========           ===========           ===========

                                             December 31, 2002     December 31, 2001     December 31, 2000
                                             -----------------     -----------------     -----------------
BALANCE SHEET DATA:
  Cash and cash equivalents                     $   500,408            $  379,775            $1,086,149
  Working capital                                (2,263,774)             (692,586)            3,019,809
  Total assets                                    1,315,489             2,122,847             5,890,253
  Shareholders' (deficiency) equity              (1,737,306)               71,281             4,121,587

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

During January 2002, our Board adopted a formal plan of disposition of TTA, in connection with our overall strategic program designed to focus our resources on Nimbus Jets and the development of a national air taxi service. All revenues generated during fiscal 2002 and prior years related solely to TTA.

Nimbus Jets, a start-up air taxi service, was to offer a convenient and cost-effective private jet solution for business travelers and individuals alike. We intended to make personal jet travel broadly affordable throughout North and South America. Unlike current alternative methods of flying, primarily commercial, charter or fractional ownership, Nimbus Jets was to fly an on-demand private air taxi service.

On December 9, 2001, we entered into an agreement with Eclipse to purchase 1,000 Aircraft to be delivered over a five-year period beginning in 2004. The price to be paid for each Aircraft was to be $837,500 in June 2000 dollars, subject to pricing adjustments of up to five percent (5%) per year. In December of 2002, Eclipse Aviation was unable to certify its E-500 aircraft because of inherent problems with the engine manufactured by Williams International. Without the E-500 aircraft, the cornerstone of Nimbus Jets' business model, Nimbus Jets cannot offer its jet taxi service. As of March 30, 2003, Nimbus Jets had not yet commenced any operational activities.

NMC BUSINESS STRATEGY SUMMARY

While no final decision has been reached with regard to Nimbus Jets, the Company's non-operating jet taxi business, Nimbus Group is currently in the planning stages of changing its primary focus to the wholesale distribution of fragrances, both proprietary and under license, as well as a diverse line skincare products. The Company plans to initially distribute its product lines via retail outlets across the United States. With the hiring of qualified marketing personnel, the Company will promote its proposed fragrance and skincare lines to gain preferred shelf space through regular retail promotions. While penetrating U.S. retail stores, the Company plans to simultaneously move to secure other distribution relationships with leading retailers abroad. The Company does not plan to directly manufacture any product, nor take large positions in inventory. Conversely, the Company plans to utilize direct delivery to its retail customer utilizing back-to-back bank letters of credit coupled with Just in Time (JIT) inventory management. Given that Nimbus has not reported earnings since inception, we believe this new business focus is based on more traditional business fundamentals and that the Company may be able to create value for its shareholders via a simpler, yet potentially profitable distribution model.

RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEARS 2002 AND 2001

LOSS FROM DISCONTINUED OPERATION. The loss from discontinued operation decreased approximately $2.0 million to approximately $1.8 million for the year ended December 31, 2002, from approximately $4.0 million for the year ended December 31, 2001. The decrease was primarily due to a decrease in the cost of net revenues of approximately $1.2 million and an a decrease in general and administrative expenses of approximately $1.0 million. The decrease in the cost of net revenues was due to selling more products through our retail outlets, especially Perfumania.com as products sold through these outlets provided higher margins than products sold through TTA Auctions, TTA Direct, and TTA Superstores. General and administrative expense decreased due to largely due to the Board's adoption of a formal plan of disposition of TTA because as a result, we classified all of our depreciable assets as held for sale, and therefore did not recognize approximately $0.5 million of depreciation that would have otherwise been recognized. In addition, we reviewed our long-lived assets held for sale for impairment and recognized an impairment loss of approximately $0.3 million during fiscal 2002 to reduce the carrying amount of the impaired assets to the estimated fair value. We also improved our operating efficiencies throughout fiscal 2002 by implementing certain cost contained estimated fair value.

COMPARISON OF FISCAL YEARS 2001 AND 2000

LOSS FROM DISCONTINUED OPERATION. The loss from discontinued operation decreased approximately $2.3 million to approximately $4.0 million for the year ended December 31, 2001 from approximately $6.3 million for the year ended December 31, 2000. The decrease was primarily due to an increase in the gross margin of approximately 3.0 million offset by increases in auction and fulfillment expenses of $0.9 million and a decrease in interest expense of approximately $0.2 million. The increase in the gross margins was due to increased revenues of approximately $6.0 million resulting from us expanding our product and service offerings as well as implementing strategic marketing programs to increase sales. The increase in auction and fulfillment expenses was directly attributable to the increase in revenues in 2001. The decrease in interest was due to interest expense incurred on two outstanding $1.0 million notes payable that were converted to stock or paid off during 2000 for which no such interest was incurred during 2001.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements during fiscal 2003 will be to fund the operations of our future business plan. We have had negative cash flows since inception, resulting primarily from our wholly-owned subsidiary, TTA. Our working capital to date has been provided primarily by the proceeds from our initial capitalization of $1 million, other private placements, the issuance of the Notes (see below), and our initial public offering consummated in June 2000.

Cash and cash equivalents at December 31, 2002, 2001 and 2000 were approximately $0.5 million, $0.4 million and $1.1 million, respectively. Our working capital (deficit) totaled ($2.3) million at December 31, 2002, (0.7) million at December 31, 2001 and $3.0 million at December 31, 2000.

Approximately $0.2 million of cash was provided in operating activities for the year ended December 31, 2002. This was primarily the result of a loss of approximately $1.8 million, offset primarily by a decrease in our inventory of approximately $0.6 million and an increase in amounts due related party of approximately $1.1 million. The increase in amounts due related party resulted from amounts owed to ECMV relating to our License Agreement which was terminated during January 2003. Please see "Business - Current Developments." We used cash of approximately $0.5 million in operating activities for the year ended December 31, 2001. This was primarily the result of a loss of approximately $4.1 million, as well as decreases in inventory of approximately $2.2 million, in prepaid expenses and other current assets of $0.3 million and in deferred revenue of $0.5 million, offset primarily by increases in amounts due related party of $0.8 million. During the year ended December 31, 2001, inventory levels were decreased in an effort to liquidate some of our slower moving inventory items and provide the necessary cash flows to fund our current operations. The decrease in prepaid expenses and other current assets primarily related to amounts advanced to suppliers for specialty purchased inventory of which a majority of this inventory has been received subsequent to December 31, 2000. The increase in amounts due related party resulted from amounts owed to ECMV relating to our service agreement in which we outsourced our warehouse and distribution functions. We used cash of approximately $7.8 million in operating activities for the year ended December 31, 2000. This was primarily the result of a loss of approximately $6.3 million, the increase in our inventory of approximately $3.0 million and the increase in prepaid expenses and other current assets of $0.5 million. During the year ended December 31, 2000, inventory levels were increased to support the growth in our membership base from approximately 50,000 credits as of December 31, 1999 to approximately 1.1 million credits as of December 31, 2000. The increase in prepaid expenses and other current assets primarily related to amounts advanced to suppliers for specialty purchased inventory of which a majority of this inventory had been received subsequent to December 31, 2000. The additional changes in other operating assets and liabilities were principally related to increases in accounts payable, accrued expenses, amounts due related party and deferred revenue of approximately $1.4 million.

We used cash in investing activities of approximately $0.1 million for the year ended December 31, 2002, primarily related to certain costs capitalized in connection with internal use software. We used cash in investing activities of approximately $0.2 million and $1.2 million for the years ended December 31, 2001 and 2000, respectively, primarily related to the purchase of computer hardware and software and expenditures for leasehold improvements at our new corporate facility.

We had no cash flows from financing activities for the years ended December 31, 2002 and 2001, respectively. Cash provided by financing activities for the year ended December 31, 2000 was approximately $9.2 million. This was the result of net proceeds received from our initial public offering of approximately $9.4 million, proceeds received from our stock subscriptions receivable (relating to our initial capitalization) in the amount of approximately $0.6 million, and proceeds received from a convertible promissory note (the "Note") in the amount of $1 million from ECMV, a company related through a common chairman of the board, offset by the repayment of another note (similar in all respects to the "Note") in the amount of $1 million, and payments made for offering costs of approximately $0.8 million.

We had two $1 million Notes. One of the Notes was converted into 138,889 shares of our Common Stock on June 16, 2000, and the other Note was repaid in full on June 20, 2000. As of December 31, 2002, there was no debt facility available to us.

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

During November 2000, the Company loaned its Chairman of the Board approximately $100,000. During 2002, principal payments of approximately $7,000 were made. The remaining amount, approximately $55,000, is due on demand and accrues interest at the prime rate plus two percent.

We have incurred net losses since inception, and our ability to ultimately obtain profitable operations is dependent upon future events, including without limitation, obtaining financing adequate to support our cost structure and future business plans. We are in the process of evaluating a suitable business plan and we are trying to raise additional funds through the private offering of our Common Shares. Although we believe that a private offering of our Common Shares will provide us with sufficient operating cash flow through fiscal 2003, there can be no assurance that a new business strategy will be evaluated and completed in a timely manner, that it will be successfully implemented, or that funding on a private offering will be successfully completed, or that our future cash flows will be sufficient to meet all of our obligations and commitments. The failure to generate such sufficient cash flows could significantly adversely affect the market value of our common stock and the operation of our business, results of operations and financial condition.

NEW ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. SFAS 144 is effective for fiscal years beginning after December 15, 2001. Adoption of SFAS 144 caused us to reflect the operations of TTA for fiscal years 2001 and 2000 as discontinued operations. In addition, we reviewed the long lived assets to be disposed of for impairment and recognized an impairment loss of approximately $0.3 million.

RECENT ACCOUNTING PRONOUNCEMENTS

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our market risk exposure with respect to financial instruments is to changes in the "prime rate" in the United States. We have a loan receivable, due on demand, from our chairman and interim CEO in the amount of approximately $55,000 bearing interest at prime plus two percent. As of December 31, 2002, we had no short or long-term investments.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NIMBUS GROUP, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                             PAGE
                                                                                            ------
Independent Auditors' Reports                                                               22, 23
Consolidated Balance Sheets as of December 31, 2002 and 2001 .                                  24
Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000      25
Consolidated Statements of Changes in Shareholders' (Deficiency) Equity for the years
 ended December 31, 2002, 2001 and 2000                                                         26
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000      27
Notes to Consolidated Financial Statements                                                      28

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Shareholders of Nimbus Group, Inc.

We have audited the consolidated balance sheet of Nimbus Group, Inc. (the "Company") as of December 31, 2002 and the related consolidated statements of operations, changes in shareholders' (deficiency) equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Nimbus Group, Inc. for the years ended December 31, 2001 and 2000 were audited by other auditors whose report thereon, dated March 20, 2002 expressed a qualified opinion with respect to a going concern uncertainty.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Nimbus Group, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's dependence on outside financing, lack of sufficient working capital, recurring losses from operations, and the discontinued operations raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



BERKOVITS, LAGO AND COMPANY LLP

Plantation, Florida
February 21, 2003

                     (DELOITTE & TOUCHE COMPANY LETTERHEAD)


INDEPENDENT AUDITORS' REPORT


To the Board of Directors and
 Shareholders of Nimbus Group, Inc.:

We have audited the accompanying consolidated balance sheet of Nimbus Group, Inc. (the "Company") and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001, and the results of their operations and their cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a deficiency in working capital, incurred losses since inception, and its ability to ultimately develop profitable operations is dependent on future events, including obtaining financing adequate to support the Company's cost structure and business plans. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also describe in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



/s/ DELOITTE & TOUCHE LLP

March 20, 2002

(DELOITTE TOUCHE TOHMATSU FOOTER)

                       NIMBUS GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,        DECEMBER 31,
                                                                       2002                2001
                                                                   ------------        ------------
                       ASSETS
Current assets:
  Cash and cash equivalents                                        $    500,408        $    379,775
  Accounts receivable                                                    49,454              51,641
  Shareholder receivable                                                 55,421              59,051
  Inventory, net                                                        121,236             709,329
  Prepaid expenses and other current assets                              62,502             159,184
                                                                   ------------        ------------
     Total current assets                                               789,021
                                                                                          1,358,980


Property and equipment, net                                             519,614             755,057
Other                                                                     6,854               8,810
                                                                   ------------        ------------
     Total assets                                                  $  1,315,489        $  2,122,847
                                                                   ============        ============

     LIABILITIES AND SHAREHOLDERS' (DEFICIENCY) EQUITY

Current liabilities:
  Accounts payable                                                 $    708,152        $    673,527
  Accrued expenses                                                      230,239             346,341
  Amounts due to related party                                        2,105,301             965,057
  Deferred revenue                                                        9,103              66,641
                                                                   ------------        ------------
     Total current liabilities                                        3,052,795           2,051,566

Shareholders' (deficiency) equity:
  Preferred shares, $0.001 par value, 10 million shares
   authorized, no shares issued and outstanding                               -                   -
  Common shares, $0.001 par value, 50 million shares
   authorized, 7,438,889 and 7,438,889 shares
   issued and outstanding, respectively                                   7,439               7,439
  Additional paid-in capital                                         10,988,796          10,988,796
  Accumulated deficit                                               (12,733,541)        (10,924,954)
                                                                   ------------        ------------
     Total shareholders' (deficiency) equity                         (1,737,306)             71,281
                                                                   ------------        ------------

     Total liabilities and shareholders' (deficiency) equity       $  1,315,489        $  2,122,847
                                                                   ============        ============

  The accompanying notes are an integral part of these consolidated financial statements.

                       NIMBUS GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    FOR THE              FOR THE              FOR THE
                                                  YEAR ENDED            YEAR ENDED           YEAR ENDED
                                               DECEMBER 31, 2002     DECEMBER 31, 2001    DECEMBER 31, 2000
                                               -----------------     -----------------    -----------------
Results from continuing operation                           -                     -                    -
                                                  -----------           -----------          -----------
Discontinued operation
  Loss from discontinued operation                 (1,808,587)           (4,050,306)          (6,324,986)
                                                  -----------           -----------          -----------
Net loss                                          $(1,808,587)          $(4,050,306)         $(6,324,986)
                                                  ===========           ===========          ===========
Basic and diluted loss per common share
 from continuing operation                        $         -           $         -          $         -
                                                  ===========           ===========          ===========
Basic and diluted loss per common share
 from discontinued operation                      $     (0.24)          $     (0.54)         $     (0.93)
                                                  ===========           ===========          ===========
Weighted average number of common
 shares outstanding                                 7,438,889             7,438,889            6,793,002
                                                  ===========           ===========          ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                      NIMBUS GROUP, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' (DEFICIENCY) EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000



                                                           COMMON SHARES       ADDITIONAL
                                                      --------------------       PAID-IN        ACCUMULATED
                                                        SHARES      AMOUNT       CAPITAL          DEFICIT            TOTAL
                                                      ---------     ------     -----------     ------------      -----------
Balance at December 31, 1999                          6,000,000     $6,000     $ 1,694,000     $   (549,662)     $ 1,150,338
Issuance of common shares, net of offering costs      1,300,000      1,300       7,907,574                -        7,908,874
Issuance of warrants                                          -          -         630,200                -          630,200
Note payable converted to common shares                 138,889        139         757,022                -          757,161
Net loss for the year ended December 31, 2000                 -          -               -       (6,324,986)      (6,324,986)
                                                      ---------     ------     -----------     ------------      -----------
Balance at December 31, 2000                          7,438,889      7,439      10,988,796       (6,874,648)       4,121,587
Net loss for the year ended December 31, 2001                 -          -               -       (4,050,306)      (4,050,306)
                                                      ---------     ------     -----------     ------------      -----------
Balance at December 31, 2001                          7,438,889      7,439      10,988,796      (10,924,954)          71,281
Net loss for the year ended December 31, 2002                 -          -               -       (1,808,588)      (1,808,588)
                                                      ---------     ------     -----------     ------------      -----------
Balance at December 31, 2002                          7,438,889     $7,439     $10,988,796     $(12,733,542)     $(1,737,307)
                                                      =========     ======     ===========     ============      ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                      NIMBUS GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   FOR THE             FOR THE               FOR THE
                                                                  YEAR ENDED          YEAR ENDED            YEAR ENDED
                                                              DECEMBER 31, 2002    DECEMBER 31, 2001    DECEMBER 31, 2000
                                                              -----------------    -----------------    -----------------
Cash flows from operating activities (inclusive of amounts
 related to discontinued operations):
  Net loss                                                        $(1,808,587)        $(4,050,306)        $(6,324,986)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
    Depreciation and amortization                                           -             463,349             287,060
    Provision for impairment of assets to be disposed of              278,982              41,510                   -
    Amortization of stock purchase warrants                                 -                   -             319,161
    Inventory writedown                                                     -                   -             291,127
    Fair value of warrants issued to consultants                            -                   -              68,200
  Change in assets and liabilities:
    Accounts receivable                                                 2,187              48,482             (94,159)
    Shareholder receivables                                             3,630             115,122            (174,173)
    Inventory                                                         588,093           2,226,426          (3,026,453)
    Prepaid expenses and other current assets                          96,682             333,091            (473,650)
    Other assets                                                        1,955               1,713              (2,100)
    Accounts payable                                                   34,625              34,196             349,611
    Accrued expenses                                                 (116,114)            (31,563)            268,543
    Amounts due related party                                       1,140,256             754,362             210,695
    Deferred revenue                                                  (57,538)           (474,095)            510,416
                                                                  -----------         -----------         -----------
      Net cash provided by (used in) operating activities             164,171            (537,713)         (7,790,708)
                                                                  -----------         -----------         -----------
Cash flows from investing activities:
  Purchase of property and equipment                                  (43,539)           (168,661)         (1,192,274)
                                                                  -----------         -----------         -----------
      Net cash used in investing activities                           (43,539)           (168,661)         (1,192,274)
                                                                  -----------         -----------         -----------
Cash flows from financing activities:
  Proceeds from issuance of common stock                                    -                   -          10,045,596
  Borrowings from affiliate                                                 -                   -           1,500,000
  Payments on borrowings to affiliate                                       -                   -          (1,500,000)
  Payments for offering costs                                               -                   -            (833,414)
                                                                  -----------         -----------         -----------
      Net cash provided by financing activities                             -                   -           9,212,182
                                                                  -----------         -----------         -----------
Net increase (decrease) in cash and cash equivalents                  120,632            (706,374)            229,200
Cash and cash equivalents at beginning of year                        379,775           1,086,149             856,949
                                                                  -----------         -----------         -----------
Cash and cash equivalents at end of year                          $   500,407         $   379,775         $ 1,086,149
                                                                  ===========         ===========         ===========

Supplemental cash flow information:

     -    No amounts were paid for income taxes during 2002, 2001 and 2000.

     - During the year ended December 31, 2000, interest paid was approximately $50,000. No interest was paid during the fiscal years ended December 31, 2002 and 2001, respectively.

     - During the year ended December 31, 2000, the Company recorded $650,200 to additional paid-in capital in connection with the insurance of stock purchase warrants.

     - During the year ended December 31, 2000, a $1 million note payable, net of amortization related to warrants of $242,839, was converted into 138,889 shares of common stock.

     - During the year ended December 31, 2000, $635,466 of the $1 million initial capitalization, recorded as Stock Subscription Receivable as of December 31, 1999, was paid in full.

  The accompanying notes are an integral part of these consolidated financial statements.

NIMBUS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS AND DISCONTINUED OPERATIONS:

During fiscal 2001, Take to Auction.com, Inc. ("TTA"), a company which sells products online through multiple distribution channels, reorganized its corporate structure and changed its primary business focus. On September 26, 2001, TTA, Nimbus Group Inc., a Florida corporation and wholly-owned subsidiary of TTA ("Nimbus"), and TTA Solutions, Inc., a Florida corporation and wholly-owned subsidiary of Nimbus ("TTA Solutions"), entered into an Agreement and Plan of Merger (the "Merger Agreement"). Additionally, another wholly-owned subsidiary of Nimbus, Nimbus Jets, Inc., ("Nimbus Jets") was formed. As a result of the Merger, Nimbus (the "Company") became the parent company of two wholly-owned subsidiaries, TTA and Nimbus Jets under the Merger Agreement. All revenues generated in fiscal 2002 and prior related solely to TTA.

During January 2002, our board of directors adopted a formal plan of disposal of TTA in connection with an overall strategic program designed to focus the Company's resources on Nimbus Jets and the development of a national air taxi service. Revenues included in discontinued operations amounted to $12,312,033, $12,121,853 and $6,009,146 for the years ending December 31, 2002, 2001 and 2000 respectively. Included in Loss from Discontinued Operation on the accompanying 2002 Statement of Operation is an expense of $278,982 representing the amount of an impairment loss on certain assets of the discontinued operations, which were written down to estimated fair value as of December 31, 2002.

Assets and Liabilities 'to be disposed of' were comprised of the following at December 31, 2002:

         Inventory, net                              $121,236
         Prepaid expenses and other current            62,502
         assets
         Property and equipment, net                  519,613
         Other                                          6,854
                                                     --------
                                                     $710,205
                                                     ========
         Accounts payable                            $708,152
         Deferred revenues                              9,103
                                                     --------
                                                     $717,255
                                                     ========

On February 19, 2003, Watch Junction, Inc. ("Watch") purchased the technology and certain assets of Take to Auction (the "Technology Sale"). Watch Junction is owned 100% by the former President of TTA, Mr. Albert Friedman. Mr. Friedman made a cash payment in the amount of $50,000 and returned 305,610 shares of our common stock back to us.

TTA operated the Perfumania.com retail storefront prior to January 2003, which offered over 2,000 fragrance and fragrance-related products, including bath and aromatherapy products. As of December 31, 2002, we owed Perfumania.com approximately $2.1 million relating primarily to inventory purchased from a license agreement (the "License Agreement"). On January 28, 2003, we received a letter from E Com Ventures, Inc. ("ECMV"), the parent of Perfumania.com, indicating we were in default of our Website Operations Services Agreement (the "Agreement") for non-payment of amounts due of approximately $1.9 million to Perfumania.com in connection with the Agreement. To settle the breach of contract claim, we agreed to terminate the Agreement in exchange for a release of the outstanding obligations owed to Perfumania.com. On February 28, 2003, we completed the process of returning the operations of Perfumania.com back to ECMV (the "P.com Return").


NOTE 2. SIGNIFICANT ACCOUNTING POLICIES:

Significant accounting policies and practices used by the Company in the preparation of the accompanying consolidated financial statements are as follows:

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company has incurred net losses since inception in the amount of approximately $12.7 million and has a deficiency in working capital of approximately $2.3 million. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's continuation as a going concern is dependent upon future events, including obtaining financing adequate to support the Company's cost structure and business plans.

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


BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share is computed by dividing the net loss available to common shareholders for the period by the weighted average number of Common Shares outstanding for the period. The calculation of basic and diluted net loss per share excludes 46,050 and 67,675 Common Shares issuable upon exercise of employee stock options during fiscal 2002 and 2001, respectively, as the effect of the exercise would be anti dilutive.

NIMBUS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED):


INVENTORY

Inventory, consisting of finished goods, is stated at the lower of cost or market, cost being determined based on a moving weighted average cost basis, which approximates the first-in, first-out method. The cost of inventory includes product cost and freight charges. The Company recorded a provision of approximately $291,000 for the year ended December 31, 2000 to reduce the carrying value of inventory to its net realizable value. No provisions were made for fiscal years ended December 31, 2002 and 2001, respectively. Provision for potentially slow moving or damaged inventory is recorded based on management's analysis of inventory levels, turnover ratios and through specific identification of slow moving merchandise.


PROPERTY AND EQUIPMENT

Property and equipment is carried at cost, less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the related assets. Costs of major additions and improvements are capitalized and expenditures for maintenance and repairs which do not extend the useful life of the asset are expensed when incurred. Gains or losses arising from sales or retirements are included in income currently. The Company reviews its long-lived assets for impairment on a periodic basis and records an impairment loss to operations if the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset. An impairment loss would be recognized to reduce the carrying amount of the impaired asset to its fair value. Based on a review of the Company's property and equipment, primarily furniture and fixtures and leasehold improvements relating to assets no longer being utilized, the Company recorded a non-cash impairment charge of approximately $41,000. During fiscal 2002, based on the plan of disposal of TTA, the Company recorded an additional non-cash impairment charge of approximately $279,000 to write-down certain assets to their net realizable value. Fair value of these impaired assets was determined based on prices for similar assets. The impairment losses are included in general and administrative expenses in the accompanying consolidated statements of operations.


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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


SIMPLE IRA PLAN

The Company sponsored the Nimbus Group, Inc. SIMPLE IRA Plan (the "Plan"), a defined contribution plan provided pursuant to the requirements of the Internal Revenue Code of 1986, as amended. All employees were eligible to participate in the Plan as of the first day of any month. Participants made pre-tax contributions to the Plan subject to a statutorily prescribed annual limit. The Company was required to make matching contributions, not to exceed 3% of a participant's annual compensation, to the Plan. Each participant was fully vested in their account, including the participant's contributions, the Company's matching contribution and the investment earnings thereon. Contributions by the participants or by the Company to the Plan, and the income earned on such contributions, are generally not taxable to the participants until withdrawn. Contributions by the Company are generally deductible by the Company when made. The participant's and the Company's contributions are held in an IRA. The Company accrued a matching contribution to the Plan as of December 31, 2002, 2001 and 2000 of approximately $28,000, $37,000 and $30,000 respectively, which represents the total contributions made to the Plan by the Company for the years ended December 31, 2002, 2001 and 2000, respectively. In February, 2003, the Company cancelled its SIMPLE IRA Plan.

NIMBUS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED):


WARRANTS

As required by Statement of Financial Position No. 123, ("SFAS No. 123") the Company accounts for warrants issued to non-employees not issued in conjunction with debt by amortizing the fair value of such warrants over the vesting period. During fiscal 2000, expenses related to such warrants was $68,200 and are included in general and administrative expenses in the accompanying consolidated statement of operation. No warrants were issued during fiscal 2002 or 2001.


COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), establishes standards for recording and displaying comprehensive income and its components. SFAS No. 130 requires certain components of equity to be recorded as other comprehensive income. The Company has no other comprehensive income during the fiscal years ended December 31, 2002, 2001 and 2000.


SEGMENT REPORTING

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), establishes standards for public business enterprises to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operated in one segment during 2002, 2001 and 2000.


RECLASSIFICATIONS

Certain reclassifications to the Company's 2001 and 2000 consolidated financial statements were made to conform them to classifications used in 2002.


RECENT ACCOUNTING PRONOUNCEMENTS

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

NIMBUS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2002, the FASB issued SFAS No. 148,
Accounting for Stock-Based Compensation -- Transition and Disclosure an amendment of FASB Statement No. 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. We intend to continue to account for stock-based compensation based on the provisions of APB Opinion No.
25. SFAS 148's amendment of the transition and annual disclosure provisions of SFAS 123 are effective for fiscal years ending after December 15, 2002, and the disclosure requirements for interim financial statements are effective for interim periods beginning after December 15, 2002. We will adopt the disclosure provisions of SFAS 148 beginning in the quarter ending March 31, 2003.


NOTE 3. INITIAL PUBLIC OFFERING:

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


NOTE 4. PROPERTY AND EQUIPMENT:

Property and equipment include the following:

                                      Estimated
                                        Useful
                                        Lives
                                      (in years)   December 31, 2002   December 31, 2001
                                      ----------   -----------------   -----------------
Computer equipment                         3          $  498,061         $  500,607
Computer software                          3             519,743            752,640
Furniture and fixtures                     5              86,001             86,001
Telecommunication equipment                5              39,485             39,485
Leasehold improvements                     5             130,231            130,231
                                                      ----------         ----------
                                                       1,273,521          1,508,964
                                                      ----------         ----------
Less: accumulated depreciation
      and amortization                                  (753,907)          (753,907)
                                                      ----------         ----------
Property and equipment, net                           $  519,614         $  755,057
                                                      ==========         ==========

As of December 31, 2002, all property and equipment were classified as assets held for sale in accordance to the Company's plan of disposal of TTA (See
Note 1).

NIMBUS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5. INCOME TAXES:

The primary components of temporary differences, which give rise to the Company's net deferred tax assets at December 31, 2002 and 2001, respectively, are as follows:


                                        DECEMBER 31, 2002  DECEMBER 31, 2001
                                        -----------------  -----------------
Deferred tax assets:
  Net operating loss carryforwards         $ 4,791,630       $ 4,111,059
  Valuation allowance                       (4,791,630)       (4,111,059)
                                           -----------       -----------
                                           $         -       $         -
                                           ===========       ===========


The income tax provision differs from the amount obtained by applying the statutory Federal income tax rate to pretax income as follows:

                                         FOR THE             FOR THE             FOR THE
                                        YEAR ENDED         YEAR ENDED           YEAR ENDED
                                    DECEMBER 31, 2002   DECEMBER 31, 2001   DECEMBER 31, 2000
                                    -----------------   -----------------   -----------------
Benefit at Federal statutory rates      $ 614,920         $ 1,377,104          $ 2,150,495
State income taxes, net of Federal
 benefit                                   65,651             147,026              229,597
                                        ---------         -----------          -----------
                                          680,571           1,524,130            2,380,092
Valuation allowance                      (680,571)         (1,524,130)          (2,380,092)
                                        ---------         -----------          -----------
                                        $       -         $         -          $         -
                                        =========         ===========          ===========

The Company provides a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company has federal and state net operating loss carryforwards of approximately $12.7 million at December 31, 2002, both of which will begin to expire in the year 2019.


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

NIMBUS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6. RELATED PARTY TRANSACTIONS (CONTINUED):

During March 2000, the Company loaned a shareholder approximately $66,000. This amount was due on demand and accrued interest at the prime rate plus two percent. During October 2001, the shareholder repaid the principal balance and accrued interest in full in the amount of $77,617.

During November 2000, the Company loaned its Chairman of the Board approximately $100,000. During 2002, principal payments of approximately $7,000 were made. The remaining amount, approximately $55,000, is due on demand and accrues interest at the prime rate plus two percent. This loan is classified as shareholder receivables in the accompanying consolidated balance sheet.

Effective September 1, 2001, the Company entered into a licensing agreement (the "License Agreement") with Perfumania.com to license its retail fragrance Web site. Under the terms of the agreement, the Company pays royalties to Perfumania.com of 5% of defined product sales for sales up to $8 million per annum, decreasing to 3% on sales exceeding $11 million per annum. Royalty expense under this agreement for the years ended December 31, 2002 and 2001 were approximately $277,000 and $75,000, respectively.

As of December 31, 2002, we owed Perfumania.com approximately $2.1 million relating primarily to inventory purchased from the License Agreement. On January 28, 2003, we received a letter from ECMV stating that we were in default of the License Agreement for non-payment of amounts due and based on recent public filings that showed that we continue to report losses, have negative working capital and equity, ECMV was terminating the License Agreement. The Company is in the process of returning the operations of Perfumania.com back to ECMV. As part of the transition of the P.com return, ECMV will assume certain liabilities of TTA, relating to the operations of Perfumania.com.

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

NIMBUS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7. STOCK OPTION PLAN:

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

The Amended Option Plan is administered by the Compensation Committee (the "Committee") of the Board of Directors of the Company (the "Board"). The Committee is authorized to determine, among other things, the key employees to whom, and the time at which, options and other benefits are to be granted, the number of shares subject to each option, the applicable vesting schedule and the exercise price. The Committee also determines the treatment to be afforded to a participant in the Amended Option Plan in the event of termination of employment for any reason, including death, disability or retirement. Under the Amended Option Plan, the maximum term of both incentive stock options and non-qualified stock options is seven years.

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

NIMBUS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7. STOCK OPTION PLAN (CONTINUED):


A summary of the status of the Company's Amended Option Plan as of December 31, 2002, 2001 and 2000 is presented below:

                                                 WEIGHTED-AVERAGE
                                       SHARES     EXERCISE PRICE
                                       ------    ----------------
Outstanding on December 31, 1999        157,755      $1.23
Granted                                 775,995      $6.97
Exercised                                     -      $   -
Forfeited                               (38,750)     $7.26
                                      ---------
Outstanding on December 31, 2000        895,000      $5.94
Granted                               2,149,650      $0.93
Exercised                                     -      $   -
Forfeited                               (67,050)     $4.40
                                      ---------
Outstanding on December 31, 2001      2,977,600      $2.35
Granted                                       -      $   -
Exercised                                     -      $   -
Forfeited                              (973,050)     $1.45
                                      ---------
Outstanding on December 31, 2002      2,004,550      $2.67
                                      =========

The weighted-average fair value of stock options granted during 2001 and 2000 was $1.39 and $3.40, respectively. No stock options were granted during 2002. The number of options exercisable at December 31, 2002, 2001 and 2000 were 1,760,816, 2,412,616 and 52,585, respectively.

The following table summarizes information about stock options outstanding at December 31, 2002:

                                        OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                     --------------------------------------------------------     ------------------------------------
                                         WEIGHTED-AVERAGE
                          SHARES             REMAINING                                 SHARES
WEIGHTED-AVERAGE      OUTSTANDING AT     CONTRACTUAL LIFE    WEIGHTED-AVERAGE      EXERCISABLE AT     WEIGHTED-AVERAGE
EXERCISE PRICE       DECEMBER 31, 2002       (YEARS)          EXERCISE PRICE      DECEMBER 31, 2002    EXERCISE PRICE
----------------     -----------------   ----------------    ----------------     -----------------   ----------------
$0.50 - $0.90             646,050               5.89               $0.87                548,683            $0.89
$1.00 - $1.23             762,755               5.53               $1.06                742,755            $1.05
$4.13 - $8.00             595,745               4.29               $7.03                469,378            $7.02
                        ---------                                                     ---------
                        2,004,550                                                     1,760,816
                        =========                                                     =========

NIMBUS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7. STOCK OPTION PLAN - (CONTINUED):

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

The fair value of each option granted under the Company's Amended Option Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2002, 2001 and 2000:

                                2002           2001          2000
                                ----          -------       -------
Expected volatility.........    N/A           226.3%        93.7%
Risk-free interest rate.....    N/A           3.5%          6.0%
Dividend yield..............    N/A           0.0%          0.0%
Expected life...............    N/A           5 years       5 years

Had compensation cost for the Company's Stock Plans been determined based on the fair value at the grant dates for awards under the Stock Plans consistent with the method prescribed by SFAS 123, the Company's net loss and net loss per share (diluted) would have changed to the proforma amounts indicated below:

                                            For the                 For the             For the
                                          year ended              year ended           year ended
                                       December 31, 2002      December 31, 2001     December 31, 2000
                                       -----------------      -----------------     -----------------
Net Loss:
  As reported                             $(1,808,587)          $(4,050,306)          $(6,324,986)
  Proforma                                 (2,845,929)           (5,018,442)           (6,973,002)

Diluted net loss per common share:
  As reported                             $     (0.24)          $     (0.54)          $     (0.93)
  Proforma                                      (0.38)                (0.67)                (1.03)

The effects of applying SFAS 123 in this proforma disclosure are not indicative of future amounts. The Company anticipates that additional awards will be granted in future years.


NOTE 8. CAPITAL STOCK:

The Company completed an equity offer of 1.3 million Common Shares during June 2000 (see Note 3).


NOTE 9. SUBSEQUENT EVENT:

On February 19, 2003, Watch Junction, Inc. ("Watch") purchased the technology and certain assets of Take to Auction (the "Technology Sale"). Watch Junction is owned 100% by the former President of TTA, Mr. Albert Friedman. Mr. Friedman made a cash payment in the amount of $50,000 and returned 305,610 shares of our common stock back to us.

                                    PART III.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During November 2002, the Board dismissed Deloitte & Touche LLP ("D&T") as the independent certified public accountants of the Company. D&T has previously audited our consolidated financial statements for the fiscal years ended December 31, 2001, 2000 and 1999 ("Prior Fiscal Years"). Their reports on such consolidated financial statements did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles, but included uncertainty paragraphs for the Prior Fiscal Years relating to our ability to continue as a "going concern".

In connection with its audits of our financial statements for the Prior Fiscal Years and through November 21, 2002, we had no disagreements with D&T on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of D&T, would have caused D&T to make a reference to the subject matter of the disagreements in connection with its reports on the consolidated financial statements of the Prior Fiscal Years and through November 21, 2002. Further, in connection with the audits of our financial statements of the Prior Fiscal Years and through November 21, 2002, there were no "reportable events" within the meaning of Item 304(a)(1)(v) of the Securities and Exchange Commission's Regulation S-K.

Our Board met and reviewed the qualifications of several potential applicants and chose Berkovits, Lago & Company, LLP as the successor independent certified public accounting firm to be engaged effective November 21, 2002, and was approved by our shareholders on December 3, 2002.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information (as of March 1, 2003) regarding our executive officers and directors:

NAME                                        AGE                      POSITION
----                                        ---                      --------
Ilia Lekach..................................52       Chairman of the Board and Chief Executive Officer and Class II Director
Carlos de Miguel ............................32       Interim Chief Financial Officer and Class III Director
Jonathan Geller..............................28       Class I Director
John-Gary Hewitt.............................51       Class I Director (resigned on Mar. 21 for personal reasons)
Kenneth A. Glenn ............................56       Class III Director

ILIA LEKACH has been our Chairman of the Board and a Class II director since October 1999 and our Chief Executive Officer since January 2002. Mr. Lekach is also the chairman and CEO of E Com Ventures, Inc., an Internet incubator. He was co-founder of Perfumania, Inc. and was Perfumania, Inc.'s Chairman of the Board and Chief Executive Officer from its incorporation in 1988 until April 1994, and again since October 1998. Mr. Lekach served as Chairman of the Board of L. Luria & Son, Inc., a South Florida-based catalog retailer from January 1997 through August 1997. Mr. Lekach also serves as Chairman of the Board and Chief Executive Officer of Parlux Fragrances, Inc., a publicly traded manufacturer and distributor of fragrance and related products since 1990.

In August 1996, ORM Inc., and its affiliates, of which Mr. Lekach was a principal, purchased a controlling interest in L. Luria & Son, Inc., a catalog retailer with financial problems. On August 13, 1997, L. Luria & Son, Inc. filed for relief under Chapter 11 of the Bankruptcy Code and has since been liquidated.

CARLOS DE MIGUEL has been our interim Chief Financial Officer since February 2003 and a Class III director since October 2002. Mr. de Miguel possesses significant transactional experience across multiple industries throughout the United States and Latin America. He is presently Managing Director of Capital Intelligence Partners where he is focused primarily on Investment Banking, Mergers & Acquisitions and Strategic Advisory. Mr. de Miguel has advised both private and public companies alike in building their businesses through strategic initiatives that have created significant shareholder value. On behalf on his clients he has successfully executed upon his extensive network of corporate and investment contacts across multiple industries including media, aviation, financial services, healthcare and telecommunications. Within these industries Mr. de Miguel focused on identifying key opportunities in emerging growth sectors and working with both private and public companies in accelerating their growth, and more importantly their value.

Prior to joining Capital Intelligence, Mr. de Miguel was Managing Director of Rainmaker Capital, an investment banking boutique specializing in private equity, corporate finance and middle market mergers & acquisitions. Mr. de Miguel's expertise stems from his experience in syndicated finance, project finance and cross-border mergers & acquisitions during his appointment as Associate Director of London-based Barclays Bank PLC. Prior to his appointment at Barclays, Mr. de Miguel was Vice President of the Corporate Finance Group at Hamilton Bancorp. Prior to joining Hamilton Bancorp, Mr. de Miguel was an associate within the Equities Division at Goldman Sachs where he formed the foundation for his keen skills in structuring and executing complex financial transactions. At the early stages of his career, Mr. de Miguel founded, operated and successfully sold two separate entrepreneurial ventures.

Mr. de Miguel holds a Degree in Finance & Multinational Management from the Wharton School of the University of Pennsylvania and a Certificate in International Studies from Harvard.

JONATHAN GELLER has been a Class I director since October 1999. From October 1999 through January 2003, Mr. Geller was our Vice-President and Chief Technology Officer. Mr. Geller remains active on the Board and is presently pursuing a new venture within the agriculture sector in Peru. Mr. Geller was co-founder of Jackpot S.A, Lima Peru, a privately owned company specializing in the development of Web pages, providing high bandwidth Internet connections and custom Web applications. From January 1998 until September 1999, Mr. Geller served as Jackpot's Chief Executive Officer. From January 1994 until December 1997, Mr. Geller attended college at North Carolina State University where he graduated with a degree in Industrial Engineering.

JOHN-GARY HEWITT has been a Class I director since October 2001 and effectively resigned from the Board on March 21, 2003 citing personal reasons. He has been replaced on the audit committee by Jonathan Geller, a Class I Director. Prior to joining our Board, Mr. Hewitt was President of Knight Securities, Inc., an electronic market-making firm in the securities industry. While serving as President of Knight, Mr. Hewitt was responsible for Knight's extension into options market-making, international expansion (Europe and Japan), development of Knight's technology, and organizational restructuring. Prior to that, he worked at Goldman Sachs in strategic and business building roles related to Goldman's international equities business. Mr. Hewitt also held various positions at the New York Stock Exchange. Mr. Hewitt holds a B.A. in political science from the University of Rochester, a Juris Doctor from the Boston University School of Law, and a Master's degree in corporate law from New York University.

KENNETH A. GLENN has been a Class III director since November 2002. Mr. Glenn has been the Treasurer, President and CEO of Ryder Systems Federal Credit Union in Miami Dade County since February 1983. Mr. Glenn is a former officer of Barnett Bank of Florida and Executive Vice President of Homestead Air Force Base Federal Credit Union.

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

Based solely on a review of the copies of such forms furnished to the Company and written representations that no Forms 5 were required, the Company believes that, during 2002, its directors, executive officers and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements.


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

During fiscal 2002, the following directors resigned for personal reasons:
General Charles A. Horner (Class I director), David Shpilberg (Class III director), Alan Greenberg (Class III director) and Miguel Cauvi (Class II director).

The remaining Class I director is Jonathan Geller whose term expires at the 2003 annual meeting of our shareholders. Mr. Lekach currently serves as a Class II director whose term expires at the 2004 annual meeting of shareholders. Mr. de Miguel and Mr. Glenn serve as Class III directors whose terms expire at the 2005 annual meeting of shareholders.


BOARD COMMITTEES

The audit committee of our Board consists of Messrs. Glenn and Geller. The audit committee reviews our financial statements and accounting practices, makes recommendations to the Board regarding the selection of independent auditors and reviews the results and scope of the audit and other services provided by our independent auditors. The Company believes Mr. Glenn's experience qualifies him as a financial expert.

We do not have a compensation committee. Our Board currently performs all functions of the compensation committee.


DIRECTOR COMPENSATION

Our independent directors receive options to purchase 5,000 Common Shares per year for their services as directors, and are reimbursed for their reasonable expenses for attending our Board and Board committee meetings. Directors' compensation is paid at the end of each year. The exercise price of the options which form part of the compensation paid to directors will be based on the market value at the time the options are granted.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information with respect to all compensation paid or earned for services rendered to the Company in 2002, 2001 and 2000 by our interim Chief Executive Officer and our three other most highly compensated executive officers whose aggregate annual compensation exceeded $100,000 and who were executive officers of the Company at December 31, 2002 (all of the individuals named in the following table are collectively defined as the "Named Executive Officers"). We do not have a pension plan or a long-term incentive plan, have not issued any restricted stock awards and have not granted any stock appreciation rights as of this date. We have granted stock options. See "Option Grants and Holdings" and "Employee Benefit Plan." The value of all other annual compensation (perquisites and other personal benefits) received by each Named Executive Officer in each respective year did not exceed the lesser of $50,000 or 10% of the Named Executive Officer's total annual salary and bonus reported for such Named Executive Officer.


                           SUMMARY COMPENSATION TABLE

                                                                              SECURITIES
                                     FISCAL    COMPENSATION                   UNDERLYING          ALL OTHER
NAME AND PRINCIPAL POSITION           YEAR      SALARY ($)      BONUS ($)   OPTIONS(#)(1)     COMPENSATION ($)
---------------------------          ------    ------------     ---------   -------------     ----------------
Ilia Lekach                           2002            --           --               --                 --
  Chairman and Interim CEO            2001            --           --          700,000                 --
                                      2000            --           --          270,000                 --

Mitchell Morgan (2)                   2002       132,300
  Chief Financial Officer             2001       128,463           --          200,000              1,348
                                      2000       123,020           --          126,531              1,348

Jonathan Geller (3)                   2002       132,300
  Chief Technology Officer            2001       127,837           --          200,000                190
                                      2000       121,250           --          120,714                190

(1) See "Option Grants and Holdings" below for a description of such executive officers' options.
(2) Mr. Morgan resigned as Chief Financial Officer and director on February 3,2003.
(3)  Mr. Geller resigned as Chief Technology Officer on January 15, 2003.


OPTION GRANTS AND HOLDINGS

No stock options were granted during fiscal 2002.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE.

The following table provides certain summary information concerning stock options held as of December 31, 2002 by our three most highly compensated executive officers. No options have been exercised as of December 31, 2002 by any of the officers. The value of unexercised in-the-money options at December 31, 2002 is based on the value of the Common Shares on December 31, 2002

                                                          NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                                                         UNDERLYING UNEXERCISED             IN-THE-MONEY OPTIONS AT
                                                      OPTIONS AT DECEMBER 31, 2002             DECEMBER 31, 2002
                                                      ----------------------------        ---------------------------
NAME                                                  EXERCISABLE    UNEXERCISABLE        EXERCISABLE   UNEXERCISABLE
----                                                  -----------    -------------        -----------   -------------
Ilia Lekach......................................       970,000          90,000               $--              $--
Mitchell Morgan(1)...............................       375,000              --                --               --
Jonathan Geller(2)...............................       375,000              --                --               --

(1) Mr. Morgan resigned as Chief Financial Officer and director on February 3,2003.
(2)  Mr. Geller resigned as Chief Technology Officer on January 15,2003.


EMPLOYEE BENEFIT PLANS

Stock Option Plan

In November 2001, the shareholders approved an amendment to the Option Plan, to
(1) increase the number of shares reserved for issuance under the Option Plan from 2,442,857 shares of Common Stock to 4,442,857 shares of Common Stock and
(2) effect various additional modifications to the Option Plan, including (a) the removal in its entirety of Section 13 of the Option Plan, entitled "Redemption of Shares by the Company," (b) the removal in its entirety of
Section 18 of the Option Plan, entitled "Information for Optionees," (c) the addition to Section 17 of the Option Plan, entitled "Amendment and Termination of the Plan" of a fixed date of termination for the Option Plan, (d) the replacement of language in Section 3 of the Option Plan, entitled "Number of Shares Available For Options," to change the current pool of stock available for issuance as options under the Option Plan from fifteen percent (15%) of the issued and outstanding shares to 4,442,857 shares, and (e) approval and adoption of the Nimbus Group, Inc. 2001 Amended and Restated Stock Option Plan (the "Amended Option Plan"). Shares covered by any option granted under the Option Plan, which expires unexercised, become available again for grant under the Amended Option Plan. As of December 31, 2002, options to purchase 2,004,550 Common Shares were outstanding with a weighted average exercise price of $2.67 per share, and 2,438,307 shares were available for future grants.


Simple IRA Plan

In February 2003, the Company cancelled its SIMPLE IRA Plan. We sponsored the Nimbus Group, Inc. SIMPLE IRA Plan, a defined contribution plan provided pursuant to the requirements of the Internal Revenue Code of 1986, as amended. All employees were eligible to participate in the SIMPLE IRA Plan as of the first day of any month. Participants made pre-tax contributions to the SIMPLE IRA Plan subject to a statutorily prescribed annual limit. We made matching contributions, not exceeding 3% of a participant's annual compensation, to the SIMPLE IRA Plan. Each participant was fully vested in their account, including the participants' contributions, our matching contribution and the investment earnings thereon. Contributions by the participants or by us to the SIMPLE IRA Plan, and the income earned on such contributions, are generally not taxable to the participants until withdrawn. Contributions by us are generally deductible by us when made. The participant's and our contributions are held in an IRA. We will make a matching contribution to the SIMPLE IRA Plan for Fiscal 2002 of approximately $28,000.

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

We do not maintain directors' and officers' liability insurance.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Shares as of December 31, 2002 by (i) each shareholder known by us to be the beneficial owner of more than 5% of our Common Shares, (ii) each director of Nimbus Group and (iii) all executive officers and directors as a group. The information in the following table assumes (i) a 1,000-for-one stock split of our outstanding Common Shares effected on August 26, 1999 (ii) a subsequent 2.326530644-for-one stock split of our outstanding Common Shares effected on November 3, 1999 and (iii) a subsequent 1-for-3 reverse stock split of our outstanding Common Shares effective on May 4, 2000.

                                                                    COMMON SHARES
                                                                   BENEFICIALLY OWNED
                                                              --------------------------
NAME OF BENEFICIAL OWNER(1)                                    NUMBER      PERCENTAGE(2)
---------------------------                                   ---------    -------------
Ilia Lekach(5)............................................    1,868,000       25.11%
Pacific Investments(7)....................................      988,000       13.28%
E Com Ventures(6).........................................    1,002,889       13.48%
Horacio Groisman(3).......................................      577,957        7.77%
Jonathan Geller(4)........................................      375,000        5.04%
Mitchell H. Morgan(4).....................................      375,000        5.04%
John-Gary Hewitt(8).......................................       33,333           *
Carlos de Miguel    ......................................            -           *
Kenneth A. Glenn  ........................................            -           *

Executive officers and directors as a group
 (8 persons)..............................................    3,985,266       53.57%

(*)  Represents beneficial ownership of less than 1%.

(1) Unless otherwise noted, the address of each shareholder is our address, which is 5555 Anglers Avenue, Suite 16, Fort Lauderdale, Florida 33312.

(2) Percentage of ownership is based on 7,438,889 shares outstanding as of December 31, 2002. Common Shares subject to options currently exercisable or exercisable within 60 days of December 31, 2002 are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

(3) Options to purchase a total of 45,000 shares granted to Dr. Groisman on August 25, 1999 and May 4, 2000, one third of which vest on the first, second and third anniversary of the date of grant. Does not include nonexercisable options of 10,000 shares.

(4) Total options to purchase 375,000 and 375,000 Common Shares, granted to Messrs. Morgan and Geller as of December 31, 2002. All of the options issued to Messrs. Morgan and Geller are currently exercisable. Mr. Morgan resigned as Chief Financial Officer and director on February 3,2003. Mr. Geller resigned as Chief Technology Officer on January 15,2003.

(5) Options to purchase 270,000 Common Shares, granted to Mr. Lekach on January 31, 2000 (90,000 shares) and May 4, 2000 (180,000 shares), one third of which vests on the first, second and third anniversary of the date of grant. Also includes options to purchase 700,000 Common Shares, granted to Mr. Lekach during 2001 (200,000 shares on September 1, 2001 and 500,000 shares on November 21, 2001), vesting immediately. Does not include nonexercisable options to purchase
     90,000 shares.

(6)  E Com Ventures, Inc.'s address is 11701 N.W. 101st Road, Miami, Florida
     33178.

(7) Ilia Lekach, our Chairman of the Board, owns 100 percent of the issued and outstanding shares of common stock of Pacific Investments. On April 17, 2001, Pacific Investments sold 250,000 shares to ECMV at a sales price of $1.01 per share. During February 2002, Pacific Investments sold 300,000 shares to ECMV at a sales price of $1.19 per share.

(8) Options to purchase a total of 100,000 shares granted to Mr. Hewitt, on November 21, 2001, vesting in equal amounts over a three-year period, beginning on the date of grant. Does not include nonexercisable options to purchase 66,667 shares.

The following table summarizes information about stock options outstanding at December 31, 2002:

                                          OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
                     -----------------------------------------------------------    -------------------------------------
                                          WEIGHTED-AVERAGE
                            SHARES            REMAINING                                   SHARES
WEIGHTED-AVERAGE       OUTSTANDING AT       CONTRACTUAL LIFE    WEIGHTED-AVERAGE      EXERCISABLE AT     WEIGHTED-AVERAGE
 EXERCISE PRICE      DECEMBER 31, 2002         (YEARS)           EXERCISE PRICE     DECEMBER 31, 2002     EXERCISE PRICE
----------------     -----------------    ------------------    ----------------    -----------------    ----------------
$0.50 - $0.90              646,050               5.89                $0.87                 548,683             $0.89
$1.00 - $1.23              762,755               5.53                $1.06                 742,755             $1.05
$4.13 - $8.00              595,745               4.29                $7.03                 469,378             $7.02
                         ---------                                                       ---------
                         2,004,550                                                       1,760,816
                         =========                                                       =========

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


PERFUMANIA.COM AGREEMENTS

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

Effective September 1, 2001, the Company entered into a licensing agreement with Perfumania.com to license its retail fragrance Web site. Under the terms of the agreement, the Company pays royalties to Perfumania.com of 5% of defined product sales for sales up to $8 million per annum, decreasing to 3% on sales exceeding $11 million per annum. Royalty expense under this agreement for the years ended December 31, 2002 and 2001 were approximately $277,000 and $75,000, respectively.

As of December 31, 2002, we owed Perfumania.com approximately $2.1 million relating primarily to inventory purchased from the License Agreement. On January 28, 2003, we received a letter from E Com Ventures, Inc. ("ECMV"), the parent of Perfumania.com, indicating we were in default of our Website Operations Services Agreement (the "Agreement") for non-payment of amounts due of approximately $1.9 million to Perfumania.com in connection with the Agreement. To settle the breach of contract claim, we agreed to terminate the Agreement in exchange for a release of the outstanding obligations owed to Perfumania.com. On February 28, 2003, we completed the process of returning the operations of Perfumania.com back to ECMV.


ITEM 14. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.


CHANGES IN INTERNAL CONTROLS

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

                                    PART IV.


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

"Exhibit Schedule"

(a) The following exhibits are filed herewith or incorporated herein by reference:

Exhibit
Number           Description of Exhibit
-------          ----------------------
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

     (c)  Reports on Form 8-K:

     On November 27, 2002 (amended on December 9, 2002), the Company filed a Current Report on Form 8-K reporting that the company had changed its independent auditors for the fiscal year ending December 31, 2002 from Deloitte & Touche LLP to Berkovits, Lago and Company LLP.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nimbus Group


         By: /s/ Ilia Lekach
             --------------------------
         Ilia Lekach
         Chairman of the Board and Interim Chief Executive Officer

April 15, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                                                    Date
                                                                                    ----


         By: /s Mitchell Morgan                                                     April 15, 2003
             ---------------------------
         Mitchell Morgan
         Interim Chief Financial Officer and Director through March 31, 2003


         By: /s/ Jonathan Geller                                                    April 15, 2003
             ---------------------------
         Jonathan Geller
         Director


         By: /s/ Kenneth A. Glenn                                                   April 15, 2003
             ---------------------------
         Kenneth A. Glenn
         Director

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the accompanying Annual Report of NIMBUS GROUP, INC. (the "Registrant") on Form 10-K for the year ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report"), I, ILIA LEKACH, Principal Executive Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

1.   I have reviewed this Annual Report;
2. Based on my knowledge, this Annual Report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;
3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as, and for the periods presented in this Annual Report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, to the extent applicable, is made known to me by others within those entities, particularly during the period in which this Annual Report is being prepared;
     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and
     c) presented in this Annual Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;
5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and
6. I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



By:  /s/ILIA LEKACH
     --------------
     ILIA LEKACH
     Principal Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the accompanying Annual Report of NIMBUS GROUP, INC. (the "Registrant") on Form 10-K for the year ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report"), I, CARLOS DE MIGUEL, Principal Financial Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

3.   I have reviewed this Annual Report;
4. Based on my knowledge, this Annual Report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;
3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as, and for the periods presented in this Annual Report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, to the extent applicable, is made known to me by others within those entities, particularly during the period in which this Annual Report is being prepared;
     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and
     c) presented in this Annual Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;
5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and
6. I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



By:  /s/ MITCHELL MORGAN
     -------------------
     MITCHELL MORGAN
     Principal Financial Officer
     April 15, 2003