Form 10-Q
period 2003-03-31
NIMBUS GROUP  INC
filed 2003-05-28
CIK 1093837

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  Quarterly Report pursuant to Section 13 or 15(d) of the
[X]               Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2003

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

         2999 NE 191st, Suite 805
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

         As of May 19, 2003, 7,438,889 shares of Common Stock, $.001 par value were outstanding.

================================================================================

                               NIMBUS GROUP, INC.



                                TABLE OF CONTENTS


                                                                                                               Page
PART I.     FINANCIAL INFORMATION
Item 1.  Financial Statements.............................................................................
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations............
Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......................................
Item 4.  Controls and Procedures..........................................................................

PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings................................................................................
Item 2.  Changes in Securities and Use of Proceeds........................................................
Item 3.  Defaults Upon Senior Securities..................................................................
Item 4.  Submission of Matters to a Vote of Security Holders..............................................
Item 5.  Other Information................................................................................
Item 6.  Exhibits and Reports on Form 8-K.................................................................

                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited)


                       NIMBUS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                     MARCH 31,              DECEMBER 31,
                                                                                         2003                     2002
                                                                                     ------------             ------------
                                  ASSETS

Current assets:
     Cash and cash equivalents                                                       $     40,864             $    500,408
     Accounts receivable                                                                       --                   49,454
     Shareholder receivable                                                                45,123                   55,421
     Inventory, net                                                                            --                  121,236
     Prepaid expenses and other current assets                                              7,300                   62,502
                                                                                     ------------             ------------
           Total current assets                                                            93,287                  789,021

Property and equipment, net                                                               688,089                  519,614
Other                                                                                          --                    6,854
                                                                                                              ------------
           Total assets                                                              $    781,376             $  1,315,489
                                                                                     ============             ============

                        LIABILITIES AND SHAREHOLDERS' (DEFICIENCY) EQUITY

Current liabilities:
     Accounts payable                                                                $    397,397             $    708,152
     Accrued expenses                                                                      45,218                  230,239
     Amounts due to related party                                                              --                2,105,301
     Deferred revenue                                                                          --                    9,103
                                                                                     ------------             ------------
           Total current liabilities                                                      442,615                3,052,795

Commitments and Contingencies

Shareholders' (deficiency) equity :
     Preferred shares, $0.001 par value, 10 million shares
        authorized, no shares issued and outstanding                                           --                       --
     Common shares, $0.001 par value, 50 million shares
        authorized, 7,438,889 and 7,438,889 shares
        issued and outstanding, respectively                                                7,133                    7,439
     Additional paid-in capital                                                        10,988,796               10,988,796
     Accumulated deficit                                                              (11,345,257)             (12,733,541)
                                                                                     ------------             ------------
           Total shareholders' (deficiency) equity                                       (349,328)              (1,737,306)
                                                                                     ------------             ------------

           Total liabilities and shareholders' (deficiency) equity                   $     93,287             $  1,315,489
                                                                                     ============             ============

                       NIMBUS GROUP, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)


                                                                       FOR THE THREE-MONTHS
                                                                          ENDED MARCH 31,
                                                               ------------------------------------
                                                                   2003                    2002
                                                               ------------            ------------
Cash flows from operating activities:
     Net income (loss)                                         $ 1,388,284             $  (807,874)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation and amortization                                    --                 124,256
     Change in operating assets and liabilities:
       Accounts receivable                                          49,454                (170,274)
       Shareholder receivables                                      10,298                   6,081
       Inventory                                                   121,236                 (76,904)
       Prepaid expenses and other current assets                    55,202                  52,539
       Other assets                                                  6,854                     393
       Accounts payable                                           (310,755)                514,701
       Accrued expenses                                           (185,021)                (86,119)
       Amounts due to related party                             (2,105,301)                188,607
       Deferred revenue                                             (9,103)                (39,910)
                                                               -----------             -----------
          Net cash used in operating activities                   (978,852)               (294,504)
                                                               -----------             -----------

Cash flows from investing activities:
     Purchase of property and equipment                            519,614                 (37,917)
                                                               -----------             -----------
          Net cash used in investing activities                    519,614                 (37,917)
                                                               -----------             -----------

Cash flows from financing activities:
                                                                                              (306)
     Book overdraft                                                     --                      --
                                                               -----------             -----------
          Net cash provided by financing activities                   (306)                     --
                                                               -----------             -----------

Net decrease in cash and cash equivalents                         (459,544)               (332,421)

Cash and cash equivalents at beginning of period                   500,408                 379,775
                                                               -----------             -----------
Cash and cash equivalents at end of period                     $    40,864             $    47,354
                                                               ===========             ===========

                       NIMBUS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                       FOR THE THREE-MONTHS
                                                                          ENDED MARCH 31,
                                                        ---------------------------------------------------
                                                                   2003                      2002
                                                        -------------------------  ------------------------
Net revenues                                             $                542,908   $             3,105,151
Cost of net revenues                                                      404,488                 2,462,788
                                                         -------------------------  ------------------------

      Gross margin                                                        138,420                   642,363
                                                         -------------------------  ------------------------

Operating expenses:
   General and administrative expenses                                    183,106                   746,717
   Auction fees                                                            92,165                   134,174
   Sales and marketing                                                     22,065                   271,249
   Fulfillment                                                             20,225                   223,716
   Web site development expenses                                               --                    74,412
                                                         -------------------------  ------------------------

      Total operating expenses                                            317,561                 1,450,268
                                                         -------------------------  ------------------------

Net loss from operations                                                 (179,141)                 (807,905)

Gain on sale of assets and extinguishment of debt                       1,567,425                        --

Interest income, net                                                           --                        31
                                                         -------------------------  ------------------------

Net income (loss)                                        $              1,388,285   $              (807,874)
                                                         =========================  ========================

Basic and diluted loss per common share                  $                   0.19   $                 (0.11)
                                                         =========================  ========================

Weighted average number of common
   shares outstanding                                                   7,133,279                 7,438,889
                                                         =========================  ========================


                                                   Estimated
                                                  useful lives
                                                   (in years)                March 31, 2003            December 31, 2002
                                                  -------------            -------------------       -----------------------
Computer equipment                                     3                             $ 98,061                     $ 498,061
Computer software                                      3                              519,743                       519,743
Furniture and fixtures                                 5                               26,000                        86,001
Telecomunnication equipment                            5                               39,485                        39,485
Leasehold improvements                                 5                                4,800                       130,231
                                                                           -------------------       -----------------------
                                                                                      688,089                     1,273,521

Less: accumulated depreciation
and amortization                                                                                                   (753,907)
                                                                           -------------------       -----------------------
Property and equipment, net                                                           688,089                       519,614
                                                                           ===================       =======================

NOTE 1. NATURE OF OPERATIONS AND DISCONTINUED OPERATIONS:

During fiscal 2001, Take to Auction.com, Inc. ("TTA"), a company which sells products online through multiple distribution channels, reorganized its corporate structure and changed its primary business focus. On September 26, 2001, TTA, Nimbus Group Inc., a Florida corporation and wholly-owned subsidiary of TTA ("Nimbus"), and TTA Solutions, Inc., a Florida corporation and wholly-owned subsidiary of Nimbus ("TTA Solutions"), entered into an Agreement and Plan of Merger (the "Merger Agreement"). Additionally, another wholly-owned subsidiary of Nimbus, Nimbus Jets, Inc., ("Nimbus Jets") was formed. As a result of the Merger, Nimbus (the "Company") became the parent company of two wholly-owned subsidiaries, TTA and Nimbus Jets under the Merger Agreement. All revenues generated relate solely to TTA. The Company's current business plan is the wholesale distribution of fragrances and skincare products.

On February 19, 2003, Watch Junction, Inc. purchased a license to certain technology and certain assets of Take to Auction. Watch Junction is owned 100% by the former President of TTA, Mr. Albert Friedman. Mr. Friedman made a cash payment in the amount of $50,000 and returned 305,610 shares of the Company's common stock back to the Company.

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES:

Significant accounting policies and practices used by the Company in the preparation of the accompanying consolidated financial statements are as follows:

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company has incurred net losses since inception in the amount of approximately $11.3 million and has a deficiency in working capital of approximately $350,000. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon future events, including obtaining financing adequate to support the Company's cost structure and business plan.

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

WARRANTS

As required by Statement of Financial Position No. 123, ("SFAS No. 123") the Company accounts for warrants issued to non-employees not issued in conjunction with debt by amortizing the fair value of such warrants over the vesting period. During fiscal 2000, expenses related to such warrants was $68,200 and are included in general and administrative expenses in the accompanying consolidated statement of operation. No warrants were issued during the three months ended March 31, 2003, fiscal 2002 or 2001.

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

During November 2000, the Company loaned its Chairman of the Board approximately $100,000. During 2002, principal payments of approximately $7,000 were made. The remaining amount, approximately $45,000, is due on demand and accrues interest at the prime rate plus two percent. This loan is classified as shareholder receivables in the accompanying consolidated balance sheet.

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

On February 19, 2003, Watch Junction, Inc. purchased a license to certain technology and certain assets of Take to Auction. Watch Junction is owned 100% by the former President of TTA, Mr. Albert Friedman. Mr. Friedman made a cash payment in the amount of $50,000 and returned 305,610 shares of the Company's common stock back to the Company.

On December 28, 1999, the Company entered into a five year operating lease agreement for its corporate headquarters. Monthly rent payments are approximately $14,500 during the period of this agreement.

NIMBUS GROUP, INC.

ITEM 2: Management's Discussion and Analysis of Financial condition and Results of Operations
================================================================================

This report contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among others, statements concerning the Company's outlook for 2003 and beyond, the Company's expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These risks and uncertainties are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

Overview

During January 2002, our Board adopted a formal plan of disposition of our wholly owned subsidiary Take to Auction.com, Inc., (TTA), in connection with our overall strategic program designed to focus our resources on Nimbus Jets and the development of a national air taxi service.

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

Due to the continuous declining market conditions of the air transportation industry, during January 2003, our Board resolved not to continue to pursue the development of a private air taxi service and to refocus its efforts on a plan to bring Nimbus Group to profitable levels. On January 15, 2003, Mr. Jonathan Geller tendered his resignation as Chief Technology Officer, effective immediately. Mr. Geller will continue to consult for us and will remain on our Board. On February 3, 2003, Mr. Mitchell Morgan tendered his resignation as Chief Financial Officer, but has continued to serve as our Principal Financial Officer for purposes of complying with our SEC reporting obligations.

On February 19 2003, Watch Junction, Inc. acquired a license to certain technology and purchased certain assets of TTA. Watch Junction is owned 100% by the former President of TTA, Mr. Albert Friedman. Mr. Friedman made a cash payment in the amount of $50,000 and returned 305,610 shares of our common stock back to us.

TTA operated the Perfumania.com retail storefront prior to January 2003, which offered over 2,000 fragrance and fragrance-related products, including bath and aromatherapy products. As of December 31, 2002, we owed Perfumania.com approximately $2.1 million relating primarily to inventory purchased from a license agreement (the "License Agreement"). On January 28, 2003, we received a letter from E Com Ventures, Inc. ("ECMV"), the parent of Perfumania.com, indicating we were in default of our Website Operations Services Agreement (the "Agreement") for non-payment of amounts due of approximately $1.9 million to Perfumania.com in connection with the Agreement. To settle the breach of contract claim, we agreed to terminate the Agreement in exchange for a release of the outstanding obligations owed to Perfumania.com. On February 28, 2003, we completed the process of returning the operations of Perfumania.com back to ECMV (the "P.com Return"). As of December 31, 2002, we owed Perfumania.com approximately $2.1 million relating primarily to inventory purchased from the License Agreement. On January 28, 2003, we received a letter from ECMV, the parent of Perfumania.com, indicating we were in default of our Agreement for non-payment of amounts due of approximately $1.9 million to Perfumania.com in connection with the Agreement. To settle the breach of contract claim, we agreed to terminate the Agreement in exchange for a release of the outstanding obligations owed to Perfumania.com. We returned the operations of Perfumania.com back to ECMV. As part of the transition of the P.com Return, ECMV assumed certain liabilities of TTA, relating to the operations of Perfumania.com.

On March 1 2003, Nimbus management began devising a plan that would take our company to profitable levels over the next 18 months by capitalizing on our experience in marketing, branding and licensing.

Business Plan of Operations

Our company is currently in the planning stages of changing its primary focus to the wholesale distribution of fragrances, both proprietary and under license, as well as a diverse line skincare products. We plan to initially distribute product lines via retail outlets across the United States. With the hiring of qualified marketing personnel, we will promote its proposed fragrance and skincare lines to gain preferred shelf space through regular retail promotions. While penetrating U.S. retail stores, we plan to simultaneously move to secure other distribution relationships with leading retailers abroad. We do not plan to directly manufacture any product, nor take large positions in inventory. Conversely, our plan to utilize direct delivery to its retail customer utilizing back-to-back bank letters of credit coupled with Just in Time (JIT) inventory management. Given that Nimbus has not reported earnings since inception, we believe this new business focus is based on more traditional business fundamentals and that our company may be able to create value for its shareholders via a simpler, yet potentially profitable distribution model. We currently employee 3 individuals, including 1 executive officer. We believe the number of employees is adequate for the implementation of our new business plan, although we intend to hire additional employees in June 2003.

Results of Operations

The results of operations for the three month periods ended March 31, 2003 and 2002 reflect the results of operations for our wholly owned subsidiary TTA. We have materially changed the focus and business plan of our company. In addition, for the three months ended March 31, 2003 our business operations decreased significantly, except for general and administrative activities and activities associated with the reorganization of our company. As such, the comparative results of our operation for the periods below may be meaningless.

Net Revenues. TTA's revenues were derived from sales of product at auction and through storefronts, sales of product through Perfumania.com and TTA Direct, membership fees paid by our users for TTA Auctions, set-up fees paid by users to open their own virtual storefront through TTA Superstores, and shipping and handling fees. We are no longer engaged in these sales activities.

Overall net revenues decreased approximately $2,562,151 or 82.5% to approximately $543,000 for the three-month period ended March 31, 2003 compared to $3,105,151 for the three-month period ended March 31, 2002. The decrease is due the changes in our operations described above.

Auction revenues were approximately $34,000 for the three-month period ended March 31, 2003 and approximately $1,000,000 for the three-month period ended March 31, 2002.

For the three-month period ended March 31, 2003, revenues from TTA Direct decreased to approximately $21,000 compared to approximately $558,000 for the three-month period ended March 31, 2002.

Cost of Net Revenues. Cost of net revenues consist primarily of the cost of the merchandise sold and outbound shipping costs related to those items. Cost of net revenues decreased $2,058,300 to $404,488 for the three month period ended March 31, 2003, compared to approximately $2,462,788 for the three month period ended March 31, 2002. Cost of net revenues as a percentage of revenues were approximately 75% for the three month period ended March 31, 2003 and 79% for the three month period ended March 31, 2002.

General and Administrative Expenses. General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses decreased approximately $564,000 to approximately $103,000 for the three-month period ended March 31, 2003 compared to approximately $747,000 for the three-month period ended March 31, 2002. General and administrative expenses as a percentage of net revenues were 34% for the three month period ended March 31, 2003 and 24% for the three-month period ended March 31, 2002. The decrease in general and administrative expenses was due to the suspension of our business operations during the three month period ended March 31, 2003 and the reduction in administrative and executive personal.

Auction Fees. Auction fees consist of fees incurred by us for posting and selling items at online auction sites. Auction fees decreased approximately $42,000 to $92,165 for the three-month period ended March 31, 2003, compared to $134,174 for the three-month period ended March 31, 2002.

Sales and marketing. Sales and marketing expenses consist of fees incurred for advertising and promotion of our brand. Sales and marketing decreased approximately $249,000 to approximately $22,000 for the three-month period ended March 31, 2003 compared to approximately $271,000 for the three-month period ended March 31, 2002.

Fulfillment. Fulfillment expenses decreased approximately $203,500 to $20,225 for the three month period ended March 31, 2003 compared to $223,716 for the three month period ended March 31, 2002.

Web site development expenses. Web site development expenses consist principally of expenses incurred to develop and maintain our network operations and systems and telecommunications infrastructure. Web site development expenses decreased approximately $54,000 to approximately $20,000 for the three-month period ended March 31, 2003 compared to $74,412 for the three-month period ended March 31, 2002. Although we believe that our Web site development is currently completed and we will not incur development costs in the future in order to implement our intended business plan.

Gain on sale of assets. For the three month period ended March 31, 2003 we had a gain on sales of assets of $1,567,425 due to the sale of certain of our assets to a related party. On February 19, 2003 we licensed the technology and sold certain assets of TTA to Watch Junction. Watch Junction is owned 100% by the former President of TTA, Mr. Albert Friedman. Mr. Friedman made a cash payment in the amount of $50,000 and returned 305,610 shares of our common stock back to us.

Net income (loss). The net income totaled approximately $1,388,284 for the three-month period ended March 31, 2003 as compared to a net loss of $807,874 for the three month period ended March 31, 2002. The net income resulted from the gain on sale of assets to a related party described above.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements during fiscal 2003 will be to fund the operations of our future business plan. We have had negative cash flows since inception, resulting primarily from our wholly-owned subsidiary, TTA. Our working capital to date has been provided primarily by the proceeds from our initial capitalization of $1,000,000, other private placements, the issuance of the Notes (see below), and our initial public offering consummated in June 2000.

Cash and cash equivalents at March 31, 2003 were approximately $40,864. Cash and cash equivalents at December 31, 2002, 2001 and 2000 were approximately $0.5 million, $0.4 million and $1.1 million, respectively. Our working capital (deficit) totaled approximately ($349,300) at March 31, 2003, ($2.3) million at December 31, 2002, (0.7) million at December 31, 2001 and $3.0 million at December 31, 2000.

We had $1,388,284 provided in operating activities for the three months ended March 31, 2003 which resulted from the license of technology and sale of certain assets described above. Approximately $0.2 million of cash was provided in operating activities for the year ended December 31, 2002. This was primarily the result of a loss of approximately $1.8 million, offset primarily by a decrease in our inventory of approximately $0.6 million and an increase in amounts due related party of approximately $1.1 million. The increase in amounts due related party resulted from amounts owed to ECMV relating to our License Agreement which was terminated during January 2003. We used cash of approximately $0.5 million in operating activities for the year ended December 31, 2001. This was primarily the result of a loss of approximately $4.1 million, as well as decreases in inventory of approximately $2.2 million, in prepaid expenses and other current assets of $0.3 million and in deferred revenue of $0.5 million, offset primarily by increases in amounts due related party of $0.8 million. During the year ended December 31, 2001, inventory levels were decreased in an effort to liquidate some of our slower moving inventory items and provide the necessary cash flows to fund our current operations. The decrease in prepaid expenses and other current assets primarily related to amounts advanced to suppliers for specialty purchased inventory of which a majority of this inventory has been received subsequent to December 31, 2000. The increase in amounts due related party resulted from amounts owed to ECMV relating to our service agreement in which we outsourced our warehouse and distribution functions. We used cash of approximately $7.8 million in operating activities for the year ended December 31, 2000. This was primarily the result of a loss of approximately $6.3 million, the increase in our inventory of approximately $3.0 million and the increase in prepaid expenses and other current assets of $0.5 million. During the year ended December 31, 2000, inventory levels were increased to support the growth in our membership base from approximately 50,000 credits as of December 31, 1999 to approximately 1.1 million credits as of December 31, 2000. The increase in prepaid expenses and other current assets primarily related to amounts advanced to suppliers for specialty purchased inventory of which a majority of this inventory had been received subsequent to December 31, 2000. The additional changes in other operating assets and liabilities were principally related to increases in accounts payable, accrued expenses, amounts due related party and deferred revenue of approximately $1.4 million.

As of December 31, 2002, we owed Perfumania.com approximately $2.1 million relating primarily to inventory purchased from the License Agreement. On January 28, 2003, we received a letter from ECMV, the parent of Perfumania.com, indicating we were in default of our Agreement for non-payment of amounts due of approximately $1.9 million to Perfumania.com in connection with the Agreement. To settle the breach of contract claim, we agreed to terminate the Agreement in exchange for a release of the outstanding obligations owed to Perfumania.com. As a result of returning the operations of Perfumania.com back to ECMV, amounts due to related parties decreased from $2,105,301 as of December 31, 2003 to $-0- at March 31, 2003. As part of the transition of the P.com Return, ECMV has also assumed certain liabilities of TTA, relating to the operations of Perfumania.com.

We had no cash flows from financing activities for the three months ended March 31, 2003 nor years ended December 31, 2002 and 2001. Cash provided by financing activities for the year ended December 31, 2000 was approximately $9.2 million. This was the result of net proceeds received from our initial public offering of approximately $9.4 million, proceeds received from our stock subscriptions receivable (relating to our initial capitalization) in the amount of approximately $0.6 million, and proceeds received from a convertible promissory note (the "Note") in the amount of $1 million from ECMV, a company related through a common chairman of the board, offset by the repayment of another note (similar in all respects to the "Note") in the amount of $1 million, and payments made for offering costs of approximately $0.8 million.

During November 2000, we loaned our Chairman of the Board approximately $100,000. The remaining amount outstanding as of March 31, 2003, approximately $45,000, is due on demand and accrues interest at the prime rate plus two percent.

We have incurred net losses since inception, and our ability to ultimately obtain profitable operations is dependent upon future events, including without limitation, obtaining financing adequate to support our cost structure and future business plans. We are in the process of evaluating a suitable business plan and we are trying to raise additional funds through the private offering of our securities. There can be no assurance that a new business strategy will be evaluated and completed in a timely manner, that it will be successfully implemented, or that funding on a private offering will be successfully completed, or that our future cash flows will be sufficient to meet all of our obligations and commitments. The failure to generate such sufficient cash flows could significantly adversely affect the market value of our common stock and the operation of our business, results of operations and financial condition.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the quarter ended March 31, 2003, there have been no material changes in the information about our market risk as of December 31, 2002 as set forth in item 7A. of the Company's Form 10-K for the year ended December 31, 2002. Our market risk exposure with respect to financial instruments is to changes in the "prime rate" in the United States. We have a loan receivable, due on demand, from our chairman and interim CEO in the amount of approximately $45,000 bearing interest at prime plus two percent. As of March 31, 2003, we had no short or long-term investments.

ITEM 4: CONTROLS AND PROCEDURES

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


PART II - OTHER INFORMATION
================================================================================

Item 1. Legal Proceedings

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

Item 2.  Change in Securities and Use of Proceeds

We did not issue or sell any unregistered securities during the quarter ended March 31, 2003.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On January 15, 2003, Mr. Jonathan Geller tendered his resignation as Chief Technology Officer, effective immediately. Mr. Geller will continue to consult for us and will remain on our Board. On February 3, 2003, Mr. Mitchell Morgan tendered his resignation as Chief Financial Officer, but has continued to serve as our Principal Financial Officer for purposes of complying with our SEC reporting obligations. Effective June 2, 2003, Ms. Sandra Orr shall commence serving as our Chief Financial Officer. Ms. Orr's biographical information is as follows:

Ms. Orr holds an MBA degree from the University of Pittsburgh, a bachelor of arts from Westminister College. She is also a CPA in the State of Florida. Ms. Orr has over 17 years experience in managing a variety of functional areas including marketing, operations, finance and accounting. Ms. Orr currently serves as an Adjunct Professor in marketing and e-business for Graduate School of Business at the University of Miami. She has held Vice President positions with Ryder Systems from 1984 to 2001.

On May 19, 2003, We acquired from Omniscent Corp. certain rights to a portfolio of fragrance brands and Skincare line that include; The Cara Mia Swiss Formulated Skincare line, Phantom Women and Men Fragrances, as well as Ultra-E Fragrance for the Young Set. The Cara Mia line will initially debut with four products created specifically to repair and rejuvenate the users skin. The other two brands are Phantom Parfum and Ultra-e fragrances. Our company acquired these rights from Omniscent for 2,500,000 shares of preferred convertible stock. The rights and designations of the preferred shares have not been finalized, although it is anticipated that the preferred shares will be convertible into shares of common stock of our company on a one to one basis at the option of the holder.

Effective May 20, 2003, we entered into a licensing agreement with Victory International USA LLC to distribute its Cara Mia Cosmetics brand worldwide. Under the terms of the agreement, Victory is to advance the company $200,000 against royalties of 12% on all net sales made by Victory International USA LLC. First deposit of $50,000 was received on May 21, 2003, the balance is due by September 2003. Ongoing royalties are payable quarterly.

Effective May 21, 2003, we also acquired the licensing rights for the Phantom Fragrances brand which is licensed to Moar International. Under the terms of the licensing agreement a royalty fee of 5% on net sales of the brand will be paid to us by Moar International. First payment is due August 2003.

Item 6. Exhibits and Reports on Form 8-K

     (a) Index to Exhibits.

   EXHIBIT NO.         DESCRIPTION OF EXHIBIT
   -----------         ---------------------
      99.1             Certification by Chief Executive Officer pursuant to 18
                       U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

      99.2 Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

     (b) Reports on Form 8-K.

         On January 29, 2003, we filed a current report on Form 8-K to disclose that on January 28, 2003 we received a letter from E Com Ventures, Inc., the parent of Perfumania.com, indicating we were in default of our Web Site Operations Services Agreement for non-payment of amounts due and that the Agreement was therefore terminated.

         On February 5, 2003, we filed a current report on Form 8-K to disclose that on January 15, 2003 Jonathan Geller resigned as chief technology officer of our company, citing personal commitments as his reason for resigning. Mr. Geller has remained as a consultant to our company as well as a director of our company. In addition, the Form 8-K disclosed that on February 3, 2003 Mitchell Morgan resigned as chief financial officer as well as director of our company, citing family obligations as his reasons for resignation.

         On February 24, 2003, we filed a current report on Form 8-K to disclose that on February 18, 2003 Watch Junction, Inc. purchased a license to certain technology and purchased certain assets of Take to Auction.com, Inc. ("TTA"). The report also disclosed that Watch Junction, Inc. is owned by the former president of TTA, Mr. Albert Friedman. Total consideration for the license and purchase was $50,000 and 305,610 shares of our common stock owned by Mr. Friedman. The shares of stock repurchased by our company were returned to treasury. In addition, the current report also disclosed that to settle a breach of contract claim made by E Com Ventures, Inc., we had agreed to terminate the Web Site Operation Services Agreement with E Com Ventures, Inc. in exchange for a release of the outstanding obligations owed to Perfumania.com under the Agreement.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer.

                                       NIMBUS GROUP, INC.


                                       By:  /s/ Ilia Lekach
                                            ----------------------------------
                                               Ilia Lekach
                                               Chairman of the Board and
                                               nterim Chief Executive Officer


                                       By:  /s/ Mitchell Morgan
                                            ----------------------------------
                                               Mitchell Morgan
                                               Principal Financial Officer

Date:     May 25, 2003

                                 Certifications

I, ILIA LEKACH, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of NIMBUS GROUP, INC.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

         A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and

         C) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: MAY 25, 2003

/s/Ilia Lekach
-----------------------
ILIA LEKACH
Chief Executive Officer (or equivalent)

I, MITCHELL MORGAN, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of NIMBUS GROUP, INC.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

         A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and

         C) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: MAY 25, 2003

/s/ Mitchell Morgan
-----------------------
MITCHELL MORGAN
Chief Financial Officer (or equivalent)