Form 10-Q/A
period 2003-03-31
NIMBUS GROUP  INC
filed 2003-06-16
CIK 1093837

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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

                               NIMBUS GROUP, INC.



                                TABLE OF CONTENTS


                                                                                                               Page
PART I.     FINANCIAL INFORMATION
Item 1.  Financial Statements.............................................................................       1

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations............      11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......................................      16

Item 4.  Controls and Procedures..........................................................................      16


PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings................................................................................      16

Item 2.  Changes in Securities and Use of Proceeds........................................................      16

Item 3.  Defaults Upon Senior Securities..................................................................      17

Item 4.  Submission of Matters to a Vote of Security Holders..............................................      17

Item 5.  Other Information................................................................................      17

Item 6.  Exhibits and Reports on Form 8-K.................................................................      17

                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited)


                       NIMBUS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                     MARCH 31,              DECEMBER 31,
                                                                                         2003                     2002
                                                                                     ------------             ------------
                                  ASSETS

Current assets:
     Cash and cash equivalents                                                       $     40,864             $    500,408
     Accounts receivable                                                                       --                   49,454
     Shareholder receivable                                                                45,123                   55,421
     Inventory, net                                                                            --                  121,236
     Prepaid expenses and other current assets                                              7,300                   62,502
                                                                                     ------------             ------------
           Total current assets                                                            93,287                  789,021

Property and equipment, net                                                                    --                  519,614
Other                                                                                          --                    6,854
                                                                                                              ------------
           Total assets                                                              $     93,287             $  1,315,489
                                                                                     ============             ============

                        LIABILITIES AND SHAREHOLDERS' (DEFICIENCY) EQUITY

Current liabilities:
     Accounts payable                                                                $    397,397             $    708,152
     Accrued expenses                                                                      45,218                  230,239
     Amounts due to related party                                                              --                2,105,301
     Deferred revenue                                                                          --                    9,103
                                                                                     ------------             ------------
           Total current liabilities                                                      442,615                3,052,795

Commitments and Contingencies

Shareholders' (deficiency) equity :
     Preferred shares, $0.001 par value, 10 million shares
        authorized, no shares issued and outstanding                                           --                       --
     Common shares, $0.001 par value, 50 million shares
        authorized, 7,438,889 and 7,438,889 shares
        issued and outstanding, respectively                                                7,133                    7,439
     Additional paid-in capital                                                        10,988,796               10,988,796
     Accumulated deficit                                                              (11,345,257)             (12,733,541)
                                                                                     ------------             ------------
           Total shareholders' (deficiency) equity                                       (349,328)              (1,737,306)
                                                                                     ------------             ------------

           Total liabilities and shareholders' (deficiency) equity                   $     93,287             $  1,315,489
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
                                                               ===========             ===========

                       NIMBUS GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                  FOR THE THREE-MONTHS
                                                                                     ENDED MARCH 31,
                                                                   ---------------------------------------------------
                                                                              2003                      2002
                                                                   -------------------------  ------------------------
Net revenues                                                        $                542,908   $             3,105,151
Cost of net revenues                                                                 404,488                 2,462,788
                                                                    -------------------------  ------------------------

      Gross margin                                                                   138,420                   642,363
                                                                    -------------------------  ------------------------

Operating expenses:
   General and administrative expenses                                               183,106                   746,717
   Auction fees                                                                       92,165                   134,174
   Sales and marketing                                                                22,065                   271,249
   Fulfillment                                                                        20,225                   223,716
   Web site development expenses                                                          --                    74,412
                                                                    -------------------------  ------------------------

      Total operating expenses                                                       317,561                 1,450,268
                                                                    -------------------------  ------------------------

Net loss from operations                                                            (179,141)                 (807,905)

Other income (expense)
  Interest income, net                                                                    --                        31
  Loss on exchange of assets and liabilities                                        (537,876)                       --
                                                                    -------------------------  ------------------------

    Total other income (expense)                                                    (537,876)                       31
                                                                    -------------------------  ------------------------

Net loss before extraordinary items                                                 (717,017)                 (807,874)

Extraordinary item
  Gain on extinguishment of debt                                                   2,105,301                        --
                                                                    -------------------------  ------------------------

Net income (loss)                                                   $               1,388,284  $               (807,874)
                                                                    =========================  ========================

Basic and diluted loss per common share                             $                    0.19  $                  (0.11)
                                                                    =========================  ========================

Weighted average of number of common shares outstanding             $               7,133,279  $              7,438,889
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

NOTE 5. SUBSEQUENT AGREEMENT:

On June 10, 2003 Nimbus, E Com Ventures, Inc. ("ECOM") and Perfumania.com ("Perfumania") signed an agreement, as of March 2003, in which Perfumania extinguished the receivable due from Nimbus, various assets and liabilities were transferred between Perfumania and Nimbus and the operations of Perfumania were transitioned back to ECOM by Nimbus.

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

Due to the continuous declining market conditions of the air transportation industry, during January 2003, our Board resolved not to continue to pursue the development of a private air taxi service and to refocus its efforts on a plan to bring Nimbus Group to profitable levels. On January 15, 2003, Mr. Jonathan Geller tendered his resignation as Chief Technology Officer, effective immediately. Mr. Geller will continue to consult for us and will remain on our Board. On February 3, 2003, Mr. Mitchell Morgan tendered his resignation as Chief Financial Officer. Ilia Lekach, our Chief Executive Officer, has served as our Principal Financial Officer for purposes of complying with our SEC reporting obligations associated with this report.

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

Loss on transfer of assets and liabilities. For the three month period ended March 31, 2003 we had a loss of $537,876 due to the transfer of certain assets and liabilities to a related party. See Note 5. On February 19, 2003 we licensed the technology and sold certain assets of TTA to Watch Junction. Watch Junction is owned 100% by the former President of TTA, Mr. Albert Friedman. Mr. Friedman made a cash payment in the amount of $50,000 and returned 305,610 shares of Nimbus common stock back to the Company.

Gain on extinguishment of debt. During the three month period ended March 31, 2003 the Company had a gain of $2,105,301 due to the extinguishment of debt by a related party which was due from Nimbus. See Note 5.

Net income (loss). The net income totaled approximately $1,388,284 for the three-month period ended March 31, 2003 as compared to a net loss of $807,874 for the three month period ended March 31, 2002. The net income resulted from the gain on extinguishment of debt described above.

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

As of December 31, 2002, we owed Perfumania.com approximately $2.1 million relating primarily to inventory purchased from the License Agreement. On January 28, 2003, we received a letter from E Com Ventures, Inc. ("ECMV"), the parent of Perfumania.com, indicating we were in default of our Website Operations Services Agreement (the "Agreement") for non-payment of amounts due of approximately $1.9 million to Perfumania.com in connection with the Agreement. To settle the breach of contract claim, we agreed to terminate the Agreement in exchange for a release of the outstanding obligations owed to Perfumania.com. Effective March 31, 2003, we completed the process of returning the operations of Perfumania.com back to ECMV.

Item 2.  Change in Securities and Use of Proceeds

We did not issue or sell any unregistered securities during the quarter ended March 31, 2003.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On January 15, 2003, Mr. Jonathan Geller tendered his resignation as Chief Technology Officer, effective immediately. Mr. Geller will continue to consult for us and will remain on our Board. On February 3, 2003, Mr. Mitchell Morgan tendered his resignation as Chief Financial Officer. Ilia Lekach, our Interim Chief Executive Officer has agreed to serve as our Principal Financial Officer for purposes of complying with our SEC reporting obligations. Effective June 2, 2003, Ms. Sandra Orr shall commence serving as our Chief Financial Officer. Ms. Orr's biographical information is as follows:

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

                                       NIMBUS GROUP, INC.


                                       By:  /s/ Ilia Lekach
                                            ----------------------------------
                                               Ilia Lekach
                                               Chairman of the Board and
                                               Interim Chief Executive Officer


                                       By:  /s/ Ilia Lekach
                                            ----------------------------------
                                               Ilia Lekach
                                               Principal Financial Officer

Date:     June 13, 2003

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

Date: JUNE 13, 2003

/s/ Ilia Lekach
-----------------------
ILIA LEKACH
Chief Executive Officer (or equivalent)

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

Date: JUNE 13, 2003

/s/ Ilia Lekach
---------------------------------
ILIA  LEKACH
Chief Financial Officer (or equivalent)