Form 10-K
period 2003-06-30
NIMBUS GROUP  INC
filed 2003-12-23
CIK 1093837

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☐	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

OR

☒	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period January 1, 2003 to June 30, 2003

Commission File No. 001-15034

NIMBUS GROUP, INC.

(Exact name of registrant as specified in its charter)

Florida (State of Incorporation)	65-0924433 (I.R.S. Employer Identification Number)

2975 Northeast 191st Street, PH2 Aventura, FL (Address of principal executive offices)	33180 (Zip Code)

305-692-3732
(Registrant’s telephone number, including area code)

2999 Northeast 191st Street, Suite 805 Aventura, FL December 31, 2002
(Former name, former address and former fiscal year, if changed since last report)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.001 per share	American Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☐  NO  ☒

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  YES  ☐  NO  ☒

     Aggregate market value of the voting stock held by non-affiliates (7,658,889 shares) of the registrant as of the close of business on October 31, 2003: $1,378,600.02.

     As of November 30, 2003, 7,688,889 of common stock, $.001 par value were outstanding.

NIMBUS GROUP, INC.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among others, statements concerning the Company’s outlook for 2003 and beyond, the Company’s expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. You should carefully consider the information set forth under the heading “Risk Factors.”

PART I.

ITEM 1. BUSINESS

Currently the Company is implementing its plan and is focusing its efforts to the development of fragrance and cosmetics brands, both proprietary and under license. This new focus capitalizes on current management’s expertise. Effective August 6, 2003 the Company determined to change its fiscal year end from that used in its most recent periodic report filing with the SEC (December 31, 2003). The date of the new fiscal year end is now June 30. This change was recommended by the Board for the purpose of starting a new slate reflecting the new objectives of the Company and providing the stockholders with a better fiscal understanding.

The Company acquired a portfolio of brands that enabled the Company to enter into licensing and distribution agreements that has generated income for the Company. Cara Mia is the first brand in the portfolio the Company acquired from Omniscient Corp. that began distribution through a licensing agreement with Victory International (USA) LLC. Cara Mia Skincare initially launched in Puerto Rico with four products created specifically as a skincare solutions. Victory intends to continue this brand roll-out in the continental United States starting in January 2004.

The Company distributes its product lines via licensed wholesale distributors that service specialty retail stores across the United States and to worldwide importers and exclusive distributors. The Company does not directly manufacture any product nor takes positions in inventory.

During January 2002, the Nimbus Group, Inc. board of directors adopted a formal plan of disposition of the assets of TaketoAuction.com (“TTA”), its wholly owned subsidiary in connection with our overall strategic program designed to focus our resources on Nimbus Jets and the development of a national air taxi service. All revenues generated during fiscal 2002 and prior years related solely to TTA. Due to the continuous declining market conditions of the air transportation industry, during January 2003, our Board resolved not to continue to pursue the development of a private air taxi service and to refocus its efforts on a plan to bring Nimbus Group to profitable levels

On January 15, 2003, Mr. Jonathan Geller tendered his resignation as Chief Technology Officer, effective immediately. Mr. Geller will continue to consult for us and will remain on our Board. On February 3, 2003, Mr. Mitchell Morgan tendered his resignation as Chief Financial Officer and Director and he was eventually replaced by Carlos De Miguel and Sandra Orr who assumed the interim title of the Chief Financial Officer from March 1, 2003 to May 2003 and June 2003 to August 2003 respectively. Dr. Michael Wellikoff assumed the role of Principal Financial Director on September 1, 2003. On May 22, 2003 Ilia Lekach tendered his resignation as Chief Executive Officer and Director and he was replaced on the same date by Lucien Lallouz effective April 1, 2003.

On February 19 2003, Watch Junction, Inc. purchased the technology and certain assets of TTA (the “Technology Sale”). Watch Junction is owned 100% by the former President of TTA, Mr. Albert Friedman. Mr. Friedman made a cash payment in the amount of $50,000 and returned 305,610 shares of our common stock back to us for the licensing rights of the technology and purchase of certain assets. The 305,610 shares were subsequently sold to Omniscent for $50,000 at $.016 per share, which is approximately 115% of the closing trading price of the Company’s common stock on September 1, 2003.

TTA operated the Perfumania.com retail storefront until March 2003, which offered over 2,000 fragrance and fragrance-related products, including bath and aromatherapy products. As of December 31, 2002, we owed Perfumania.com approximately $2.1 million relating primarily to inventory purchased from a license agreement (the “License Agreement”). On January 28, 2003, we received a letter from E Com Ventures, Inc. (“ECMV”), the parent of Perfumania.com, indicating we were in default of our Website Operations Services Agreement (the “Agreement”) for non-payment of amounts due of approximately $1.9 million to Perfumania.com in connection with the Agreement. To settle the breach of contract claim, we agreed to terminate the Agreement in exchange for a release of the outstanding obligations owed to Perfumania.com. On February 28, 2003, we completed the process of returning the operations of Perfumania.com back to ECMV (the “P.com Return”). As part of the transition of the P.com Return, TTA has transferred to Perfumania.com assets which had a value of approximately $242,000. Furthermore, ECMV has: assumed certain liabilities of TTA, relating to the operations of Perfumania.com, of approximately $124,000; made a cash payment of approximately $40,000 to TTA; and extinguished a $1.7 million receivable due from TTA.

On March 1 2003, Nimbus Group management began devising a plan that would take the Company to profitable levels over the next 18 months by capitalizing on the Company’s experience in marketing, branding and licensing of health and beauty supplies.

The Company’s articles of incorporation authorize the issuance of up to 50,000,000 shares of common stock, par value $.001 and 10,000,000 shares of preferred stock, and its board of directors has the authority to fix the dividend, liquidation, conversion, redemption and other rights and preferences of such preferred shares without any vote or approval of the Company’s stockholders.

On May 19, 2003, we entered into an agreement with Omniscent Corp. to acquire certain rights to a portfolio of fragrance brands and Skincare line that include; The Cara Mia Swiss Formulated Skincare line, Phantom Women and Men Fragrances, as well as Ultra-E Fragrance for the Young Set in its developmental stage. The Cara Mia line will initially debut with four products created specifically to repair and rejuvenate the users skin. The other two brands are Phantom Parfum and Ultra-e fragrances. The Company has until January 31, 2004 to determine whether it will close on the acquisition. At its sole option it may terminate the agreement. The purchase price for these development and licensing rights is for up to 2,500,000 shares of preferred convertible stock or a cash payment of $500,000 at the Company’s option, for the design and development rights and 30% of all revenues and or sub-licensing fees. If issued, the preferred shares will be convertible into shares of common stock of our Company on a one to one basis at the option of the holder, but in no event may the preferred shares be converted into more than 19.9% of our issued and outstanding common stock. Sharon Lallouz is the principal shareholder of Omniscent Corp. and is also the spouse of Lucien Lallouz, Chief Executive Officer of the Company. Mr. Lallouz was appointed Chief Executive Officer and director of the Company subsequent to the acquisition. In addition, Mr. Lallouz disclaims any beneficial ownership in Omniscent Corp. As of this date no determination has been made as to whether this acquisition will be consummated.

Effective May 20, 2003, we entered into a sub-licensing agreement with Victory International (USA) LLC (Victory) to distribute its Cara Mia Cosmetics brand worldwide. Under the terms of the agreement, Victory is to advance the Company $200,000 against royalties of 12% on all sales made by Victory, of which 3.6% from these royalties is payable to Omniscent under its licensing agreement with Nimbus leaving Nimbus with a net of 8.4% of all sales made by Victory. As of November 2003 we have received the $200,000 advance in full from Victory. Ongoing royalties are payable quarterly. To date, no royalty payments have been made to Omniscent. On November 22, 2003 Victory launched the Cara Mia product line in Puerto Rico. Victory plans to continue the Cara Mia roll-out nationally by January 2004.

Effective May 21, 2003 we also entered into an assignment agreement with Omniscent, where we acquired the licensing rights of the Phantom Fragrances brand licensed to Moar International. Under the terms of the licensing agreement a royalty fee of 5% on net sales of the brand is payable to us by Moar International. Under the assignment agreement 1.5% from the 5% will revert to Omniscent leaving Nimbus with a net of 3.5% of all royalties collected from this licensing assignment. We anticipate the launch of the Phantom Fragrance line will commence in March 2004.

RECENT EVENTS

We continue to seek licensing opportunities. On October 14, 2003 we engaged Jack Smith, founder and former chairman of The Sports Authority (NYSE: TSE) to serve as a consultant. We believe that his experience in retail and international licensing will help us develop new business opportunities.

EMPLOYEES

As of June 30, 2003, we had 6 employees/independent contractors, including Lucien Lallouz, our Chief Executive Officer and Michael Wellikoff, our Interim Chief Financial Officer. We have never had a work stoppage and no employees are represented under collective bargaining agreements. We consider our relations with our employees to be good.

OUR CORPORATE HISTORY

Nimbus Group, Inc. was incorporated in Florida in June 1999. The Company’s articles of incorporation authorize the issuance of up to 50,000,000 shares of common stock, par value, $.001. The Company is also authorized to issue up to 10,000,000 shares of preferred stock, par value $.001, and its board of directors has the authority to fix the dividend, liquidation, conversion, redemption and other rights and preferences of such preferred shares without any vote or approval of the Company’s stockholders.

Our principal executive offices are located at 2975 Northeast 191st Street, PH2, Aventura, Florida 33180. Our telephone number is (305) 692-3732.

RISK FACTORS

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS

There are limited period-to-period comparisons of our operating results from which to evaluate our performance going forward. An investor in our common shares must consider the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in process of changing their business plan. These risks include depleting our cash reserves, lower than expected revenues and earnings and not being able to pay expenses as they come due, as well as the following:

•	we may not be able to establish commercial relationships with suppliers of merchandise to launch our new business plan;

•	we may not be able to implement a brand(s) and execute our business strategy;

•	we may not be able to secure adequate financing to fund growth;

•	we may not be able to respond effectively to competitive developments and a rapidly changing market; and

•	we may not be able to attract qualified personnel, and if attracted, we may not be able to integrate, retain and motivate such personnel.

Our failure to accomplish any of these objectives would harm our business, financial condition and results of operations.

WE HAVE AN ACCUMULATED DEFICIT AND WE ANTICIPATE THAT OUR LOSSES WILL CONTINUE

We have an accumulated deficit of approximately $11 million as of June 30, 2003 resulting primarily from the operations of TTA. Although we believe that our current business strategy will provide us with sufficient operating cash flow through June 30, 2004, there can be no assurance that such business strategy will be successfully implemented, that it will be completed in a timely manner or that our future cash flows will be sufficient to meet all of our obligations and commitments. The failure to generate such sufficient cash flow could significantly adversely affect the market value of our common stock and the operation of our business, results of operations and financial condition. Further, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues relative to our planned expenditures would have an immediate harmful effect on our business, financial condition and results of operations.

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

WE RECEIVED A GOING CONCERN OPINION FROM OUR INDEPENDENT AUDITORS

We received an opinion from our independent auditors on our consolidated financial statements included in this report expressing substantial doubt as to our ability to continue as a going concern as a result of our operating losses since inception and our need for substantial amounts of additional funding to continue our operations.

OUR SUCCESS IN OUR NEW BUSINESS STRATEGY IS DEPENDENT UPON OUR MANAGEMENT.

Our success is dependent upon our management ability to execute the Company’s new business plan. Although our executive management team has some experience in operating businesses engaged in marketing, branding and licensing, due to the new focus of this business it is difficult to assess and evaluate management given the Company has no past operating history with regard to the new business model.

OUR SUCCESS IN OUR NEW BUSINESS STRATEGY IS DEPENDENT ON LICENSE AGREEMENTS
WITH OMNISCENT CORP.

Our success is dependent upon license agreements we have entered into with Omniscent Corp. If any of these agreements are terminated, our business will be detrimentally affected.

WE MAY NOT BE ABLE TO MAINTAIN A LISTING ON THE AMERICAN STOCK EXCHANGE, SO YOU
MAY NOT BE ABLE TO SELL YOUR SHARES EASILY.

We obtained a waiver from the American Stock Exchange (“AMEX”) listing requirements in order to list our shares. If we are unable to maintain this listing in the future, we believe that our common shares may then trade on the over-the-counter market in the so-called “pink sheets” or the OTC Bulletin Board, which was established for securities that do not meet the AMEX’s and other exchanges’ listing requirements. In such event, our shares may be difficult or impossible to sell. Specifically, selling our common shares would be more difficult because smaller quantities of common shares could be bought and sold, transactions could be delayed, and coverage of us by securities analysts and news media may be reduced. As a result, shareholders may not be able to sell their shares, which illiquidity may cause a decreased trading price, cause larger spreads in the bid and ask price for our common shares and restrict our ability to issue additional securities or to secure additional financing. In order to maintain a listing, AMEX examines, typically on a quarterly basis, the financial condition and/or operating results for a listed Company, the public distribution or aggregate market value of a listed Company’s shares, as well as various other aspects of a listed Company’s compliance with AMEX’s requirements. Although AMEX has wide discretion regarding the enforcement of the requirements for maintaining a listing, there can be no assurance that we will be able to satisfy these requirements and maintain our listing.

On February 28, 2003, we received a letter from the AMEX stating that as of the filing of the Company’s last 8K on February 19, 2002 the Company was not in compliance with the Exchange’s continued listing standards as set forth in Part 10 of the AMEX Company Guide. On April 7, 2003, the Company submitted a plan to the AMEX detailing its business plan for the next 18 months and its projections for returning to compliance. The Company is currently permitted to trade under an 18 month extension subject to meeting certain milestones during said period.

On November 21, 2003, the AMEX suspended trading of our common stock due to our failure to file this transition report and our quarterly report on Form 10-Q on a timely basis. AMEX will recommence trading of our common stock upon the filing of and review of such reports by the staff of AMEX. AMEX has stated that if the filings are not made by December 12, 2003, de-listing proceedings will commence.

INVESTORS MAY BE UNABLE TO SELL OUR COMMON SHARES BECAUSE OF THE LOW PRICE

Although we are listed on the AMEX, we cannot assure you that we will be able to maintain this listing. In such event, our shares may trade only on the over-the-counter market in the so-called “pink sheets” or on the OTC Bulletin Board. The effects of not being eligible for trading on the AMEX include the limited release of the market prices of our stock and limited news coverage of us. Ineligibility may also restrict investors’ interest in our stock and materially adversely affect the trading market and prices for our stock and our ability to issue additional securities or to secure additional financing.

IF THE TRADING PRICE OF OUR COMMON STOCK DROPS BELOW A CERTAIN LEVEL WE MAY
BECOME SUBJECT TO THE PENNY STOCK RULE

If the trading price of our common stock is less than $5.00 per share, our common stock could become subject to Rule 15 (g) under the Securities and Exchange Act of 1934, as amended. That rule, otherwise known as the “Penny Stock Rule,” requires that broker-dealers satisfy special sales practice requirements, including making individualized written suitability determinations and receiving purchasers’ written consents, prior to any transaction. If our common stock is deemed to be a penny stock under the Securities Enforcement and Penny Stock Reform Act of 1990, this would require additional disclosure in connection with trades in our common stock, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. Such requirements could severely limit the liquidity of our common stock, the ability of broker-dealers to sell our common shares and the ability of purchasers to sell their securities in the secondary market. As of the close of business on June 30, 2003, our share price was $0.14.

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

WE MAY NEED TO RAISE ADDITIONAL CAPITAL WHICH MAY AFFECT OUR SHAREHOLDERS, AND
OUR BUSINESS WILL BE HARMED IF WE ARE UNABLE TO OBTAIN ADDITIONAL CAPITAL

If we cannot generate substantial revenues during fiscal year 2004, we will need to raise funds in the near future. If additional funds are raised through the issuance of equity or convertible debt securities, our shareholders’ percentage ownership will be reduced, and these securities may have rights, preferences and privileges senior to those of the common shares. Additional financing may not be available on terms favorable to us or at all. If we are unable to maintain our listing of common stock on the AMEX, it may be more difficult to raise additional funds. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund our current operations, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Our inability to raise additional capital on acceptable terms could harm our business, financial condition and results of operations. Please see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources.”

WHERE YOU CAN FIND MORE INFORMATION

We are subject to the informational requirements of the Exchange Act and, therefore, file reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You can inspect and copy all of this information at the Public Reference Room maintained by the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a web site that contains reports, proxy statements and information statements and information regarding issuers, such as us, that file electronically with the SEC. The address of this web site is http:\\www.sec.gov.

ITEM 2. PROPERTIES

On March 1, 2003, the Company moved from our principal administrative, marketing and product development facilities located in Fort Lauderdale, Florida to 2999 NE 191st Street Suite 805 Aventura, FL. 33180 and entered into a 3 year lease. The monthly payments for the Company headquarters at the new address was $3,883. The Company subsequently moved on September 1, 2003 from Suite 805 to Suite 903 and reduced its monthly rent to approximately $1,700. per month.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any formal legal proceedings. A breach of contract lawsuit has been threatened by USinternetworking, Inc. (‘USi’), a developer of Web sites. We signed a contract, effective as of September 23, 1999, with USi for the development of our second generation user interface, as well as certain other services (the ‘USi Agreement’). During December 1999, we notified USi that we were terminating the USi Agreement (as per the terms of the USi Agreement) for USi’s material breach of its obligations thereunder. The parties discussed a resolution of the matter, although no discussions have occurred as of late. We believe that we have meritorious defenses, as well as counterclaims, to any claim which may be brought by USi, and if any such claim is brought, we will defend it vigorously. However, if USi successfully pursues its claim against us, it may have a material adverse effect on us and the operation of our business. During January 2002, USi filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock is traded on the AMEX under the symbol NMC. The stock is currently suspended from trading. The following table sets forth the high and low closing sales prices for our Common Stock for the periods indicated, as reported by the American Stock Exchange.

CALENDAR YEAR 2003	HIGH	LOW

January 1, 2003 – March 31, 2003	$0.32	$0.16
April 1, 2003 – June 30, 2003	$0.32	$0.07

CALENDAR YEAR 2002	HIGH	LOW

First Quarter	$1.80	$1.10
Second Quarter	$1.45	$0.35
Third Quarter	$0.40	$0.11
Fourth Quarter	$0.35	$0.10

CALENDAR YEAR 2001	HIGH	LOW

First Quarter	$1.44	$0.35
Second Quarter	$0.70	$0.25
Third Quarter	$2.20	$0.16
Fourth Quarter	$2.00	$0.55

HOLDERS

As of June 30, 2003, there were approximately 44 holders of record, and we believe we have in excess of 400 holders of common stock held in street name. The closing sales price for the Common Stock on June 30, 2003 was $0.14 per share.

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

RELATED STOCKHOLDER MATTERS

Recent Issuance of Unregistered Securities

Effective April 1, 2003, the Company issued options exercisable to purchase an aggregate of 742,000 shares of common stock exercisable at $.08 per share to two individuals as an inducement for these individuals to enter into employment and/or consulting agreements with the Company. The options were issued under the exemption to registration provided by Section 4(2) of the Securities Act. The shares contain the appropriate legend restricting their transferability absent registration or applicable exemption. The individuals receiving the options had full access to information pertaining to the Company and had the ability to ask questions about the Company.

On July 2, 2003, the Company issued an aggregate of 250,000 shares of common stock to two law firms in consideration for legal services performed for the Company and future services to be performed for the Company. The shares were valued at $.14 per share, equal to the closing bid price of the common stock of the Company on the date of grant. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shares contain the appropriate legend restricting their transferability absent registration or applicable exemption. The shareholders had access to current information on the Company and had the ability to ask questions about the Company

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of June 30, 2003 about the Company’s common stock that may be issued upon the exercise of options granted to employees or members of the Board of Directors under all of the Company’s existing equity compensation plans.

Number of securities
remaining available
	Number of		for future issuance
	securities to be	Weighted-average	under equity compensation
	issued upon exercise of	exercise price of	plans [excluding securities
Plan Category	outstanding options	outstanding options	reflected in 1st column]

Equity compensation plans approved by security holders	742,000	.08	3,700,857
Equity compensation plans not approved by security holders	None	N/A	None
Total	742,000		3,700,857

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this transition report. The consolidated financial statement data as of June 30, 2003 and 2002 and for the six month transition period ended June 30, 2003 and 2002 are derived from, and are qualified by reference to, the audited consolidated financial statements of Nimbus Group, Inc. Information for the six months period ended June 30, 2002 is derived from unaudited information

Selected Financial Data

		Unaudited
	For the	For the
	Six Month Ended	Six Month Ended
	June 30, 2003	June 30, 2002

Statement of Operations Data:
Results from continuing operations	$(112,427)	$—
Discontinued operation
Loss from discontinued operations	1,549,904	(1,352,151)

Net income (loss)	1,437,477	(1,352,151)

Basic earnings (loss) per common share from continuing operations	(0.02)	—

Basic earnings (loss) per common share from discontinued operations	0.21	(0.18)

Diluted earnings (loss) per common share from discontinued operations	0.19	(0.18)

Weighted average number of common shares outstanding:
Basic	7,438,889	7,438,889
Diluted	742,000	—

	8,180,889	7,438,889

Balance Sheet Data

	June 30, 2003	June 30, 2002

Cash and cash equivalents	$354	$30,522
Working capital (deficit)	(299,859)	(1,827,427)
Total assets	177,777	1,623,966
Shareholders’ equity (deficiency)	(299,859)	(1,280,870)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF JUNE 30, 2003 AND JUNE 30, 2002

Overview. As discussed above, we have recently changed our business strategy and discontinued prior operations. Results of operations for the six month transition periods ended June 30, 2003 and June 30, 2002 are not comparable due to this change. As such, any comparison of these periods is meaningless.

Revenues. Overall net revenues for the six month transition period ended June 30, 2003 were $100,000 relating exclusively to royalty payments under our licensing of the Cara Mia product line.

General and Administrative Expenses. General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses for the six month transition period ended June 30, 2003 were $184,491. The decrease in general and administrative expenses as compared to our discontinued operations was due to the reduction in administrative and executive personal associated with the change of our business and winding down of our prior operations. We anticipate that as our new business operations develop, our general and administrative expenses will increase.

Royalty Expenses. Royalty expense consists exclusively of royalties paid to Omniscent Corp. pursuant to our current licensing arrangement. Royalty expense for the six month transition period ended June 30, 2003 was $30,000. Our royalty expense will proportionally increase or decrease depending on future revenues derived under the Omniscent Corp. licensing arrangement.

Net income (loss). The net income totaled approximately $1,437,477 for the six month transition period ended June 30, 2003 as compared to a net loss of $(1,352,151) for the transition period ended June 30, 2002. The net gain for the 2003 transition period is due to the extinguishment of certain debt resulting from the P.com Return.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements during the next 12 months will be to fund the operations of our future business plan. We have had negative cash flows since inception, resulting primarily from our wholly-owned subsidiary, TTA. Our working capital to date has been provided primarily by the proceeds from our initial capitalization of $1,000,000, other private placements, the issuance of promissory notes to affiliates, and our initial public offering consummated in June 2000.

Cash and cash equivalents at June 30, 2003 were approximately $354. Our working capital (deficit) totaled ($299,859) at June 30, 2003 and ($1,280,870) million at June 30, 2002.

We had net income of $1,437,477 for the transition period ended June 30, 2003 which resulted from theP.com Return. Approximately $0.5 million of cash was used in operating activities for the period ended June 30, 2002. This was primarily the result of an income of approximately $1.4 million, offset primarily by a decrease in our inventory of approximately $121,000 as well as a decrease in shareholders receivable of approximately $35,298.

We had no cash flows from financing activities for the transition ended June 30, 2003, nor same periods of 2002 and 2001.

During November 2000, the Company loaned its former Chairman of the Board approximately $100,000. The remaining amount outstanding as of June 30, 2003, approximately $20,123, was due on demand and accrued interest at the prime rate plus two percent.

We have incurred net losses since inception, and our ability to ultimately obtain profitable operations is dependent upon future events, including without limitation, obtaining financing adequate to support our cost structure and future business plans. There can be no assurance that a new business strategy will be evaluated and completed in a timely manner, that it will be successfully implemented, or that private funding will be successfully completed, or that our future cash flows will be sufficient to meet all of our obligations and commitments. The failure to generate such sufficient cash flows could significantly adversely affect the market value of our common stock and the operation of our business, results of operations and financial condition.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2001, the FASB issued SFAS No. 144, Accounting For The Impairment Or Disposal Of Long-Lived Assets. This Statement supersedes Statement No. 121 but retains many of its fundamental provisions. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion 30, Reporting the Results of Operations — Reporting the Effects of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. Additionally, this Statement expands the scope of discontinued operations to include more disposal transactions. The adoption of SFAS No. 144 in fiscal year 2002 did not have a significant impact on our financial position and results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 which all but eliminates the presentation in income statements of debt extinguishments as extraordinary items. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. SFAS No. 145 is not expected to have a significant effect on our financial position and results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of the Statement are effective for exit of disposal activities that are initiated after December 31, 2002, with early application encouraged. We do not expect a significant impact on our financial position and results of operations from the adoption of this Statement.

In December 2002, the FASB issued SFAS No 148, Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our market risk exposure with respect to financial instruments is to changes in the “prime rate” in the United States. As of June 30, 2003, we have a loan receivable, due on demand, from our former chairman and CEO in the amount of approximately $20,123 bearing interest at prime plus two percent. As of June 30, 2003, we had no short or long-term investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENT DATA

NIMBUS GROUP, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors of
     Nimbus Group, Inc.

We have audited the accompanying consolidated balance sheet of Nimbus Group, Inc. and subsidiaries (the “Company”) as of June 30, 2003, and the related consolidated statements of operations, changes in shareholders’ (deficiency) equity and cash flows for the six months ended June 30, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The December 31, 2002 and 2001 financial statements were audited by other auditors whose reports dated February 21, 2003 and March 20, 2002, on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company’s ability to continue as a going concern.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nimbus Group, Inc. as of June 30, 2003, and the results of their operations and their cash flows for the six months then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s dependence on outside financing, lack of sufficient working capital, recurring losses from operations and the discontinued operations raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

De Meo, Young, McGrath of Fort Lauderdale, LLP
Certified Public Accountants

Fort Lauderdale, Florida
December 12, 2003

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and
Shareholders of Nimbus Group, Inc.:

We have audited the consolidated balance sheet of Nimbus Group, Inc. (the “Company”) as of December 31, 2002 and the related consolidated statements of operations, changes in shareholders’ (deficiency) equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Nimbus Group, Inc. for the years ended December 31, 2001 and 2000 were audited by other auditors whose report thereon, dated March 20, 2002 expressed a qualified opinion with respect to a going concern uncertainty.

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s dependence on outside financing, lack of sufficient working capital, recurring losses from operations, and the discontinued operations raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

BERKOVITS, LAGO AND COMPANY LLP

Plantation, Florida
February 21, 2003

(DELOITTE & TOUCHE COMPANY LETTERHEAD)

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and
Shareholders of Nimbus Group, Inc.:

We have audited the accompanying consolidated balance sheet of Nimbus Group, Inc. (the “Company”) and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a deficiency in working capital, incurred losses since inception, and its ability to ultimately develop profitable operations is dependent on future events, including obtaining financing adequate to support the Company’s cost structure and business plans. Such matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also describe in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ DELOITTE & TOUCHE LLP

March 20, 2002

(DELOITTE TOUCHE TOHMATSU FOOTER)

Nimbus Group, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30,	June 30,
		Unaudited

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$354	$30,552
Accounts receivable	150,000	99,622
Shareholder receivable	20,123	53,790
Inventory, net	—	814,194
Prepaid expenses and other current assets	7,300	79,251

Total current assets	177,777	1,077,409
Property and equipment, net	—	541,771
Other	—	4,786

Total assets	$177,777	$1,623,966

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$277,418	$973,257
Accrued expenses	100,218	218,672
Amounts due to related party	—	1,689,847
Deferred revenue	100,000	23,060

Total current liabilities	477,636	2,904,836
Commitments and Contingencies
Shareholders’ equity (deficiency):
Preferred shares, $0.001 par value, 10 million shares authorized, no shares issued and outstanding	—	—
Common shares, $0.001 par value, 50 million shares authorized, 7,438,889 and 7,438,889 shares issued and outstanding, respectively	7,439	7,439
Additional paid-in capital	10,988,796	10,988,796
Accumulated deficit	(11,296,094)	(12,277,105)

Total shareholders’ equity (deficiency)	(299,859)	(1,280,870)

Total liabilities and shareholders’ equity (deficiency)	$177,777	$1,623,966

The accompanying notes are an integral part of these consolidated balance sheets

Nimbus Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	December 31,	December 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$500,408	$379,775
Accounts receivable	49,454	51,641
Shareholder receivable	55,421	59,051
Inventory, net	121,236	709,329
Prepaid expenses and other current assets	62,502	159,184

Total current assets	789,021	1,358,980
Property and equipment, net	519,614	755,057
Other	6,854	8,810

Total assets	$1,315,489	$2,122,847

LIABILITIES AND SHAREHOLDERS’ (DEFICIENCY) EQUITY
Current liabilities:
Accounts payable	$708,152	$673,527
Accrued expenses	230,239	346,341
Amounts due to related party	2,105,301	965,057
Deferred revenue	9,103	66,641

Total current liabilities	3,052,795	2,051,566
Commitments and Contingencies
Shareholders’ (deficiency) equity :
Preferred shares, $0.001 par value, 10 million shares authorized, no shares issued and outstanding	—	—
Common shares, $0.001 par value, 50 million shares authorized, 7,438,889 and 7,438,889 shares issued and outstanding, respectively	7,439	7,439
Additional paid-in capital	10,988,796	10,988,796
Accumulated deficit	(12,733,541)	(10,924,954)

Total shareholders’ (deficiency) equity	(1,737,306)	71,281

Total liabilities and shareholders’ (deficiency) equity	$1,315,489	$2,122,847

Nimbus Group, Inc. and Subsidiaries
Consolidated Statement of Operations

		For the six-months
		ended June 30,
		Unaudited	Unaudited

	2003	2002	2001

Net royalty revenues	$100,000	$—	$—
Cost of net revenues	—	—	—

Gross margin	100,000	—	—

Operating expenses:
General and administrative expenses	184,491	—	—
Royalties	30,000	—	—

Total operating expenses	214,491	—	—

Net loss from operations	(114,491)	—	—
Other income:
Interest income, net	30	—	—
Other income	2,034	—	—

Net loss from continuing operations	(112,427)	—	—
Discontinued Operations:
Gain (loss) from discontinued operations	1,549,904	(1,352,151)	(2,355,681)

Net income (loss)	1,437,477	(1,352,151)	(2,355,681)

Basic earnings (loss) per common share from continuing operations	(0.02)	—	—

Basic earnings (loss) per common share from discontinued operations	0.21	(0.18)	(0.32)

Diluted earnings (loss) per common share from discontinued operations	0.19	(0.18)	(0.32)

Weighted average number of common shares outstanding:
Basic	7,438,889	7,438,889	7,438,889
Diluted	742,000	—	—

	8,180,889	7,438,889	7,438,889

The accompanying notes are an integral part of these consolidated statements

Nimbus Group, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the	For the	For the
	year ended	year ended	year ended
	December 31, 2002	December 31, 2001	December 31, 2000

Net loss from discontinued operations	$(1,808,587)	$(4,050,306)	$(6,324,986)

Basic and diluted loss per common share	$(0.24)	$(0.54)	$(0.93)

Weighted average number of common shares outstanding	7,438,889	7,438,889	6,793,002

Nimbus Group, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ (Deficiency) Equity
For the six month period ended June 30, 2003, 2002 and 2001

	Common Shares		Additional
			Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2000	7,438,889	$7,439	$10,988,796	$(2,941,987)	$8,046,809
Net loss for the six month period ending December 31, 2000	—	—	—	(3,896,017)	(3,896,017)
Net loss for the six month period ending June 30, 2001	—	—	—	(2,392,325)	(2,392,325)

Balance at June 30, 2001	7,438,889	7,439	10,988,796	(9,230,329)	1,758,467
Net loss for the six month period ending December 31, 2001	—	—	—	(1,694,625)	(1,694,625)
Net loss for the six month period ending June 30, 2002	—	—	—	(1,352,151)	(1,352,151)

Balance at June 30, 2002	7,438,889	7,439	10,988,796	(12,277,105)	(1,288,309)
Stock issued for services	250,000	50,000			50,000
Net loss for the six month period ending December 31, 2002	—	—	—	(456,466)	(456,466)
Net income for the six month period ending June 30, 2003	—	—	—	1,437,477	1,437,477

Balance at June 30, 2003	7,688,889	$57,439	$10,988,796	$(11,296,094)	$(257,298)

The accompanying notes are an integral part of these consolidated financial statements.

Nimbus Group, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ (Deficiency) Equity
For the years ended December 31, 2002, 2001 and 2000

	Common Shares		Additional
			Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 1999	6,000,000	$6,000	$1,694,000	$(549,662)	$1,150,338
Issuance of common shares, net of offering costs	1,300,000	1,300	7,907,574	—	7,908,874
Issuance of warrants	—	—	630,200	—	630,200
Note payable converted to common shares	138,889	139	757,022	—	757,161
Net loss for the year ended December 31, 2000	—	—	—	(6,324,986)	(6,324,986)

Balance at December 31, 2000	7,438,889	7,439	10,988,796	(6,874,648)	4,121,587
Net loss for the year ended December 31, 2001	—	—	—	(4,050,306)	(4,050,306)

Balance at December 31, 2001	7,438,889	7,439	10,988,796	(10,924,954)	71,281
Net loss for the year ended December 31, 2002	—	—	—	(1,808,587)	(1,808,587)

Balance at December 31, 2002	7,438,889	$7,439	$10,988,796	$(12,733,541)	$(1,737,306)

Nimbus Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

		For the six-months
		ended June 30,
		Unaudited	Unaudited

	2003	2002	2001

Cash flows from operating activities:
Net income (loss)	$1,437,477	$(1,352,151)	$(2,355,681)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	—	252,734	224,146
Loss on exchange of assets and liabilities	920,393
Gain on extinguishment of debt	(2,506,110)
Change in operating assets and liabilities:
Accounts receivable	(100,546)	(47,981)	28,029
Shareholder receivables	35,298	5,261	38,395
Inventory	121,236	(104,865)	1,040,336
Prepaid expenses and other current assets	55,202	79,933	200,785
Other assets	6,854	4,024	531
Accounts payable	(430,734)	299,730	(228,430)
Accrued expenses	(130,021)	(127,669)	319,162
Amounts due to related party	—	724,790	—
Deferred revenue	90,897	(43,581)	(201,607)

Net cash used in operating activities	(500,054)	(309,775)	(934,334)

Cash flows from investing activities:
Purchase of property and equipment	—	(39,448)	(82,901)

Net cash used in investing activities	—	(39,448)	(82,901)

Net decrease in cash and cash equivalents	(500,054)	(349,223)	(1,017,235)
Cash and cash equivalents at beginning of period	500,408	379,775	1,086,149

Cash and cash equivalents at end of period	$354	$30,552	$68,914

Supplemental cash flow information

No amounts were paid for income taxes of the six months period ended June 30, 2003, 2002, and 2001.
During the six months period ended June 30, 2003 a loan payable and accounts payable totaling $2,506,110 were extinguished in a non cash transaction.

The accompanying notes are an integral part of these consolidated statements.

Nimbus Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the	For the	For the
	year ended	year ended	year ended
	December 31, 2002	December 31, 2001	December 31, 2000

Cash flows from operating activities:
Net loss	$(1,808,587)	$(4,050,306)	$(6,324,986)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	463,349	287,060
Provision for impairment of long lived assets	278,983	41,510	—
Amortization of stock purchase warrants	—	—	319,161
Inventory writedown	—	—	291,127
Fair value of warrants issued to consultants	—	—	68,200
Change in operating assets and liabilities:
Accounts receivable	2,187	48,482	(94,159)
Shareholder receivables	3,630	115,122	(174,173)
Inventory	588,093	2,226,426	(3,026,453)
Prepaid expenses and other current assets	96,682	333,091	(473,650)
Other assets	1,955	1,713	(2,100)
Accounts payable	34,625	34,196	349,611
Accrued expenses	(116,114)	(31,563)	268,543
Amounts due related party	1,140,256	754,362	210,695
Deferred revenue	(57,538)	(474,095)	510,416

Net cash provided by (used in) operating activities	164,172	(537,713)	(7,790,708)

Cash flows from investing activities:
Purchase of property and equipment	(43,539)	(168,661)	(1,192,274)

Net cash used in investing activities	(43,539)	(168,661)	(1,192,274)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	10,045,596
Borrowings from affiliate	—	—	1,500,000
Payments on borrowings to affiliate	—	—	(1,500,000)
Payments for offering costs	—	—	(833,414)

Net cash provided by financing activities	—	—	9,212,182

Net increase (decrease) in cash and cash equivalents	120,633	(706,374)	229,200
Cash and cash equivalents at beginning of year	379,775	1,086,149	856,949

Cash and cash equivalents at end of year	$500,408	$379,775	$1,086,149

NIMBUS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS AND DISCONTINUED OPERATIONS:

Currently the Company is implementing its plan and changing its focus to the development and wholesale distribution of fragrances and skincare products, both proprietary and under license. This new focus capitalizes on current management’s expertise. The Company acquired brands that enabled the Company to enter into licensing and distribution agreements that has generated income for the Company.

Cara Mia is the first brand the Company acquired from Omniscient Corp. that began distribution through a licensing agreement with Victory International (USA) LLC. Cara Mia Skincare initially launched in Puerto Rico with four products created specifically as skincare solutions. The Company distributes its product lines via licensed wholesale distributors that service specialty retail stores across the United States and to worldwide importers and exclusive distributors. The Company does not directly manufacture any product or take positions in inventory.

During fiscal 2001 (January 1 to December 31, 2001), Take to Auction.com, Inc. (“TTA”), a Company which sold products online through multiple distribution channels, reorganized its corporate structure and changed its primary business focus. On September 26, 2001, TTA, Nimbus Group Inc., a Florida corporation and wholly-owned subsidiary of TTA (“Nimbus”), and TTA Solutions, Inc., a Florida corporation and wholly-owned subsidiary of Nimbus (“TTA Solutions”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Additionally, another wholly-owned subsidiary of Nimbus, Nimbus Jets, Inc., (“Nimbus Jets”) was formed. As a result of the Merger, Nimbus (the “Company”) became the parent Company of two wholly-owned subsidiaries, TTA and Nimbus Jets under the Merger Agreement. All revenues generated in fiscal 2002 and prior related solely to TTA.

During January 2002, our board of directors adopted a formal plan of disposal of TTA in connection with an overall strategic program designed to focus the Company’s resources on Nimbus Jets and the development of a national air taxi service. Revenues included in discontinued operations amounted to $977,788., $6,040,877 and 5,824,293 for the six months ending June 30, 2003, 2002 and 2001 respectively for TTA only.

Assets and Liabilities ‘to be disposed of’ were comprised of the following at December 31, 2002:

Inventory, net	$121,236
Prepaid expenses and other current assets	62,502
Property and equipment, net	519,613
Other	6,854

$710,205

Accounts payable	$708,152
Deferred revenues	9,103

$717,255

On February 19, 2003, Watch Junction, Inc. (“Watch”) purchased the technology and certain assets of Take to Auction (the “Technology Sale”). Watch Junction is owned 100% by the former President of TTA, Mr. Albert Friedman. Mr. Friedman made a cash payment in the amount of $50,000 and returned 305,610 shares of our common stock back to us for the purchase of the technology and assets.

TTA operated the Perfumania.com retail storefront prior to January 2003, which offered over 2,000 fragrance and fragrance-related products, including bath and aromatherapy products. As of December 31, 2002, we owed Perfumania.com approximately $2.1 million relating primarily to inventory purchased pursuant to a license agreement (the “License Agreement”). On January 28, 2003, we received a letter from E Com Ventures, Inc. (“ECMV”), the parent of Perfumania.com, indicating we were in default of our Website Operations Services Agreement (the “Agreement”) for non-payment of amounts due of approximately $1.9 million to Perfumania.com in connection with the Agreement. To settle the breach of contract claim, we agreed to terminate the Agreement in exchange for a release of the outstanding obligations owed to Perfumania.com. On February 28, 2003, The Company completed the process of returning the operations of Perfumania.com back to ECMV (the “P.com Return”). In the condensed statement of operations for the period ending June 30, 2003 we reflect a gain on the extinguishment of approximately $2.6 million dollars.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES:

Significant accounting policies and practices used by the Company in the preparation of the accompanying consolidated financial statements are as follows:

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company has incurred net losses since inception in the amount of approximately $11.3 million and has a deficiency in working capital of approximately $300,000 at June 30, 2003. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s continuation as a going concern is dependent upon future events, including obtaining financing adequate to support the Company’s cost structure and business plans.

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

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

Basic and diluted net income (loss) per share is computed by dividing the net income (loss) available to common shareholders for the period by the weighted average number of Common Shares outstanding for the period.

INVENTORY

Inventory, consisting of finished goods, is stated at the lower of cost or market, cost being determined based on a moving weighted average cost basis, which approximates the first-in, first-out method. The cost of inventory includes product cost and freight charges. Provisions for potentially slow moving or damaged inventory is recorded based on management’s analysis of inventory levels, turnover ratios and through specific identification of slow moving merchandise. No provisions were made for the six months ending June 30, 2003, 2002 and 2001 respectively. The Company had no inventory at June 30, 2003. See Note 1 discontinued operations.

PROPERTY AND EQUIPMENT

Property and equipment is carried at cost, less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the related assets. Costs of major additions and improvements are capitalized and expenditures for maintenance and repairs which do not extend the useful life of the asset are expensed when incurred. Gains or losses arising from sales or retirements are included in income currently. The Company reviews its long-lived assets for impairment on a periodic basis and records an impairment loss to operations if the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset. An impairment loss would be recognized to reduce the carrying amount of the impaired asset to its fair value. During fiscal 2002, based on the plan of disposal of TTA, the Company recorded a non-cash impairment charge of approximately $279,000 on December 31, 2002 to write-down certain assets to their net realizable value. Fair value of these impaired assets was determined based on prices for similar assets. The impairment losses are included in loss from discontinued operations.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Take to Auction.com, Inc. and Nimbus Jets Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

SOFTWARE DEVELOPMENT COSTS

In accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and Emerging Issues Task Force 00-2, “Accounting For Web Site Development Costs”, the Company capitalizes acquired and internally developed or modified software solely to meet the Company’s internal needs integral to the Company’s Web site. The Company capitalizes certain internal and external costs directly associated with developing or modifying the internal use software, which begins with the application development stage and ends when the project is substantially complete and ready for its intended use. The ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, estimated economic life and changes in software and hardware technologies. No software development cost was expended in the period end June 30, 2003. All above referenced software has been disposed off and no further development is anticipated.

REVENUE RECOGNITION

Revenues from membership fees are deferred at the time of billing and are recognized ratably over the term of annual membership. Membership fees relate to the fees paid by members for permitting them to sell merchandise on auction sites. Revenues from superstore setup fees are deferred at the time of billing and are recognized ratably over the first six months of store ownership. Revenues related to sales of products are recorded at the sales price and recognized at the time that the product is shipped. Revenues related to shipping and handling fees are recognized at the time that the product is shipped. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, ‘Revenue Recognition in Financial Statements,’ providing guidance with respect to revenue recognition issues and disclosures. The Company believes that its existing accounting policies comply with the requirements of this published guidance. We no longer generate income from membership fees nor superstore setup fees.

SALES AND MARKETING EXPENSES

Marketing and sales expenses, which consist primarily of advertising and promotional costs, are charged to operations as incurred.

START UP COSTS

The Company expensed all start up costs as incurred.

INCOME TAXES

The Company utilizes the asset and liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when it is more likely than not that some or all of the deferred tax assets will not be realized. At June 30, 2003 a 100% valuation allowance was made.

SIMPLE IRA PLAN

The Company sponsored the Nimbus Group, Inc. SIMPLE IRA Plan (the “Plan”), a defined contribution plan provided pursuant to the requirements of the Internal Revenue Code of 1986, as amended. All employees were eligible to participate in the Plan as of the first day of any month. Participants made pre-tax contributions to the Plan subject to a statutorily prescribed annual limit. The Company was required to make matching contributions, not to exceed 3% of a participant’s annual compensation, to the Plan. Each participant was fully vested in their account, including the participant’s contributions, the Company’s matching contribution and the investment earnings thereon. Contributions by the participants or by the Company to the Plan, and the income earned on such contributions, are generally not taxable to the participants until withdrawn. Contributions by the Company are generally deductible by the Company when made. The participant’s and the Company’s contributions are held in an IRA. The Company had accrued a matching contribution to the Plan at December 31, 2002 of approximately $28,000. At June 30, 2003 the Company owed the Plan $28,000.

WARRANTS

As required by Statement of Financial Position No. 123, (“SFAS No. 123”) the Company accounts for warrants issued to non-employees not issued in conjunction with debt by amortizing the fair value of such warrants over the vesting period. No warrants were issued during fiscal transition period June 30,2003, 2002 or 2001.

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”), establishes standards for recording and displaying comprehensive income and its components. SFAS No. 130 requires certain components of equity to be recorded as other comprehensive income. The Company has no other comprehensive income during the fiscal transition six months period ended June 30, 2003, 2002, and 2001.

SEGMENT REPORTING

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), establishes standards for public business enterprises to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operated in only one segment during 2003, 2002 and 2001. On February 27, 2003 the Company completed its return of P.com to Ecomv and started its transition into the development and licensing of cosmetics and fragrances.

RECLASSIFICATIONS

Certain reclassifications to the Company’s 2002 and 2001 consolidated financial statements were made to conform them to classifications used in June 30, 2003 statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure an amendment of FASB Statement No. 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. We intend to continue to account for stock-based compensation based on the provisions of APB Opinion No. 25. SFAS 148’s amendment of the transition and annual disclosure provisions of SFAS 123 are effective for fiscal years ending after December 15, 2002, and the disclosure requirements for interim financial statements are effective for interim periods beginning after December 15, 2002. We have adopted the disclosure provisions of SFAS 148 beginning in the quarter ending March 31, 2003.

	Year Ended June 30

	2003	2002

Net income, as reported	$1,437,477	$—
Stock-based employee compensation expense determined under fair-value based method, net of related tax effects	(71,732)	—

Pro forma net income	$1,365,745	$—

Earnings per share:
Basic – as reported	$0.19	$—
Basic – pro forma	$0.18	$—
Diluted – as reported	$0.18	$—
Diluted – pro forma	$0.17	$—

NOTE 3. INITIAL PUBLIC OFFERING:

Effective June 12, 2000 the Company completed an equity offering of 1.3 million common shares at an offering price of $8.00 per share. Net proceeds to the Company, after deducting approximately $2.5 million in costs, fees, underwriter discounts and other expenses associated with the offering, were approximately $7.9 million and were used primarily for inventory expansion, other capital expenditures necessary to support the Company’s growth, working capital, and other general corporate purposes.

NOTE 4. PROPERTY AND EQUIPMENT:

Property and equipment include the following:

	Estimated
	Useful lives

	(in years)	June 30, 2003	June 30, 2002

Computer equipment	3	$—	$501,215
Computer software	3	—	791,480
Furniture and fixtures	5	—	86,001
Telecommunication equipment	5	—	39,485
Leasehold improvements	5	—	130,231

		—	1,548,412

Less:accumulated depreciation and amortization		—	(1,006,641)

Property and equipment, net		$—	$541,771

As of December 31, 2002, all property and equipment were classified as assets held for sale in accordance to the Company’s plan of disposal of TTA (See Note 1). In effect, the assets were disposed of in accordance with the plan. The assets were disposed of during the period ending June 30, 2003.

NOTE 5. INCOME TAXES:

The primary components of temporary differences, which give rise to the Company’s net deferred tax assets at June 30, 2003 and 2002, respectively, are as follows.

	June 30,

		Unaudited
	2003	2002

Deferred tax assets:
Net operating loss carryforwards	$4,250,720	$4,619,875
Valuation allowance	(4,250,720)	(4,619,875)

	$—	$—

The Company provides a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

	For the six months ended June 30,

		Unaudited	Unaudited
	2003	2002	2001

Benefit (Provision), at Federal statutory rates	$(488,742)	$459,731	$800,932
State income taxes, net of Federal benefit	(52,180)	49,083	85,511

	(540,922)	508,814	886,443
Valuation allowance	$540,922	(508,814)	(886,443)

	—	$—	$—

The Company has federal and state net operating loss carry forwards of approximately $11.3 million at June 30, 2003, both of which will begin to expire in the year 2019.

NOTE 6. RELATED PARTY TRANSACTIONS:

During November 2000, the Company loaned its former Chairman of the Board approximately $100,000. During 2002, principal payments of approximately $7,000 were made. This loan is classified as shareholder receivables in the accompanying consolidated balance sheet. As of June 30, 2003 the balance was $20,123.

Effective September 1, 2001, the Company entered into a licensing agreement (the “License Agreement”) with Perfumania.com to license its retail fragrance Web site. Under the terms of the agreement, the Company paid royalties to Perfumania.com in the amount of 5% of defined product sales for sales up to $8 million per annum, decreasing to 3% on sales exceeding $11 million per annum. Royalty expense under this agreement for the years ended December 31, 2002 and 2001 were approximately $277,000 and $75,000, respectively.

As of December 31, 2002, we owed Perfumania.com approximately $2.1 million relating primarily to inventory purchased from the License Agreement. On January 28, 2003, we received a letter from ECMV stating that we were in default of the License Agreement for non-payment of amounts due and based on recent public filings that showed that we continue to report losses, have negative working capital and equity, ECMV was terminating the License Agreement. The Company is in the process of returning the operations of Perfumania.com back to ECMV. As part of the transition of the P.com return, ECMV assumed certain liabilities of TTA, relating to the operations of Perfumania.com. The debt was extinguished during the six month period ended June 30,2003 and is reflected in the statement of operations through discontinued operations.

On February 19, 2003, Watch Junction, Inc. (“Watch”) purchased the technology and certain assets of Take to Auction (the “Technology Sale”). Watch Junction is owned 100% by the former President of TTA, Mr. Albert Friedman. Mr. Friedman made a cash payment in the amount of $50,000 and returned 305,610 shares of our common stock back to us for the licensing rights of the technology and the purchase of certain assets. The Company believes that this transaction was made at fair market value. The returned stock was sold to Omniscent on September 1, 2003.

On May 1, 2003 the Company entered a trademark license agreement with Omniscent Corp., a Company which is 100% owned by Sharon Lallouz, the wife of Nimbus Group Inc.’s chief executive officer. This agreement calls for royalty payments based on net sales of licensed products. The agreement calls for the issuance to Omniscent Corp. of 2.5 million shares of the Company’s preferred convertible stock. Nimbus Group Inc. receives an option in the agreement to buy out the Cara Mia Skin Care line at any time during the term of the agreement for a cash payment of $1,500,000 (One million Five Hundred Thousand Dollars).

NOTE 7. LITIGATION

Effective September 23, 1999, the Company entered into a 60 month service agreement (the “USi Agreement”) with USinternetworking, Inc. (‘USi’), a software and network provider, to develop and host the Company’s Web site. The Company paid an initial fee of $40,000 and the USi Agreement was for 60 equal monthly service fee payments of $41,000 commencing on December 15, 1999 through December 14, 2004 (the “Initial Period”). During December 1999, the Company notified USi that it was terminating the USi Agreement (as per the terms of the USi Agreement) for USi’s material breach of its obligations. A breach of contract lawsuit has been threatened by USi. The Company and USi discussed a resolution of the matter, although no discussions have occurred as of late. The Company believes that it has meritorious defenses, as well as counterclaims, to any claim which may be brought by USi, and if any such claim is brought, the Company will defend it vigorously. However, if USi successfully pursues its claim against the Company, it may have a material adverse effect on the Company and the operation of its business. During January 2002, USi filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court.

NOTE 8. LEASE AGREEMENT

On December 28,1999, the Company entered into a five year operating lease agreement for its corporate headquarters. The monthly rent payments under this lease were approximately $ 14,500 from the period January 1, 2000 to April 1, 2003. On April 1, 2003 the Company moved to another office building in Aventura, Florida and leased facilities at that office building at 2999 N.E. 191st Street for the period from April 1, 2003 to December 15, 2003 for initially $3,883 and then for $1,702 for suites 805 and 903, respectively. The Company entered a new lease in the building next door on October 7, 2003 with occupancy effective on December 14, 2003, The following is a schedule by year of the minimum future lease commitments:

Fiscal Year Ended	Amount

June 30, 2004	$18,179
June 30, 2005	15,820
June 30, 2006	16,479
June 30, 2007	7,062
Thereafter	—

Total operating lease commitments	$57,540

NOTE 9. STOCK OPTION PLAN:

Effective August 26, 1999, the Company declared a share dividend of an aggregate of 6,993,000 common shares, $0.001 par value (“Common Shares”), immediately payable to its shareholders of record in order to affect the equivalent of a 1,000-for-1 stock split to increase the number of Common Shares outstanding from 7,000 shares to 7,000,000 shares. On November 3, 1999, the Company declared a share dividend of an aggregate of 10,263,158 Common Shares, $0.001 par value, immediately payable to its shareholders of record in order to affect the equivalent of a 2.326530644-for-1 stock split to increase the number of Common Shares outstanding from 7,736,842 shares to 18,000,000 shares. On May 4, 2000, the Company declared a 1-for-3 reverse stock split to decrease the number of Common Shares outstanding from 18,000,000 to 6,000,000 shares. Shareholders’ equity gives retroactive recognition to the stock splits as of June 2, 1999.

The Company amended its 1999 Stock Option Plan and adopted the 2001 Amended and Restated Stock Option Plan (the “Amended Option Plan”). Officers, key employees, and non-employee consultants may be granted stock options, stock appreciation rights, stock awards, performance shares and performance units under the Amended Option Plan. The Company has reserved 4,442,857 Common Shares for issuance under the Amended Option Plan, subject to further anti dilution adjustments.

The Company may, based on provision of the Company’s Director Compensation Plan, grant on an annual basis 5,000 non-qualified stock options to each non-employee director nominee of the Company. The options allow such directors to purchase the common shares at the market value at the time the options are granted. These options have a term of seven years and vest on the date of grant.

The Amended Option Plan is administered by the Board of Directors of the Company (the “Board”). The Board is authorized to determine, among other things, the key employees to whom, and the time at which, options and other benefits are to be granted, the number of shares subject to each option, the applicable vesting schedule and the exercise price. The Board also determines the treatment to be afforded to a participant in the Amended Option Plan in the event of termination of employment for any reason, including death, disability or retirement. Under the Amended Option Plan, the maximum term of both incentive stock options and non-qualified stock options is seven years.

The Board has the power to amend the Amended Option Plan from time to time. Shareholder approval of an amendment is only required to the extent that it is necessary to maintain the Amended Option Plan’s status as a protected plan under applicable securities laws or the Amended Option Plan’s status as a qualified plan under applicable tax laws. The Amended Option Plan was approved by the shareholders at the 2001 Annual Meeting of Shareholders during November 2001. In April 2003, the Board cancelled all unexercised options granted prior to April 1, 2003.

A summary of the status of the Company’s Amended Option Plan as of June 30, 2003 is presented below.

				Original			Weighted
	Generic		Expiration	Strike	6/30/2003	Weighted	Avg Ex Price
Name, Vesting Schedule	Level	Grant Date	Date	Price	Balance	Avg Ex Price	Per share

Lucien Lallouz	Officer	5/22/2003	5/4/2007	$0.08	371,000	29,680.00
Michael Wellikoff	Officer	4/1/2003	8/26/2006	$0.08	371,000	29,680.00
						—
						—	0.08
						—
					742,000	59,360
Weighted avg exercise price						0.08
Options approved in Plan					4,442,857

Options available in Plan					3,700,857

Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (“SFAS No. 123”), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company will measure compensation expense for the stock plan using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Accordingly, compensation expense for qualified and non-qualified employee stock options granted under the Amended Option Plan is equal to the difference between the fair market value of the stock at the date of grant and the amount an employee must pay to acquire the stock.

The fair value of each option granted under the Company’s Amended Option Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2003, 2002 and 2001:

	2003	2002	2001

Expected volatility	N/A	N/A	226.3%
Risk-free interest rate	N/A	N/A	3.5%
Dividend yield	N/A	N/A	0.0%
Expected life	N/A	N/A	5 years

Had compensation cost for the Company’s Stock Plans been determined based on the fair value at the grant dates for awards under the Stock Plans consistent with the method prescribed by SFAS 123, the Company’s net loss and net loss per share (diluted) would have changed to the proforma amounts indicated below:

		Unaudited	Unaudited
	For period ended	For period ended	For period ended
	June 30,2003	June 30,2002	June 30,2001

Net Income/Loss As reported	$1,437,477	$(1,352,151)	$(2,356,681)
Proforma	$1,348,437
Diluted net Income/Loss
As reported	$0.18	$(0.18)	$(0.32)

The effects of applying SFAS 123 in this proforma disclosure are not indicative of future amounts. The Company anticipates that additional awards will be granted in future years.

NOTE 10. CAPITAL STOCK:

The Company’s articles of incorporation authorize the issuance of up to 50,000,000 shares of common stock, par value, $.001. The Company is also authorized to issue up to 10,000,000 shares of preferred stock, par value $.001, and its board of directors has the authority to fix the dividend, liquidation, conversion, redemption and other rights and preferences of such preferred shares without any vote or approval of the Company’s stockholders.

Effective May 19, 2003, the Company entered into an agreement to acquire certain development and licensing rights from Omniscent Corp. The Company has until January 31, 2004 to determine whether it will close on the acquisition. At its sole option it may terminate the agreement without any liability except for the payment of royalties, if any, with respect to the Cara Mia product. The purchase price of the development and license rights will be payable at the option of the Company by either (1) up to 2,500,000 shares of preferred convertible stock or (2) a cash payment of $500,000. The Company has not determined whether to issue Omniscent Corp. preferred stock or make the cash payment. If the Company determines to issue the preferred shares, such designation for the preferred shares shall include the right of the holder to convert the shares on a one to one basis for shares of common stock, but in no event may the preferred shares be converted into more than 19.9% of the Company’s issued and outstanding common stock.

NOTE 11. SUBSEQUENT EVENT:

On September 1, 2003 Omniscent Corp. loaned the Company $30,000, which is an interest free loan due on demand. The Company also sold Omniscent Corp., 305,610 shares of the common stock of the corporation for $50,000 at $.16 per share which is approximately 115% of the closing trading price of the Company’s common stock on September 1, 2003.

On November 21, 2003, the AMEX suspended trading of the Company common stock due to failure to file this transition report and the quarterly report on Form 10-Q on a timely basis. AMEX will recommence trading of our common stock upon the filing of and review of such reports by the staff of AMEX. AMEX staff have indicated that if the filings are not made by December 12, 2003, de-listing proceedings will commence.

PART III.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During November 2002, the Board dismissed Deloitte & Touche LLP (“D&T”) as the independent certified public accountants of the Company. D&T has previously audited our consolidated financial statements for the fiscal years ended December 31, 2001, 2000 and 1999 (“Prior Fiscal Years”). Their reports on such consolidated financial statements did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles, but included uncertainty paragraphs for the Prior Fiscal Years relating to our ability to continue as a “going concern”.

In connection with its audits of our financial statements for the Prior Fiscal Years and through November 21, 2002, we had no disagreements with D&T on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of D&T, would have caused D&T to make a reference to the subject matter of the disagreements in connection with its reports on the consolidated financial statements of the Prior Fiscal Years and through November 21, 2002. Further, in connection with the audits of our financial statements of the Prior Fiscal Years and through November 21, 2002, there were no “reportable events” within the meaning of Item 304(a)(1)(v) of the Securities and Exchange Commission’s Regulation S-K.

Our Board met and reviewed the qualifications of several potential applicants and chose Berkovits, Lago & Company, LLP (“BLC”) as the successor independent certified public accounting firm to be engaged effective November 21, 2002, and was approved by our shareholders on December 3, 2002.

On August 6, 2003, the Board dismissed BLC as the independent certified public accountants of the Company. BLC has previously audited our consolidated financial statements for the fiscal year ended December 31, 2002. Their reports on such consolidated financial statements did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles, but included uncertainty paragraphs for the fiscal year ended December 31, 2002 relating to our ability to continue as a “going concern.” In connection with its audit of our financial statements for the fiscal year ended December 31, 2002 and through August 6, 2003, we had no disagreements with BLC on any matter of accounting principles or practices, final statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BLC, would have caused BLC to make a reference to the subject matter of the disagreements in connection with its report on the consolidated financial statements of the fiscal year ended December 31, 2002 through August 6, 2003. Further, in connection with the audits of our financial statements of the fiscal year ended December 31, 2002 and through August 6, 2003, there were no “reportable events” within the meaning of Item 304(a)(1)(v) of the Securities and Exchange Commission’s Regulation S-K.

Effective August 6, 2003, our Board engaged Rachlin, Cohen & Holtz LLP (“RCH”) as the successor independent certified public accounting firm to be engaged effective August 6, 2003. However, on October 15, 2003, our Board met and decided to dismiss RCH as the independent certified public accountants of the Company. RCH, from its date of engagement through its dismissal, did not provide any report on the financial statements of our Company. From August 6, 2003 and through the date of dismissal, there were no disagreements with RCH on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of RCH would have caused them to make reference thereto in their report on the financial statements for such period. From August 6, 2003 through the date of dismissal, the Company had no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

On November 12, 2003, the Board chose to appoint DeMeo, Young, McGrath as the successor independent certified public accounting firm to be engaged to serve as the Company’s independent certified public accountants.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding our current executive officers and directors:

NAME	AGE	POSITION

Lucien Lallouz	59	Chief Executive Officer and Class III Director
Dr. Michael Wellikoff	61	Chairman and Interim Financial Officer
Jonathan Geller	28	Class I Director

*	Kenneth A. Glenn resigned from the board of directors in August 2003.

Dr. Michael Wellikoff was appointed Chairman March 31, 2003 and Interim Financial Officer on September 1, 2003. He had been engaged in private dental practice for 32 years with an emphasis on cosmetic restorative dentistry. Prior to his private practice, Dr. Wellikoff was a Captain in the United States Air Force having served with the 6550th USAF Hospital in support of Manned Space Flight Operations for Apollo flights VIII through XIII. Dr. Wellikoff holds a Bachelor of Science in Biology from the State University of New York at Binghamton and a Doctor of Dental Medicine from Tufts University. Dr. Wellikoff is a member of the American Dental Association and the Florida Dental Association.

Lucien Lallouz, has been a Class III director since May 22, 2003 and was named president and interim Chief Executive Officer on May 22, 2003, effective April 1, 2003 Mr. Lallouz previously served as the Company’s Sr. Vice President from June 1999 to June 2001. From June 2001 to April 2003, Mr. Lallouz was Sr. Vice President of Business Development for ECOMV, the parent Company of Perfumania.com. He has been involved in the fragrance and cosmetics industry for more than 30 years. He has created consumer products for major brands worldwide. From 1988 to 1992 he served as President and CEO of Creative Fragrances, Inc., a Canadian Company that created and marketed worldwide celebrity fragrances.

Jonathan Geller has been a Class I director since October 1999. From October 1999 through January 2003, Mr. Geller was our Vice-President and Chief Technology Officer. Mr. Geller remains active on the Board and is presently pursuing a new venture within the agriculture sector in Peru. Mr. Geller was co-founder of Jackpot S.A, Lima Peru, a privately owned Company specializing in the development of Web pages, providing high bandwidth Internet connections and custom Web applications. From January 1998 until September 1999, Mr. Geller served as Jackpot’s Chief Executive Officer. From January 1994 until December 1997, Mr. Geller attended college at North Carolina State University where he graduated with a degree in Industrial Engineering.

CLASSIFIED BOARD OF DIRECTORS

Our Board is divided into three classes of directors serving staggered three-year terms. As a result, one-third of the Board will be elected each year. These provisions, together with provisions of our articles of incorporation and by-laws, allow the Board to fill vacancies or increase its size, and may deter or hinder a shareholder from removing incumbent directors and filling such vacancies with its own nominees in order to gain control of the Board.

Jonathan Geller is the only Class I director. His term expires at the 2003 annual meeting of our shareholders. Dr. Wellikoff currently serves as a Class II director whose term expires at the 2004 annual meeting of shareholders. Mr. Lallouz serves as Class III director whose term expires at the 2005 annual meeting of shareholders.

BOARD COMMITTEES

The audit committee of our Board consists of Dr. Wellikoff. The audit committee reviews our financial statements and accounting practices, makes recommendations to the Board regarding the selection of independent auditors and reviews the results and scope of the audit and other services provided by our independent auditors.

We do not have a compensation committee. Our Board currently performs all functions of the compensation committee.

DIRECTOR COMPENSATION

Independent directors receive options to purchase 5,000 Common Shares per year for their services as directors, and are reimbursed for their reasonable expenses for attending our Board and Board committee meetings. Directors’ compensation is paid at the end of each year. The exercise price of the options which form part of the compensation paid to directors will be based on the market value at the time the options are granted.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

The following table sets forth information with respect to all compensation paid or earned for services rendered to the Company during the transition period by our Chief Executive Officer and our three other most highly compensated executive officers whose aggregate annual compensation exceeded $100,000 and who were executive officers of the Company at June 30, 2003 (all of the individuals named in the following table are collectively defined as the “Named Executive Officers”). We do not have a pension plan or a long-term incentive plan, have not issued any restricted stock awards and have not granted any stock appreciation rights as of this date. We have granted stock options. See “Option Grants and Holdings” and “Employee Benefit Plan.”

SUMMARY COMPENSATION TABLE

					SECURITIES
NAME AND PRINCIPAL		COMPENSATION			UNDERLYING	ALL OTHER
POSITION	TRANSITION PERIOD	SALARY ($)	BONUS ($)		OPTIONS(#) (1)	COMPENSATION ($)

Lucien Lallouz	2003	$75,000 (2)	$25,970	(3)	371,000 (3)	—
Chief Executive Officer

(1)	See “Option Grants and Holdings” below for a description of such executive officers’ options.

(2)	$30,000 is deferred.

(3)	Received options as an inducement for entering into employment contract with the Company. Options are exercisable at $.08 per share which is approximately 114% of the closing trading price of the Company’s common stock on April 1, 2003 ($.07). Value of bonus determined by market value of common stock as of April 1, 2003 closing trading price.

OPTION GRANTS AND HOLDINGS

During the transition period ended June 30, 2003 and effective April 1, 2003 the Company issued options to purchase 371,000 shares of common stock exercisable at $.08 per share (approximately 114% of the closing price of the Company’s common stock on April 1, 2003) to Lucien Lallouz, Chief Executive Officer and director as an inducement to serve in those capacities.

During the transition period ended June 30, 2003 and effective April 1, 2003 the Company issued options to purchase 371,000 shares of common stock exercisable at $.08 per share (approximately 114% of the closing price of the Company’s common stock on April 1, 2003) to Michael B. Wellikoff, Chairman, as an inducement to serve in that capacity.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE.

The following table provides certain summary information concerning stock options held as of June 30, 2003 by our three most highly compensated executive officers. No options have been exercised as of June 30, 2003 by any of the officers. The value of unexercised in-the-money options at June 30, 2003 is based on the value of our common shares on June 30, 2003 ($.14 per share).

	Number of Securities Underlying		Value of Unexercised in-the-money
	Unexercised Options at June 30, 2003		Options at June 30, 2003

NAME	EXERCISABLE	UNEXERCISABLE	EXERCISABLE	UNEXERCISABLE

Lucien Lallouz	371,000	—	$51,940	—

OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth information regarding the grant of stock options to the Named Executives during the transition period ended June 30, 2003:

% of Total
	# of Securities	Options Granted
	Securities Underlying	to Employees in	Exercise
Name	Options Granted	Transition Period	Price	Expiration Date

Lucien Lallouz	371,000	50%	$.08	April 1, 2008

EMPLOYEE BENEFIT PLANS

Stock Option Plan

In November 2001, the shareholders approved an amendment to the Option Plan, to (1) increase the number of shares reserved for issuance under the Option Plan from 2,442,857 shares of Common Stock to 4,442,857 shares of Common Stock and (2) effect various additional modifications to the Option Plan, including (a) the removal in its entirety of Section 13 of the Option Plan, entitled “Redemption of Shares by the Company,” (b) the removal in its entirety of Section 18 of the Option Plan, entitled “Information for Optionees,” (c) the addition to Section 17 of the Option Plan, entitled “Amendment and Termination of the Plan” of a fixed date of termination for the Option Plan, (d) the replacement of language in Section 3 of the Option Plan, entitled “Number of Shares Available For Options,” to change the current pool of stock available for issuance as options under the Option Plan from fifteen percent (15%) of the issued and outstanding shares to 4,442,857 shares, and (e) approval and adoption of the Nimbus Group, Inc. 2001 Amended and Restated Stock Option Plan (the “Amended Option Plan”). Shares covered by any option granted under the Option Plan, which expires unexercised, become available again for grant under the Amended Option Plan. As of June 30, 2003, options to purchase 742,000 common shares were outstanding.

Simple IRA Plan

In February 2003, the Company cancelled its SIMPLE IRA Plan.

EXECUTIVE EMPLOYMENT AGREEMENTS AND CONSULTING AGREEMENTS

Lucien Lallouz, Chief Executive Officer. On May 22, 2003 the Company entered into a five year employment agreement, effective April 1, 2003, with Lucien Lallouz, under which Mr. Lallouz shall serve as Chief Executive

Officer of the Company. Under the terms of the agreement Mr. Lallouz shall receive an annual base salary of $280,000, subject to annual 10% increase at the discretion of the board of directors. In addition, the Company issued options to purchase 371,000 shares of common stock exercisable at $.08 per share (approximately 114% of the closing price of the Company’s common stock on April 1, 2003) to Lucien Lallouz, as an inducement for Mr. Lallouz to enter into the employment agreement. The agreement is automatically renewable for successive 2 year terms. Under the agreement, Mr. Lallouz is entitled to health benefits and coverage and is entitled to participate in any Company incentive plan. The agreement also entitles Mr. Lallouz to reimbursement for all reasonably incurred business expenses, including travel. Under the agreement Mr. Lallouz is entitled to 6 weeks of vacation, including federal holidays. In the instance that Mr. Lallouz is terminated without cause, he shall be entitled to 2.5 years base salary, payable over the 12 months immediately following the date of termination. In the event of change of control in the Company, Mr. Lallouz shall be entitled to a lump sum payment of 250% of his prevailing base salary.

Dr. Michael Wellikoff, Chairman and Interim Chief Financial Officer . On September 1, 2003, effective July 1, 2003, the Company entered into a three year employment agreement with Dr. Michael Wellikoff, under which Dr. Wellikoff shall serve as Chief Financial Officer of the Company. Under the terms of the agreement Dr. Wellikoff shall receive an annual salary of $180,000, subject to annual 10% increase at the discretion of the board of directors. Under the agreement, Dr. Wellikoff is entitled to health benefits and coverage and is entitled to participate in any Company incentive plan. The agreement also entitles Dr. Wellikoff to reimbursement for all reasonably incurred business expenses, including travel. In addition, on March 31, 2003 (under a separate agreement) the Company issued options to purchase 371,000 shares of common stock exercisable at $.08 per share (approximately 114% of the closing price of the Company’s common stock on April 1, 2003) to Dr. Wellikoff, as an inducement for Dr. Wellikoff to serve as Chairman of the Company. The agreement also entitles Dr. Wellikoff to reimbursement for all reasonably incurred business expenses, including travel. Under the agreement Dr. Wellikoff is entitled to 6 weeks of vacation, including federal holidays. In the instance that Dr. Wellikoff is terminated without cause, he shall be entitled to 2.5 years base salary, payable over the 12 months immediately following the date of termination. In the event of change of control in the Company, Dr. Wellikoff shall be entitled to a lump sum payment of 250% of his prevailing base salary.

Jack A. Smith, Consultant. During October 2003, the Company entered into a three year business consulting agreement with Jack Smith, under which Mr. Smith shall act as a business consultant for the Company and provide advice on licensing, retail, marketing and general business issues. The Company issued options to purchase 371,000 shares of common stock exercisable at $.18 per share (approximately 113% of the closing price of the Company’s common stock on October 27, 2003) to Jack Smith, as an inducement for Mr. Smith to enter into a consulting agreement with the Company.

INDEMNIFICATION OF OFFICERS AND DIRECTORS

Section 607.0850 of the Florida Business Corporation Act (“FBCA”) permits, in general, a Florida corporation to indemnify any person who was or is a party to any action or proceeding by reason of the fact that he or she was a director or officer of the corporation, or served another entity in any capacity at the request of the corporation, against liability incurred in connection with such proceeding including the estimated expenses of litigating the proceeding to conclusion and the expenses actually and reasonably incurred in connection with the defense or settlement of such proceeding, including any appeal thereof, if such person acted in good faith for a purpose he or she reasonably believed to be in, or not opposed to, the best interest of the corporation and, in criminal actions or proceedings, additionally had no reasonable cause to believe that his or her conduct was unlawful. Section 607.0850(6) of the FBCA permits the corporation to pay such costs or expenses in advance of a final disposition of such action or proceeding upon receipt of an undertaking by or on behalf of the director or officer to repay such amount as and to the extent required by statute. Section 607.0850 of the FBCA provides that the indemnification and advancement of expense provisions contained in the FBCA shall not be deemed exclusive of any rights to which a director or officer seeking indemnification or advancement of expenses may be entitled.

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

In accordance with that provision of our articles of incorporation, we shall indemnify any officer or director (including officers and directors serving another corporation, partnership, joint venture, trust, or other enterprise in any capacity at our request) made, or threatened to be made, a party to an action or proceeding (whether civil, criminal, administrative or investigative) by reason of the fact that he or she was serving in any of those capacities against judgments, fines, amounts paid in settlement and reasonable expenses (including attorney’s fees) incurred as a result of such action or proceeding. Indemnification would not be available if a judgment or other final adjudication adverse to such director or officer establishes that (i) his or her acts were committed in bad faith or were the result of active and deliberate dishonesty or (ii) he or she personally gained in fact a financial profit or other advantage to which he or she was not legally entitled.

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

We do not maintain directors’ and officers’ liability insurance.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Shares as of October 30, 2003 by (i) each shareholder known by us to be the beneficial owner of more than 5% of our Common Shares, (ii) each director of Nimbus Group and (iii) all executive officers and directors as a group. Percentage of ownership is based on 7,688,889 shares outstanding as of October 30, 2003. Common Shares subject to options currently exercisable or exercisable within 60 days of October 30, 2003 are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Unless otherwise noted, the address of each shareholder is our address, which is 2999 Northeast 191st Street, Suite 805, Aventura, Florida 33180.

	COMMON SHARES
	BENEFICIALLY OWNED

NAME OF BENEFICIAL OWNER	NUMBER	PERCENTAGE

Lucien Lallouz (1)	371,000	4.9%
Michael Wellikoff (2)	401,000	5.0%
Jonathan Geller	2,000	*
Executive officers and directors as a group (3 persons)	774,000	9.9%

(1)	Represents 371,000 shares of common stock underlying options exercisable at $.08 per share.

(2)	Includes 371,000 shares of common stock underlying options exercisable at $.08 per share.

*	Represents less than 1% of the outstanding shares of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective May 19, 2003, the Company acquired certain development and licensing rights from Omniscent Corp. The purchase price of the development and license rights is payable at the option of the Company by either (1) up to 2,500,000 shares of preferred convertible stock or (2) a cash payment of $500,000. The Company has not determined whether to issue Omniscent Corp. preferred stock or make the cash payment. If the Company determines to issue the preferred shares, such designation for the preferred shares shall include the right of the holder to convert the shares on a one to one basis for shares of common stock, but in no event may the preferred shares be converted into more than 19.9% of the Company’s issued and outstanding common stock.

Effective May 20, 2003, we entered into a licensing agreement with Victory International USA LLC to distribute its Cara Mia Cosmetics brand worldwide. Anil Monga is the principal shareholder of Victory International and is also a shareholder of the Company.

On September 1,2003 Omniscent Corp. loaned the Company $30,000, which is an interest free loan due on demand. The Company also sold Omniscent Corp., 305,610 shares of the common stock of the corporation for $50,000 at $.16 per share which is approximately 115% of the closing trading price of the Company’s common stock on September 1, 2003.

ITEM 14. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, they concluded that the Company’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company’s disclosure obligations under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	The following exhibits are filed herewith or incorporated herein by reference:

Exhibit
Number	Description of Exhibit

3.01	Articles of Incorporation.*
3.02	Bylaws.*
10.1	Employment Agreement with Lucien Lallouz dated May 22, 2003 (filed herein)
10.2	License Acquisition Agreement with Omniscent Corp. dated May 19, 2003 (filed herein)
10.3	Assignment of Phantom License with Omniscent Corp. effective May 21, 2003 (filed herein)
10.4	Moar International and Omniscent Corp. Phantom Brand License Agreement (filed herein)
10.06	Form of Indemnification Agreement to be entered into by Registrant with each of its directors and executive officers.*
10.07	2001 Amended Stock Option Plan and related documents. (previously filed on Definitive Proxy Statement, dated November 8, 2001.
16.1	Letter from Former Auditor (previously filed on Form 8-K, dated November 18, 2003)
31.1	Certification by Chief Executive Officer pursuant to Section 302.
31.2	Certification by Chief Financial Officer pursuant to Section 302.
32.1	Section 906 Certification by principal executive officer.
32.2	Section 906 Certification by principal financial officer.

*	Previously filed and incorporated by reference to exhibit in the Company’s Registration Statement on Form S-1, as amended (File No. 333-91177), initially filed on November 17, 1999 (“Form S-1”).

(b)	Financial statement schedules:

None.

(c)	Reports on Form 8-K:

During the period covered by this transition report the following reports on Form 8-K were filed:

On January 28, 2003 the Company filed a Current Report on Form 8-K to disclose under Item 5 that on January 28, 2003 it received a letter from E Com Ventures, Inc., the parent of Perfumania.com, indicated that it was in default of its website operations services agreement.

On February 5, 2003 the Company filed a Current Report on Form 8-K to disclose under Item 5 that on February 3, 2003 Jonathan Geller and Mitchell Morgan resigned as officers of the Company. In addition, the report also disclosed that Mr. Morgan resigned as a director of the Company.

On February 24, 2003 the Company filed a Current Report on Form 8-K to disclose under Item 5 that on February 18, 2003 that Watch Junction, Inc. purchased certain technology and assets of the Company’s subsidiary, TaketoAuction.com, Inc.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 11, 2003.

Nimbus Group, Inc.

By:	/s/Lucien Lallouz

Lucien Lallouz Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Michael Wellikoff	December 11, 2003

Michael Wellikoff, Chairman, Interim Chief Financial Officer and Director

By:	/s/ Lucien Lallouz	December 11, 2003

Lucien Lallouz, Chief Executive Officer and Director

By:	/s/ Jonathan Geller	December 11, 2003

Jonathan Geller, Director