Form 10-Q
period 2003-09-30
NIMBUS GROUP  INC
filed 2003-12-23
CIK 1093837

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

      2875 NE 191ST STREET, SUITE PH 2
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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 30, 2003, 7,688,889 shares of Common Stock, $.001 par value were outstanding.

--------------------------------------------------------------------------------

                               NIMBUS GROUP, INC.

                                TABLE OF CONTENTS

                                                                                                          Page
                                                                                                          ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.............................................................................  4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations............ 11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk....................................... 14

Item 4.  Controls and Procedures.......................................................................... 15

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................................................ 15

Item 2.  Changes in Securities and Use of Proceeds........................................................ 15

Item 3.  Defaults Upon Senior Securities.................................................................. 16

Item 4.  Submission of Matters to a Vote of Security Holders.............................................. 16

Item 5.  Other Information................................................................................ 16

Item 6.  Exhibits and Reports on Form 8-K................................................................. 16

                       Nimbus Group, Inc. and Subsidiaries
                Unaudited Condensed Consolidated Balance Sheets


                                                            September 30,                     June 30,
                                                         ------------------              ------------------
                                                                2003                            2003
                                                         ------------------              ------------------
ASSETS
Current assets:
Cash and cash equivalents                                            15,525                             354
Accounts receivable                                                 150,000                         150,000
Shareholder receivable                                                                               20,123
Inventory, net                                                           --                              --
Prepaid expenses and other current assets                             7,300                           7,300
                                                         ------------------              ------------------
Total current assets                                                172,825                         177,777
Property and equipment, net                                              --                              --
Other                                                                    --                              --
                                                         ------------------              ------------------
Total assets                                                        172,825                         177,777
                                                         ==================              ==================
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable                                                    215,688                         277,418
Accrued expenses                                                    139,041                         100,218
Amounts due to related party                                             --                              --
Reserve for discontinued operations                                      --
Deferred revenue                                                         --                         100,000
                                                         ------------------              ------------------
Total current liabilities                                           354,728                         477,636
Commitments and Contingencies
Shareholders' equity (deficiency):
Preferred shares, $0.001 par value, 10 million shares
authorized, no shares issued and outstanding                             --                              --
Common shares, $0.001 par value, 50 million shares
authorized, 7,438,889 and 7,438,889 shares
issued and outstanding, respectively                                  7,438                           7,438
Additional paid-in capital                                       10,988,796                      10,988,796
Accumulated deficit                                             (11,380,283)                    (11,296,094)
                                                         ------------------              ------------------
Total shareholders' equity (deficiency)                            (384,049)                       (299,859)
                                                         ------------------              ------------------

                                                         ------------------              ------------------
Total liabilities and shareholders' equity (deficiency)             (29,321)                        177,777
                                                         ==================              ==================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       Nimbus Group, Inc. and Subsidiaries
           Unaudited Condensed Consolidated Statements of Cash Flows

                                                       For the three-months
                                                        ended September 30,
                                                  -----------------------------           ---------
                                                     2003                2002                2001
                                                  ---------            --------           ---------
Cash flows from operating activities:
Net income/(loss)                                   (34,189)           (522,269)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization                            --             127,160
Change in operating assets and liabilities:
Accounts receivable                                      --              64,132
Shareholder receivables                              22,268                (830)
Inventory                                                               467,249
Prepaid expenses and other current assets                --              10,684
Other assets                                             --              (4,938)
Accounts payable                                    (11,730)           (468,951)
Accrued expenses                                     38,822              20,442
Amounts due to related party                             --             301,275
Deferred revenue                                         --             (11,368)
                                                  ---------            --------           ---------
Net cash used in operating activities                15,171             (17,414)                 --
                                                  ---------            --------           ---------
Cash flows from investing activities:
Purchase of property and equipment                       --              (1,616)
                                                  ---------            --------           ---------
Net cash used in investing activities                    --              (1,616)                 --
                                                  ---------            --------           ---------
Net decrease in cash and cash equivalents            15,171             (19,030)

Cash and cash equivalents at beginning of period        354              30,552
                                                  ---------            --------           ---------
Cash and cash equivalents at end of period           15,525              11,522                  --
                                                  =========            ========           =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       Nimbus Group, Inc. and Subsidiaries
            Unaudited Condensed Consolidated Statement of Operations

                                                            For the three-months
                                                             ended September 30,
                                                       -----------------------------           ---------
                                                          2003                 2002                2001
                                                       ---------           ---------           ---------
Net royalty revenues                                      75,867                  --                  --
Operating expenses:
  General and administrative expenses                    110,669                  --                  --
                                                       ---------           ---------           ---------
Total operating expenses                                 110,669                  --                  --
                                                       ---------           ---------           ---------
Net loss from operations                                 (34,802)                 --                  --
Other income/(expense):
  Other income/(expense)                                     613                  --                  --
                                                       ---------           ---------           ---------
Net loss from continuing operations                      (34,189)                 --                  --
Discontinued Operations:
  Loss from discontinued operations                           --            (522,269)           (894,302)
                                                       ---------           ---------           ---------
Net loss                                                 (34,189)           (522,269)           (894,302)
                                                       =========           =========           =========
Basic and diluted loss per common share                    (0.00)              (0.07)              (0.12)
                                                       =========           =========           =========
Weighted average number of common
shares outstanding                                     7,438,889           7,438,889           7,438,889
                                                       =========           =========           =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

NIMBUS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. NATURE OF OPERATIONS AND DISCONTINUED OPERATIONS:

Currently the Company is implementing its plan and changing its focus to the development and wholesale distribution of fragrances and skincare products, both proprietary and under license. This new focus capitalizes on current management's expertise. The Company acquired licensing rights to certain brands that enabled the Company to enter into sub-licensing and distribution agreements that has generated income for the Company.

Cara Mia is the first brand the Company acquired from Omniscient Corp. that began distribution through a licensing agreement with Victory International
(USA) LLC. Cara Mia Skincare initially launched in Puerto Rico with four products created specifically as skincare solutions. The Company only distributes its product lines via licensed wholesale distributors that service specialty retail stores across the United States and to worldwide importers and exclusive distributors. The Company does not directly manufacture any product or take positions in inventory.

During fiscal 2001 (January 1 to December 31, 2001), Take to Auction.com, Inc. ("TTA"), a Company which sold products online through multiple distribution channels, reorganized its corporate structure and changed its primary business focus. On September 26, 2001, TTA, Nimbus Group Inc., a Florida corporation and wholly-owned subsidiary of TTA ("Nimbus"), and TTA Solutions, Inc., a Florida corporation and wholly-owned subsidiary of Nimbus ("TTA Solutions"), entered into an Agreement and Plan of Merger (the "Merger Agreement"). Additionally, another wholly-owned subsidiary of Nimbus, Nimbus Jets, Inc., ("Nimbus Jets") was formed. As a result of the Merger, Nimbus (the "Company") became the parent Company of two wholly-owned subsidiaries, TTA and Nimbus Jets under the Merger Agreement. All revenues generated in fiscal 2002 and prior related solely to TTA.

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

TTA operated the Perfumania.com retail storefront prior to January 2003, which offered over 2,000 fragrance and fragrance-related products, including bath and aromatherapy products. As of December 31, 2002, we owed Perfumania.com approximately $2.1 million relating primarily to inventory purchased pursuant to a license agreement (the "License Agreement"). On January 28,

2003, we received a letter from E Com Ventures, Inc. ("ECMV"), the parent of Perfumania.com, indicating we were in default of our Website Operations Services Agreement (the "Agreement") for non-payment of amounts due of approximately $1.9 million to Perfumania.com in connection with the Agreement. To settle the breach of contract claim, we agreed to terminate the Agreement in exchange for a release of the outstanding obligations owed to Perfumania.com. On February 28, 2003, The Company completed the process of returning the operations of Perfumania.com back to ECMV (the "P.com Return"). In the condensed statement of operations for the period ending June 30, 2003 we reflect a gain on the extinguishment of approximately $2.6 million dollars.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES:

Significant accounting policies and practices used by the Company in the preparation of the accompanying consolidated financial statements are as follows:

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company has incurred net losses since inception in the amount of approximately $11.3 million and has a deficiency in working capital of approximately $182,000 at September 30, 2003. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's continuation as a going concern is dependent upon future events, including obtaining financing adequate to support the Company's cost structure and business plans.

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

INVENTORY

Inventory, consisting of finished goods, is stated at the lower of cost or market, cost being determined based on a moving weighted average cost basis, which approximates the first-in, first-out method. The cost of inventory includes product cost and freight charges. Provisions for potentially slow moving or damaged inventory is recorded based on management's analysis of inventory levels, turnover ratios and through specific identification of slow moving merchandise. No provisions were made for the six months ending June 30, 2003, 2002 and 2001 respectively. The Company had no inventory at September 30, 2003.

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

SOFTWARE DEVELOPMENT COSTS

In accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and Emerging Issues Task Force 00-2, "Accounting For Web Site Development Costs", the Company capitalizes acquired and internally developed or modified software solely to meet the Company's internal needs integral to the Company's web site. The Company capitalizes certain internal and external costs directly associated with developing or modifying the internal use software, which begins with the application development stage and ends when the project is substantially complete and ready for its intended use. The ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, estimated economic life and changes in software and hardware technologies. No software development cost was expended in the period end September 30, 2003. All above referenced software has been disposed off and no further development is anticipated.

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

SIMPLE IRA PLAN

The Company sponsored the Nimbus Group, Inc. SIMPLE IRA Plan (the "Plan"), a defined contribution plan provided pursuant to the requirements of the Internal Revenue Code of 1986, as amended. All employees were eligible to participate in the Plan as of the first day of any month. Participants made pre-tax contributions to the Plan subject to a statutorily prescribed annual limit. The Company was required to make matching contributions, not to exceed 3% of a participant's annual compensation, to the Plan. Each participant was fully vested in their account, including the participant's contributions, the Company's matching contribution and the investment earnings thereon. Contributions by the participants or by the Company to the Plan, and the income earned on such contributions, are generally not taxable to the participants until withdrawn. Contributions by the Company are generally deductible by the Company when made. The participant's and the Company's contributions are held in an IRA. The Company had accrued a matching contribution to the Plan at December 31, 2002 of approximately $28,000. At June 30, 2003 the Company owed the Plan $28,000. No payment was made to the plan as of September 30, 2003.

WARRANTS

As required by Statement of Financial Position No. 123, ("SFAS No. 123") the Company accounts for warrants issued to non-employees not issued in conjunction with debt by amortizing the fair value of such warrants over the vesting period. 742,000 warrants were issued during the six month transition period ended June 30, 2003, 2002 or 2001.

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

RECLASSIFICATIONS

Certain reclassifications to the Company's 2002 and 2001 consolidated financial statements were made to conform them to classifications used in June 30, 2003 statements.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure an amendment of FASB Statement No. 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. We intend to continue to account for stock-based compensation based on the provisions of APB Opinion No. 25. SFAS 148's amendment of the transition and annual disclosure provisions of SFAS 123 are effective for fiscal years ending after December 15, 2002, and the disclosure requirements for interim financial statements are effective for interim periods beginning after December 15, 2002. We have adopted the disclosure provisions of SFAS 148 beginning in the quarter ending March 31, 2003.

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

NOTE 4. RELATED PARTY TRANSACTIONS:

During November 2000, the Company loaned its former Chairman of the Board approximately $100,000. During 2002, principal payments of approximately $7,000 were made. This loan was classified as shareholder receivables in the accompanying consolidated balance sheet. As of June 30, 2003 the balance was $20,123. The loan was satisfied in August 2003. As of September 30, 2003 there are no outstanding loans to related parties.

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

As of December 31, 2002, we owed Perfumania.com approximately $2.1 million relating primarily to inventory purchased from the License Agreement. On January 28, 2003, we received a letter from ECMV stating that we were in default of the License Agreement for non-payment of amounts due and based on recent public filings that showed that we continue to report losses, have negative working capital and equity, ECMV was terminating the License Agreement. The Company is in the process of returning the operations of Perfumania.com back to ECMV. As part of the transition of the P.com return, ECMV assumed certain liabilities of

TTA, relating to the operations of Perfumania.com. The debt was extinguished during the six month period ended June 30, 2003 and was reflected in the statement of operations through discontinued operations.

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

On May 19, 2003, we entered into an agreement with Omniscent Corp. to acquire certain rights to a portfolio of fragrance brands and Skincare line that include; The Cara Mia Swiss Formulated Skincare line. The Cara Mia line initially debuted with four products created specifically to repair and rejuvenate the users skin. The Company has until January 31, 2004 to determine whether it will close on the acquisition. At its sole option it may terminate the agreement. The purchase price for the development and licensing rights is for up to 2,500,000 shares of preferred convertible stock or a cash payment of $500,000 at the Company's option, for the design and development rights and 30% of all revenues and or sub-licensing fees. If issued, the preferred shares will be convertible into shares of common stock of our Company on a one to one basis at the option of the holder, but in no event may the preferred shares be converted into more than 19.9% of our issued and outstanding common stock. Sharon Lallouz is the principal shareholder of Omniscent Corp. and is also the spouse of the Company's Chief Executive. Mr. Lallouz was appointed Chief Executive Officer and director of the Company subsequent to the acquisition. In addition, Mr. Lallouz disclaims any beneficial ownership in Omniscent Corp. As of this date no determination has been made as to whether this acquisition will be consummated.

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

On June 10, 2003 the Company, ECOM and Perfumania.com signed an agreement, as of March 2003, in which Perfumania.com extinguished the receivable due from the Company, various assets and liabilities were transferred between Perfumania.com and the Company and the operations of Perfumania.com were transitioned back to ECOM by the Company.

On September 1, 2003 Omniscent Corp. loaned the Company $30,000, which is an interest free loan due on demand. The Company also sold Omniscent Corp., 305,610 shares of the common stock of the corporation for $50,000 at $.16 per share which is approximately 115% of the closing trading price of the Company's common stock on September 1, 2003.

NOTE 5. SUBSEQUENT EVENTS AND AGREEMENT:

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

On December 28, 1999, the Company entered into a five year operating lease agreement for its corporate headquarters. The monthly rent payments under this lease were approximately $14,500 from the period January 1, 2000 to April 1, 2003. On April 1, 2003 the Company moved to another office building in Aventura, Florida and leased facilities at that office building at 2999 N.E. 191st Street for the period from April 1, 2003 to December 15, 2003 for initially $3,883 and then for $1,702 for suites 805 and 903, respectively. The Company entered a new lease in the building next door on October 7, 2003 with occupancy effective on December 14, 2003. The following is a schedule by year of the minimum future lease commitments:

         Fiscal Year Ended                                   Amount
         -----------------                                  --------
             June 30, 2004                                  $ 18,179
             June 30, 2005                                    15,820
             June 30, 2006                                    16,479
             June 30, 2007                                     7,062
             Thereafter                                           --
                                                            --------
         Total operating lease commitments                  $ 57,540

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among others, statements concerning the Company's outlook for 2003 and beyond, the Company's expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These risks and uncertainties are described in more detail in our Transition Report on Form 10-K for the six month period ended June 30, 2003 filed with the Securities and Exchange Commission.

OVERVIEW

Nimbus Group, Inc. (the "Company") has discontinued its prior operations and is focusing its efforts to the development of fragrance and cosmetics brands, both proprietary and under license. Effective August 6, 2003 the Company determined to change its fiscal year end from that used in its most recent periodic report filing with the SEC (December 31, 2003). The date of the new fiscal year end is now June 30.

The Company distributes its product lines via licensed wholesale distributors that service specialty retail stores across the United States and to worldwide importers and exclusive distributors. The Company does not directly manufacture any product nor takes positions in inventory.

On May 19, 2003, we entered into an agreement with Omniscent Corp. to acquire certain rights to a portfolio of fragrance brands and Skincare line that include; The Cara Mia Swiss Formulated Skincare line. The Cara Mia line initially debuted with four products created specifically to repair and rejuvenate the users skin. The Company has until January 31, 2004 to determine whether it will close on the acquisition. At its sole option it may terminate the agreements. The purchase price for these development and licensing rights for Cara Mia is up to 2,500,000 shares of preferred convertible stock or a cash payment of $500,000 at the Company's option, for the design and development rights and 30% of all revenues and or sub-licensing fees. If issued, the preferred shares will be convertible into shares of common stock of our Company on a one to one basis at the option of the holder, but in no event may the preferred shares be converted into more than 19.9% of our issued and outstanding common stock. Sharon Lallouz is the principal shareholder of Omniscent Corp. and is also the spouse of Lucien Lallouz, Chief Executive Officer of the Company. Mr. Lallouz was appointed Chief Executive Officer and director of the Company subsequent to the acquisition. In addition, Mr. Lallouz disclaims any beneficial ownership in Omniscent Corp. As of this date no determination has been made as to whether this acquisition will be consummated.

Effective May 20, 2003, we entered into a licensing agreement with Victory International USA LLC to distribute its Cara Mia Cosmetics brand worldwide. Under the terms of the agreement, Victory is to advance the company $200,000 against royalties of 12% on all net sales made by Victory International USA LLC. First deposit of $50,000 was received on May 21, 2003, the second was received on July 9, 2003 and the balance has been received as of November 30, 2003. Ongoing royalties are payable quarterly.

Effective May 21, 2003, we also acquired the licensing rights for the Phantom Fragrances brand, which is licensed to Moar International. Under the terms of the licensing agreement a royalty fee of 5% on net sales of the brand will be paid to us by Moar International. First payment has been changed from August 2003 to March 2004 due to production delays.

Cara Mia Skincare initially launched in Puerto Rico in October 2003 with four products created specifically as a skincare solution. Victory intends to continue its brand roll-out in the continental United States starting in January 2004.

RESULTS OF OPERATIONS. As discussed above, we have recently changed our business strategy and discontinued prior operations. Results of operations for the three month periods ended September

30, 2003 and September 30, 2002 are not comparable due to this change. As such, any comparison of these periods is meaningless.

REVENUES. Overall net revenues for the three months period ended September 30, 2003 were $75,867 relating exclusively to royalty payments under our licensing of the Cara Mia product line.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses for the three months transition period ended September 30, 2003 were $110,669.The decrease in general and administrative expenses as compared to our discontinued operations was due to the reduction in administrative and executive personal associated with the change of our business and winding down of our prior operations. We anticipate that as our new business operations develop, our general and administrative expenses will increase.

ROYALTY EXPENSES. No royalty expense payment was made during the three month transition period ended September 30, 2003. Our royalty expense will proportionally increase or decrease depending on future revenues derived under the Omniscent Corp. licensing arrangement.

NET INCOME (LOSS). The net (loss) totaled approximately ($34,189) for the three months transition period ended September 30, 2003 as compared to a net loss of ($522,269) for the three months period ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at September 30, 2003 were $15,525 and at June 30, 2003 were approximately $354. Our working capital (deficit) totaled ($384,049) at September 30, 2003 and ($299,859) at June 30, 2003.

Our principal capital requirements during the next 12 months will be to fund the operations of our future business plan. We have had negative cash flows since inception, resulting primarily from our wholly-owned subsidiary, TTA. Our working capital to date has been provided primarily by the proceeds from our initial capitalization of $1,000,000, other private placements, the issuance of promissory notes to affiliates, and our initial public offering consummated in June 2000. On September 1, 2003 Omniscent Corp. loaned the Company $30,000, which is an interest free loan due on demand. The Company also sold Omniscent Corp., 305,610 shares of the common stock of the corporation for $50,000 at $.16 per share which is approximately 115% of the closing trading price of the Company's common stock on September 1, 2003.

The Company had net income of $1,437,477 for the transition period ended June 30, 2003 which resulted from the completion of our return of the operations of Perfumania.com back to ECOM. The return of Perfumania.com was in settlement of the breach of contract claim made by ECOM, the parent of Perfumania.com.

The Company had no cash flows from financing activities for the transition period ended June 30, 2003, nor the three month period ended September 30, 2003.

During November 2000, the Company loaned its former Chairman of the Board approximately $100,000. The remaining amount outstanding as of June 30, 2003, approximately $20,123, was due on demand and accrued interest at the prime rate plus two percent. The loan was repaid in full during the three month period ended September 30, 2003.

The Company has incurred net losses since inception, and its ability to ultimately obtain profitable operations is dependent upon future events, including without limitation, obtaining financing adequate to support its cost structure and future business plans. There can be no assurance that the Company's new business strategy will be successfully implemented, or that private funding will be successfully completed, or that our future cash flows will be sufficient to meet all of our obligations and commitments. The failure to generate such sufficient cash flows could significantly adversely affect the market value of our common stock and the operation of our business, results of operations and financial condition.

New Accounting Pronouncements

None.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure an amendment of FASB Statement No. 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. We intend to continue to account for stock-based compensation based on the provisions of APB Opinion No. 25. SFAS 148's amendment of the transition and annual disclosure provisions of SFAS 123 are effective for fiscal years ending after December 15, 2002, and the disclosure requirements for interim financial statements are effective for interim periods beginning after December 15, 2002. We have adopted the disclosure. provisions of SFAS 148 beginning in the quarter ending March 31, 2003.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the quarter ended September 30, 2003, there have been no material changes in the information about our market risk as of June 30, 2003 as set forth in item 7A of the Company's Transition Report on Form 10-K for the year ended June 30, 2003. Our market risk exposure with respect to financial instruments is to changes in the "prime rate" in the United States. As of September 30, 2003, we had no short or long-term investments.

ITEM 4: CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

At the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Change in Securities and Use of Proceeds

On July 2, 2003 the Company issued an aggregate of 250,000 shares of common stock to two law firms in consideration for legal services performed for the Company and future services to be performed for the Company. The shares were valued at $.14 per share, equal to the closing bid price of the common stock of the Company on the date of grant. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shares contain the appropriate legend restricting their transferability absent registration or applicable exemption. The shareholders had access to current information on the Company and had the ability to ask questions about the Company.

On September 1, 2003 Omniscent Corp. loaned the Company $30,000, which is an interest free loan due on demand. The Company also sold Omniscent Corp., 305,610 shares of the common stock of the corporation for $50,000 at $.16 per share which is approximately 115% of the closing trading price of the Company's common stock on September 1, 2003. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities

Act. The shares contain the appropriate legend restricting their transferability absent registration or applicable exemption. Omniscent Corp. had access to current information on the Company and had the ability to ask questions about the Company.

In October 2003 the Company entered into a consulting agreement with Jack Smith under which Mr. Smith received options to purchase an aggregate of 371,000 shares of the Company's common stock. The options are exercisable at $.18 per share which is over 110% of the closing trading price of the Company's common stock on the date of grant. The options were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The options contain the appropriate legend restricting the transferability absent registration or applicable exemption. Mr. Smith had access to current information on the Company and had the ability to ask questions about the Company.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Index to Exhibits.

EXHIBIT NO.    DESCRIPTION OF EXHIBIT
-----------    ----------------------

31.1           Certification by Chief Executive Officer pursuant to Section 302.

31.2           Certification by Interim Chief Financial Officer pursuant to
               Section 302.

32.1           Section 906 Certification by Chief Executive Officer

32.2           Section 906 Certification by Interim Chief Financial Officer

(b)    Reports on Form 8-K.

On August 11, 2003, the company filed a current report on Form 8-K to disclose under Item 4 a change in its certifying accountant. In addition, the report also included disclosure under Item 8 disclosing a change in fiscal year from December 31 to June 30.

On October 20, 2003, the Company filed a current report on Form 8-K disclosing under Item 4 that it had dismissed its recently appointed certifying accountant, effective October 15, 2003. On November 18, 2003, the Company filed an amended current report on Form 8-KA amending its previously filed current report and disclosing under Item 4 that the firm of DeMeo, Young,

McGrath had been appointed to replace the previously certifying accountant, effective November 12, 2003. The amended current report also included a letter from the former accountant addressing the statements made in the current report relating to the former certifying accountants dismissal.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer.

                                        NIMBUS GROUP, INC.


                                        By: /s/ Lucien Lallouz
                                           -------------------------------------
                                                Lucien Lallouz
                                                Chief Executive Officer


                                        By: /s/ Michael Wellikoff
                                           -------------------------------------
                                                Michael Wellikoff
                                                Interim Chief Financial Officer

Date: December 22, 2003