Form 10-Q/A
period 2003-09-30
NIMBUS GROUP  INC
filed 2004-01-14
CIK 1093837

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-Q/A

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES X     NO

     Indicate  the  number of shares outstanding of each of the issuer's classes
of  common stock, as of the latest practicable date.   As of September 30, 2003,
7,588,889  shares  of  Common  Stock,  $.001  par  value  were  outstanding.

                               NIMBUS GROUP, INC.



                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements                                                 1
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            7
Item 3.  Quantitative and Qualitative Disclosures about Market Risk          11
Item 4.  Controls and Procedures                                             11

PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings                                                   11
Item 2.  Changes in Securities and Use of Proceeds                           11
Item 3.  Defaults Upon Senior Securities                                     12
Item 4.  Submission of Matters to a Vote of Security Holders                 12
Item 5.  Other Information                                                   12
Item 6.  Exhibits and Reports on Form 8-K                                    12

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)



                              Nimbus Group, Inc. and Subsidiaries
                             Condensed Consolidated Balance Sheets

                                                Unaudited September 30,         June 30,
                                                         2003                     2003
                                                     -----------              -------------
ASSETS
Current assets:
Cash and cash equivalents                            $   15,525                $       354
Accounts receivable                                     150,000                    150,000
Shareholder receivable                                       -                      20,123
Prepaid expenses and other current assets                25,300                      7,300
                                                     -----------              -------------
Total current assets                                    190,825                    177,777
                                                     -----------              -------------

                                                     -----------              -------------
Total assets                                         $  190,825                $   177,777
                                                     ===========              =============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Accounts payable                                     $  265,688                $   277,418
Accrued expenses                                        139,040                    100,218
Deferred revenue                                        100,000                    100,000
                                                     -----------              -------------
Total current liabilities                               504,728                    477,636
                                                     -----------              -------------

Commitments and Contingencies

Shareholders' equity (deficiency):
Preferred shares, $0.001 par value, 10 million shares
Authorized, no shares issued and outstanding                 -                          -
Common shares, $0.001 par value, 50 million shares
Authorized, 7,588,889 and 7,438,889 shares
Issued and outstanding, respectively                      7,589                      7,439
Additional paid-in capital                           11,018,646                10,988,796
Accumulated deficit                                 (11,340,138)              (11,296,094)
                                                     -----------              -------------
Total shareholders' equity (deficiency)                (313,903)                 (299,859)
                                                     -----------              -------------

Total liabilities and shareholders'
  equity (deficiency)                                $  190,825                $  177,777
                                                     ===========              =============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       Nimbus Group, Inc. and Subsidiaries
            Unaudited Condensed Consolidated Statement of Operations



                                                        For the three-months
                                                         ended September 30,
                                          -----------------------------------------------
                                                 2003            2002         2001
                                          -----------------  ------------  --------------

Net royalty revenues                      $   25,867         $        -    $          -
Licensing fees                                50,000                  -               -
                                          -----------------  ------------  --------------

Gross margin                                  75,867                  -               -
                                          -----------------  ------------  --------------


Operating expenses:
General and administrative expenses          122,669                  -               -
                                          -----------------  ------------  --------------

Total operating expenses                     122,669                  -               -
                                          -----------------  ------------  --------------

Net loss from operations                     (46,802)                 -               -

Other income/(expense):
Other income/(expense)                         2,758                  -               -
                                          -----------------  ------------  --------------

Net loss from continuing operations          (44,044)                 -               -

Discontinued Operations:
Loss from discontinued operations                  -           (522,269)       (892,612)
                                          -----------------  ------------  --------------

Net loss                                     (44,044)          (522,269)       (892,612)
                                          =================  ============  ==============

Basic and diluted loss per common share        (0.01)             (0.07)          (0.12)
                                          =================  ============  ==============

Weighted average number of common
shares outstanding                         7,588,889          7,438,889       7,438,889
                                          =================  ============  ==============



         The accompanying notes are an integral part of these condensed consolidated financial statements.


                          Nimbus Group, Inc. and Subsidiaries
               Unaudited Condensed Consolidated Statements of Cash Flows


                                                              For the three-months
                                                              ended September 30,
                                                   -----------------------------------------

                                                       2003           2002         2001
                                                   ------------  -------------  ------------

Cash flows from operating activities:
Net income/(loss)                                  $   (44,044)  $   (522,268)  $  (892,612)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization                                -        127,159       117,388
Change in operating assets and liabilities:
Accounts receivable                                          -         64,132        12,405
Shareholder receivables                                 20,123           (830)       (1,876)
Inventory                                                    -        467,249       673,796
Prepaid expenses and other current assets              (38,000)        10,684       151,751
Other assets                                                 -         (4,938)          444
Accounts payable                                       (11,730)      (468,951)      (68,148)
Accrued expenses                                        38,822         20,442       153,966
Amounts due to related party                                 -        301,275             -
Deferred revenue                                             -        (11,368)     (175,909)
                                                   ------------  -------------  ------------
Net cash used in operating activities                  (34,829)       (17,414)      (28,795)
                                                   ------------  -------------  ------------


Cash flows from investing activities:
Purchase of property and equipment                           -         (1,616)      (40,119)
                                                   ------------  -------------  ------------
Net cash used in investing activities                        -         (1,616)      (40,119)
                                                   ------------  -------------  ------------


Cash flows from financing activities:
Proceeds from issuance of stock                         50,000              -             -
Book overdraft                                               -              -             -
                                                   ------------  -------------  ------------
Net cash provided by financing activities               50,000              -             -
                                                   ------------  -------------  ------------


Net decrease in cash and cash equivalents               15,171        (19,030)      (68,914)

Cash and cash equivalents at beginning of period           354         30,552        68,914
                                                   ------------  -------------  ------------
Cash and cash equivalents at end of period         $    15,525   $     11,522   $         -
                                                   ============  =============  ============



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

Prior to September 26, 2001, Take to Auction.com, Inc. ("TTA"), a Company which sold products online through multiple distribution channels, reorganized its corporate structure and changed its primary business focus. On September 26, 2001, TTA, Nimbus Group Inc., a Florida corporation and wholly-owned subsidiary of TTA ("Nimbus"), and TTA Solutions, Inc., a Florida corporation and wholly-owned subsidiary of Nimbus ("TTA Solutions"), entered into an Agreement and Plan of Merger (the "Merger Agreement"). Additionally, another wholly-owned subsidiary of Nimbus, Nimbus Jets, Inc., ("Nimbus Jets") was formed. As a result of the Merger, Nimbus (the "Company") became the parent Company of the two wholly-owned subsidiaries, TTA and Nimbus Jets . All revenues generated in fiscal 2002 and prior related solely to TTA. The Nimbus Jets and TTA were dormant during the three months ended 9/30/03. All revenue were generated by the parent company Nimbus Group, Inc.

During January 2002, the Company's Board adopted a formal plan of disposal of TTA, in connection with an overall strategic program designed to focus the Company's resources on Nimbus Jets and the development of a national air taxi service.

On February 19, 2003, Watch Junction, Inc. ("Watch") purchased the technology and certain assets of Take to Auction (the "Technology Sale"). Watch Junction is owned 100% by the former President of TTA Mr. Albert Friedman. Mr. Friedman made a cash payment in the amount of $50,000 and returned 305,610 shares of our common stock back to us for the purchase of the technology and assets.

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

NOTE  2.  ACCOUNTING  POLICIES:

BASIS  OF  PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Nimbus Group, Inc. and subsidiaries (the "Company") in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004.

The balance sheet information at June 30, 2003 has been derived from the audited financial statements at that date.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the six months transition period ended June 30, 2003.

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

RECLASSIFICATIONS

Certain reclassifications to the Company's 2002 and 2001 consolidated financial statements were made to conform them to classifications used in September 30, 2003 statements.

NOTE 3. GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company has incurred net losses since inception in the amount of approximately $11.3 million and has a deficiency in working capital of approximately $313,903 at September 30, 2003. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's continuation as a going concern is dependent upon future events, including obtaining financing adequate to support the Company's cost structure and business plans.

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

On May 19, 2003, we entered into an agreement with Omniscent Corp. to acquire certain rights to a portfolio of fragrance brands and Skincare line that include; The Cara Mia Swiss Formulated Skincare line. The Cara Mia line initially debuted with four products created specifically to repair and rejuvenate the users skin. The purchase price for the development and licensing rights is for up to 2,500,000 shares of preferred convertible stock or a cash payment of $500,000 at the Company's option, for the design and development rights and 30% of all revenues and or sub-licensing fees. If issued, the preferred shares will be convertible into shares of common stock of our Company on a one to one basis at the option of the holder, but in no event may the preferred shares be converted into more than 19.9% of our issued and outstanding common stock. Sharon Lallouz is the principal shareholder of Omniscent Corp. and is also the spouse of the Company's Chief Executive. Mr. Lallouz was appointed Chief Executive Officer and director of the Company subsequent to the acquisition. As of this date no determination has been made as to whether this acquisition will be consummated. The Company has until January 31, 2004 to determine whether it will close on the acquisition. At the Company's sole option it may terminate the agreement.

Effective May 21, 2003 the Company also entered into an assignment agreement with Omniscent, where we acquired the licensing rights of the Phantom Fragrances brand licensed to Moar International. Under the terms of the licensing agreement a royalty fee of 5% on net sales of the brand is payable to us by Moar International. Under the assignment agreement 1.5% from the 5% will revert to Omniscent leaving Nimbus with a net of 3.5% of all royalties collected from this licensing assignment. The Company anticipates the launch of the Phantom Fragrance line will commence in March 2004.

On June 10, 2003 ECMV and Perfumania.com ("Perfumania") signed an agreement effective as of March 1 2003, in which Perfumania extinguished the receivable due from Nimbus, various assets and liabilities were transferred between Perfumania and Nimbus and the operations of Perfumania were transitioned back to ECMV by Nimbus.

On September 1, 2003 Omniscent Corp. loaned the Company $30,000, which is an interest free loan due on demand. The Company also sold Omniscent Corp., 305,610 shares of the common stock of the corporation for $50,000 at $.16 per share which was approximately 115% of the closing trading price of the Company's common stock on September 1, 2003.

NOTE  5.  SUBSEQUENT  EVENTS  AND  AGREEMENT:

On November 21, 2003, the AMEX suspended trading of the Company common stock due to failure to file this 10K transition report and the quarterly report on Form 10-Q for September 30. 2003 on a timely basis. AMEX will recommence trading of our common stock upon the filing of and review of such reports by the staff of AMEX. On December 26, 2003 the Company filed its 10-K transition report for the six months ending June 30, 2003 and the quarterly report on Form 10-Q for September 30, 2003. The Amex allowed the Company's stock to resume trading on December 31, 2003.

On December 28, 1999, the Company entered into a five year operating lease agreement for its corporate headquarters. The monthly rent payments under this lease were approximately $14,500 from the period January 1, 2000 to April 1,
2003. This lease was assumed by ECMV. On April 1, 2003 the Company moved to another office building in Aventura, Florida and leased facilities at 2999 N.E. 191st Street for the period from April 1, 2003 to December 15, 2003 for initially $3,883 and then for $1,702 for suites 805 and 903, respectively. On December 31, 2003 this lease was terminated by mutual agreement between the Company and the landlord. October 7, 2003 The Company entered into a new 3 year lease in the building next door with occupancy and lease agreement effective on December 14, 2003 for monthly rent payments of $1,400.00

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among others, statements concerning the Company's outlook for 2004 and beyond, the Company's expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These risks and uncertainties are described in more detail in our Annual Report on Form 10-K for the year-ended June 30, 2003 filed with the Securities and Exchange Commission.

OVERVIEW

During January 2002, our Board adopted a formal plan of disposition of the assets of our wholly owned subsidiary Take to Auction.com, Inc., (TTA), in connection with our overall strategic program designed to focus our resources on Nimbus Jets and the development of a national air taxi service.

Nimbus Jets, a start-up air taxi service, was to offer a convenient and cost-effective private jet solution for business travelers and individuals alike. Due to the continuous declining market conditions of the air transportation industry, during January 2003, our Board resolved not to continue to pursue the development of a private air taxi service and to refocus its efforts on a plan to bring the Company to profitable levels.

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

RESULTS  OF  OPERATIONS

We have materially changed the focus and business plan of our company. In addition, we have discontinued our prior operations. As such, any comparison of our operation for the 3 months ended 9/30/02 and 9/30/01 periods below is meaningless.

NET REVENUES. Overall net revenues for the three-month period ended September 30, 2003 were $75,867 relating exclusively to royalty payments of $25,867 and licensing fees of $50,000 under our licensing of the Cara Mia product line with Victory International.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses for the three-month period ended September 30, 2003 were $122,669.

Net income (loss) The net loss totaled $(44,044) for the three months ended September 30, 2003 as compared to $(522,269) for the three months ended
September 30, 2002. The decrease in net loss is attributed to a reduction in expenses associated with the change of our business and winding down of previous operations.

LIQUIDITY  AND  CAPITAL  RESOURCES

Our principal capital requirements during the next 12 months will be to fund the operations of our future business plan. We have had negative cash flows since inception, resulting primarily from our wholly-owned subsidiary, TTA. Our working capital since inception has been provided primarily by the proceeds from our initial capitalization of $1,000,000, other private placements, the issuance of promissory notes to affiliates, and our initial public offering consummated in June 2000. We plan to meet future cash needs until our new operations furnish sufficient cash.

Cash and cash equivalents at September 30, 2003 were $15,525. Cash and cash equivalents at June 30, 2003 were $354. Our working capital (deficit) totaled approximately $313,903 at September 30, 2003 and $299,859 at June 30, 2003.

Cash  flows  from  financing activities for the three months ended September 30,
2003  was  $50,000,   which  was  the proceeds from the stock sale to Omniscent.

During November 2000, we loaned our Chairman of the Board approximately $100,000. The loan and applicable interest was paid in full on July 1, 2003.

We have incurred net losses since inception, and our ability to ultimately obtain profitable operations is dependent upon future events, including without limitation, obtaining financing adequate to support our cost structure and future business plans There can be no assurance that a new business strategy will be evaluated and completed in a timely manner, that it will be successfully implemented, or that our future cash flows will be sufficient to meet all of our obligations and commitments. The failure to generate such sufficient cash flows could significantly adversely affect the market value of our common stock and the operation of our business, results of operations and financial condition.

On September 1, 2003 Omniscent Corp. loaned the company $30,000, which is an interest free loan due on demand. The company also sold Omniscent Corp., 305,610 shares of the common stock of the corporation for $50,000.at $.016 per share which is approximately 115% of the closing trading price of the Company's unrestricted common stock on September 1, 2003.

INCOME  TAXES

The Company utilizes the asset and liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when it is more likely than not that some or all of the deferred tax assets will not be realized. At September 30, 2003 a 100% valuation allowance was made.

SIMPLE  IRA  PLAN

The Company sponsored the Nimbus Group, Inc. SIMPLE IRA Plan (the "Plan"), a defined contribution plan provided pursuant to the requirements of the Internal Revenue Code of 1986, as amended. All employees were eligible to participate in the Plan as of the first day of any month. Participants made pre-tax contributions to the Plan subject to a statutorily prescribed annual limit. The Company was required to make matching contributions, not to exceed 3% of a participant's annual compensation, to the Plan. Each participant was fully vested in their account, including the participant's contributions, the Company's matching contribution and the investment earnings thereon. Contributions by the participants or by the Company to the Plan, and the income earned on such contributions, are generally not taxable to the participants until withdrawn. Contributions by the Company are generally deductible by the Company when made. The participant's and the Company's contributions are held in an IRA. The Company had accrued a matching contribution to the Plan at June 30, 2003 of approximately $28,000. At September 30, 2003 the Company owed the Plan $28,000.

WARRANTS

As required by Statement of Financial Position No. 123, ("SFAS No. 123") the Company accounts for warrants issued to non-employees not issued in conjunction with debt by amortizing the fair value of such warrants over the vesting period.

COMPREHENSIVE  INCOME

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), establishes standards for recording and displaying comprehensive income and its components. SFAS No. 130 requires certain components of equity to be recorded as other comprehensive income. The Company has no items requiring comprehensive income disclosure during the three months ended September 30, 2003, 2002, and 2001.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the quarter ended September 30, 2003, there have been no material changes in the information about our market risk as set forth in item 7A of the Company's Form 10-K for the six months ending June 30, 2003. As of September 30, 2003, we had no short or long-term investments.

ITEM  4:  CONTROLS  AND  PROCEDURES

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's
Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

CHANGES  IN  INTERNAL  CONTROLS

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART  II  -  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

None.

ITEM  2.  CHANGE  IN  SECURITIES  AND  USE  OF  PROCEEDS

On September 1, 2003 the Company sold 305,610 shares of common unrestricted stock it received from the licensing of technology to Watch Junction, to Omniscent Corp. for $50,000 The shares were valued at $.16 per share, approximately 115% of the closing price of the Company's common stock on September 1, 2003). The Company used the proceeds to meet operating cash requirements.

During October 2003, the Company entered into a three year business consulting agreement with Jack Smith, under which Mr. Smith shall act as a business consultant for the Company and provide advice on licensing, retail, marketing and general business issues. The Company issued options to purchase 371,000 shares of common stock exercisable at $.18 per share (approximately 113% of the closing price of the Company's common stock on October 27, 2003) to Jack Smith, as an inducement for Mr. Smith to enter into a consulting agreement with the Company.

On July 2, 2003, the Company issued options for50,000 shares of common stock to two law firms in consideration for legal services performed for the Company and future legal services to be performed for the Company. The option price for the shares was $.20 per share. The shares were trading at $.14 per share at grant date. The law firms exercised the options during the three months ended September 30, 2003 by performing legal work for the Company. As of September 30, 2003 the Company recorded $12,000 of legal expenses and $18,000 of prepaid legal expenses as a result of the exercise of the option. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shares contain the appropriate legend restricting their transferability absent registration or applicable exemption. The shareholders had access to current information on the Company and had the ability to ask questions about the Company

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None.

ITEM  5.  OTHER  INFORMATION

The Company determined to change its fiscal year from that used on its most recent periodic report filed with the SEC (December 31 2002). The date of the new fiscal year end is June 30. The Company filed a transition report on Form 10-K to cover the transition period of January 1, 2003 through June 30, 2003, pursuant to the Securities Exchange Act of 1934, as amended.

During the period covered by this report, Michael Wellikoff and Lucien Lallouz commenced serving as our executive officers.

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

(b)     Reports on Form 8-K.

On August 11, 2003, the company filed a current report on Form 8-K to disclose under Item 4 a change in its Certified Public Accountants. In addition, the report also included disclosure under Item 8 disclosing a change in fiscal year from December 31 to June 30.

On October 20, 2003, the Company filed a current report on Form 8-K disclosing under Item 4 that it had dismissed its recently appointed Certified Public Accountants, effective October 15, 2003. On November 18, 2003, the Company filed an amended current report on Form 8-KA amending its previously filed current report and disclosing under Item 4 that the firm of DeMeo, Young, McGrath had been appointed to replace the previous Certified Public Accountants, effective November 12, 2003. The amended current report also included a letter from the former accountant addressing the statements made in the current report relating to the former Certified Public Accountants dismissal.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer.

                              NIMBUS GROUP, INC.


                              By:  /s/ Lucien Lallouz
                                  -------------------
                                   Lucien Lallouz
                                   Chief Executive Officer


                              By:  /s/ Michael Wellikoff
                                  ----------------------
                                   Michael Wellikoff
                                   Interim Chief Financial Officer

Date:      December 30, 2003

                                 CERTIFICATIONS

                                  EXHIBIT 31.1

     I,  LUCIEN  LALLOUZ,  certify  that:

     1. I have reviewed this quarterly report on Form 10-Q/A of Nimbus Group, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the liability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

          (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditor and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  December  30,  2003

/s/  Lucien  Lallouz
--------------------
Lucien  Lallouz
Chief  Executive  Officer

                                  EXHIBIT 31.2

     I,  MICHAEL  WELLIKOFF,  certify  that:

     1. I have reviewed this quarterly report on Form 10-Q/A of Nimbus Group, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the liability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

          (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditor and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  December  30,  2003

/s/Michael  Wellikoff
---------------------
Michael  Wellikoff
Interim  Chief  Financial  Officer

                                  EXHIBIT 32.1

                           CERTIFICATION PURSUANT TO\
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the quarterly report of Nimbus Group, Inc. (the "Company") on Form 10-Q/A for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, NAME OF OFFICER, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  December  30,  2003

/s/ Lucien  Lallouz
--------------------
Lucien  Lallouz
Chief  Executive  Officer

                                  EXHIBIT 32.2

                           CERTIFICATION PURSUANT TO\
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the quarterly report of Nimbus Group, Inc. (the "Company") on Form 10-Q/A for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, NAME OF OFFICER, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  December  30,  2003

/s/ Michael  Wellikoff
----------------------
Michael  Wellikoff
Interim  Chief  Financial  Officer