Form 10-Q
period 2003-12-31
NIMBUS GROUP  INC
filed 2004-02-17
CIK 1093837

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

  [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

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

     Indicate  the  number of shares outstanding of each of the issuer's classes
of  common  stock,  as of the latest practicable date.   As of January 31, 2004,
7,688,889  shares  of  Common  Stock,  $.001  par  value  were  outstanding.

                               NIMBUS GROUP, INC.



                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements                                                1
Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                                          7
Item 3.  Quantitative and Qualitative Disclosures about Market Risk         11
Item 4.  Controls and Procedures                                            11

PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings                                                  12
Item 2.  Changes in Securities and Use of Proceeds                          12
Item 3.  Defaults Upon Senior Securities                                    12
Item 4.  Submission of Matters to a Vote of Security Holders                12
Item 5.  Other Information                                                  13
Item 6.  Exhibits and Reports on Form 8-K                                   13

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                                         Nimbus Group, Inc. and Subsidiaries
                                        Condensed Consolidated Balance Sheets

                                                                         December 31,                June 30,
                                                                             2003                     2003
                                                                           Unaudited                 Audited
                                                                    -----------------------  -----------------------
                                 ASSETS
Current assets:
Cash and cash equivalents                                           $               22,344   $                  354
Accounts receivable                                                                 50,000                  150,000
Shareholder receivable                                                                   -                   20,123
Prepaid expenses and other current assets                                           45,345                    7,300
                                                                    -----------------------  -----------------------

Total current assets                                                               117,689                  177,777
                                                                    -----------------------  -----------------------

Total assets                                                                       117,689                  177,777
                                                                    =======================  =======================


             LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Accounts payable                                                    $              183,121   $              277,418
Accrued expenses                                                                   235,960                  100,218
Deferred revenue                                                                    50,000                  100,000
Loan payable                                                                        30,000                        -
                                                                    -----------------------  -----------------------

Total current liabilities                                                          499,081                  477,636
                                                                    -----------------------  -----------------------

Commitments and Contingencies

Shareholders' equity (deficiency):
Preferred shares, $0.001 par value, 10 million shares
authorized, no shares issued and outstanding                                             -                        -
Common shares, $0.001 par value, 50 million shares authorized
7,688,889 and 7,438,889 shares issued and outstanding respectively                   7,689                    7,439
Additional paid-in capital                                                      11,038,546               10,988,796
Accumulated deficit                                                            (11,427,627)             (11,296,094)
                                                                    -----------------------  -----------------------
Total shareholders' equity (deficiency)                                           (381,392)                (299,859)
                                                                    -----------------------  -----------------------

Total liabilities and shareholders' equity (deficiency)                            117,689                  177,777
                                                                    =======================  =======================



         The accompanying notes are an integral part of these condensed consolidated financial statements.



                                               Nimbus Group, Inc. and Subsidiaries

                                          Condensed Consolidated Statement of Operations

                                                           (Unaudited)


                                                 For the three-months ended                        For the six months-ended
                                                          December 31,                                   December 31,
                                                 ---------------------------                    -----------------------------
                                                   2003                  2002                  2003                  2002
                                           --------------------  --------------------  --------------------  --------------------

Net royalty revenues                       $                 -   $                  -  $            25,867   $                 -
Licensing fees                                          50,000                      -              100,000                     -
                                           --------------------  --------------------  --------------------  --------------------

Gross margin                                            50,000                      -              125,867                     -
                                           --------------------  --------------------  --------------------  --------------------


Operating expenses:
General and administrative expenses                    107,489                      -              317,040                     -
Royalties                                               30,000                      -               30,000                     -
                                           --------------------  --------------------  --------------------  --------------------

Total operating expenses                               137,489                      -              347,040                     -
                                           --------------------  --------------------  --------------------  --------------------

Net loss from operations                               (87,489)                     -             (221,173)                    -

Other income/(expense):
Other income/(expense)                                       -                      -                2,758                     -
                                           --------------------  --------------------  --------------------  --------------------

Net loss from continuing operations                    (87,489)                     -             (218,415)                    -

Discontinued Operations:
Gain (Loss) from discontinued operations                     -                 65,832               86,882              (456,436)
                                           --------------------  --------------------  --------------------  --------------------

Net (loss)                                 $           (87,489)  $             65,832  $          (131,533)  $          (456,436)
                                           ====================  ====================  ====================  ====================

Basic and diluted loss per common share    $             (0.01)  $             (0.01)  $             (0.02)  $             (0.06)
                                           ====================  ====================  ====================  ====================

Weighted average number of common
shares outstanding                                   7,788,889              7,438,889            7,788,889             7,438,889
                                           ====================  ====================  ====================  ====================




         The accompanying notes are an integral part of these condensed consolidated financial statements.


                                         Nimbus Group, Inc. and Subsidiaries
                                    Condensed Consolidated Statements of Cash Flows
                                                     (Unaudited)



                                                                          For the six-months
                                                                           ended December 31,
                                                                 --------------------------------------
                                                                              (Unaudited)

                                                                     2003                       2002
                                                           -------------------------  -------------------------
Cash flows from operating activities:
  Net loss                                                 $               (131,533)  $               (456,436)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                                                 -                   (252,734)
    Provision for impairment of assets to be disposed of                          -                    278,982
    Accounts receivable                                                     100,000                     50,168
    Shareholder receivables                                                  20,123                     (1,631)
    Inventory                                                                     -                    692,958
    Prepaid expenses and other current assets                               (38,045)                    16,749
    Other assets                                                                  -                     (2,069)
    Accounts payable                                                        (94,297)                  (265,105)
    Accrued expenses                                                        135,742                     11,555
    Amounts due to related party                                                  -                    415,466
    Deferred revenue                                                        (50,000)                   (13,957)
                                                           -------------------------  -------------------------
      Net cash (used in) provided by operating activities                   (58,010)                   473,946
                                                           -------------------------  -------------------------


Cash flows from investing activities:
  Purchase of property and equipment                                              -                     (4,091)
                                                           -------------------------  -------------------------
      Net cash used in investing activities                                       -                     (4,091)
                                                           -------------------------  -------------------------


Cash flows from financing activities:
  Proceeds from issuance of stock                                            50,000                          -
  Loans                                                                      30,000                          -
                                                           -------------------------  -------------------------
      Net cash provided by financing activities                              80,000                          -
                                                           -------------------------  -------------------------


Net decrease in cash and cash equivalents                                    21,990                    469,855

Cash and cash equivalents at beginning of period                                354                     30,552
                                                           -------------------------  -------------------------
Cash and cash equivalents at end of period                                   22,344                    500,407
                                                           =========================  =========================



         The accompanying notes are an integral part of these condensed consolidated financial statements.

NIMBUS  GROUP,  INC.  AND  SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS AND DISCONTINUED OPERATIONS

Nimbus Group, Inc. (the "Company) is implementing its plan and changing its focus to the development and wholesale distribution of fragrances and skincare products, both proprietary and under license. This new focus capitalizes on current management's expertise. The Company acquired licensing rights to certain brands that enabled the Company to enter into sub-licensing and distribution agreements that has generated income for the Company.

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

Prior to September 26, 2001, Take to Auction.com, Inc. ("TTA"), a Company which sold products online through multiple distribution channels, reorganized its corporate structure and changed its primary business focus. On September 26, 2001, TTA, Nimbus Group Inc., a Florida corporation and wholly-owned subsidiary of TTA ("Nimbus"), and TTA Solutions, Inc., a Florida corporation and wholly-owned subsidiary of Nimbus ("TTA Solutions"), entered into an Agreement and Plan of Merger (the "Merger Agreement"). Additionally, another wholly-owned subsidiary of Nimbus, Nimbus Jets, Inc., ("Nimbus Jets") was formed. As a result of the Merger, Nimbus (the "Company") became the parent Company of the two wholly-owned subsidiaries, TTA and Nimbus Jets . All revenues generated in fiscal 2002 and prior related solely to TTA. The Nimbus Jets and TTA were dormant during the six months ended December 31, 2003. All revenues were generated by the parent company Nimbus Group, Inc.

During January 2002, the Company's Board adopted a formal plan of disposal of TTA, in connection with an overall strategic program designed to focus the Company's resources on Nimbus Jets and the development of a national air taxi service.

On February 19, 2003, Watch Junction, Inc. purchased the technology and certain assets of TTA. Watch Junction is owned 100% by the former President of TTA Mr. Albert Friedman. Mr. Friedman made a cash payment in the amount of $50,000 and returned 305,610 shares of our common stock back to us for the purchase of the technology and assets.

TTA operated the Perfumania.com retail storefront prior to January 2003, which offered fragrance and fragrance-related products. As of December 31, 2002, the Company owed Perfumania.com approximately $2.1 million relating primarily to inventory purchased pursuant to a license agreement. On January 28, 2003, E Com Ventures, Inc. ("ECMV"), the parent of Perfumania.com, advised that the Company was in default of the Website Operations Services Agreement (the "Agreement") for non-payment of amounts due of approximately $1.9 million to Perfumania.com in connection with the Agreement. To settle the breach of contract claim, the Agreement was terminated in exchange for a release of the outstanding obligations owed to Perfumania.com. On February 28, 2003, the Company completed the process of returning the operations of Perfumania.com back to ECMV.

NOTE  2.  ACCOUNTING  POLICIES

BASIS  OF  PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company and subsidiaries (the "Company") in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004.

The balance sheet information at June 30, 2003 has been derived from the audited financial statements at that date.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Transition Report on Form 10-K for the six months transition period ended June 30, 2003.

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

RECLASSIFICATIONS

Certain reclassifications to the Company's 2002 consolidated financial statements were made to conform them to classifications used in the 2003 consolidated financial statements.

NOTE 3. GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company has incurred net losses since inception in the amount of approximately $11.4 million and has a deficiency in working capital of approximately $381,392 at December 31, 2003. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's continuation as a going concern is dependent upon future events, including obtaining financing adequate to support the Company's cost structure and business plans.

NOTE  4.  RELATED  PARTY  TRANSACTIONS

During November 2000, the Company loaned its former Chairman of the Board approximately $100,000. During 2002, principal payments of approximately $7,000 were made. This loan was classified as shareholder receivables in the accompanying consolidated balance sheet. As of June 30, 2003 the balance was $20,123. The loan was satisfied in August 2003. As of December 31, 2003 there are no outstanding loans to related parties.

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

On May 19, 2003, the Company entered into an agreement with Omniscent Corp. to acquire certain rights to a portfolio of fragrance brands and Skincare line that include; The Cara Mia Swiss Formulated Skincare line. The Cara Mia line initially debuted with four products created specifically to repair and rejuvenate the users skin. The purchase price for the development and licensing rights is for up to 2,500,000 shares of preferred convertible stock or a cash payment of $500,000 at the Company's option, for the design and development rights and 30% of all revenues and or sub-licensing fees. If issued, the preferred shares will be convertible into shares of common stock of our Company on a one to one basis at the option of the holder, but in no event may the preferred shares be converted into more than 19.9% of our issued and outstanding common stock. Sharon Lallouz is the principal shareholder of Omniscent Corp. and is also the spouse of the Company's Chief Executive. Mr. Lallouz was appointed Chief Executive Officer and director of the Company subsequent to the acquisition. As of this date no determination has been made as to whether this acquisition will be consummated. The Company has not closed on its transaction with Omniscent Corp. The two companies have agreed to extend the closing date until such time that the Company can seek shareholder approval through a special meeting of its shareholders.

Effective May 21, 2003 the Company also entered into an assignment agreement with Omniscent, where it acquired the licensing rights of the Phantom Fragrances brand licensed to Moar International. Under the terms of the licensing agreement a royalty fee of 5% on net sales of the brand is payable to us by Moar International. Under the assignment agreement 1.5% from the 5% will revert to Omniscent leaving the Company with a net of 3.5% of all royalties collected from this licensing assignment. The Company anticipates the launch of the Phantom Fragrance line will commence in March 2004.

On June 10, 2003 ECMV and Perfumania.com signed an agreement effective as of March 1 2003, in which Perfumania.com extinguished the receivable due from the Company, various assets and liabilities were transferred between Perfumania.com and the Company and the operations of Perfumania.com were transitioned back to ECMV by the Company.

On September 1, 2003 Omniscent Corp. loaned the Company $30,000, which is an interest free loan due on demand. The Company also sold Omniscent Corp., 305,610 shares of the common stock of the corporation for $50,000 at $.16 per share which was approximately 115% of the closing trading price of the Company's common stock on September 1, 2003.

NOTE 5. SUBSEQUENT EVENTS AND AGREEMENT

On January 22, 2004, the Company entered into an Acquisition Term Sheet with Fragex, S.A., a privately held French corporation. In general, the Acquisition Term Sheet provides that the Company shall receive a 51% equity interest in Fragex in consideration of 1,115,000 shares of restricted common stock of the Company. However, 51% voting control of Fragex shall remain with its current shareholders. The Acquisition Term Sheet contains standard conditions to closing, including, but not limited to, satisfactory completion by the Company and Fragex of their due diligence, execution of definitive transaction documents, and any necessary regulatory approval.

NOTE  6.  LEASE

On December 28, 1999, the Company entered into a five year operating lease agreement for its corporate headquarters. The monthly rent payments under this lease were approximately $14,500 from the period January 1, 2000 to April 1, 2003. This lease was assumed by ECMV. On April 1, 2003 the Company moved to another office building in Aventura, Florida and leased facilities at 2999 N.E. 191st Street for the period from April 1, 2003 to December 15, 2003 for initially $3,883 and then for $1,702 for suites 805 and 903, respectively. On December 31, 2003 this lease was terminated by mutual agreement between the Company and the landlord. The Company entered into a new 3 year lease in the building next door with occupancy and lease agreement effective on December 14, 2003 for monthly rent payments of $1,400.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among others, statements concerning the Company's outlook for 2004 and beyond, the Company's expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These risks and uncertainties are described in more detail in our Transition Report on Form 10-K for the year-ended June 30, 2003 filed with the Securities and Exchange Commission.

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

On May 19, 2003, we entered into an agreement with Omniscent Corp. to acquire certain rights to a portfolio of fragrance brands and Skincare line that include; The Cara Mia Swiss Formulated Skincare line, Phantom Women and Men Fragrances, as well as Ultra-E Fragrance for the Young Set in its developmental stage. The Cara Mia line will initially debut with four products created specifically to repair and rejuvenate the users skin. The other two brands are Phantom Parfum and Ultra-e fragrances. The purchase price for these development and licensing rights is for up to 2,500,000 shares of preferred convertible stock or a cash payment of $500,000 at the Company's option, for the design and development rights and 30% of all revenues and or sub-licensing fees. As of this date no determination has been made as to whether this acquisition will be consummated. The Company had until January 31, 2004 to determine whether it will close on the acquisition. The two companies have agreed to extend the closing date until such time that the Company can seek shareholder approval through a special meeting of its shareholders.

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

RESULTS  OF  OPERATIONS

We have materially changed the focus and business plan of our company. In addition, we have discontinued our prior operations. As such, comparisons of our historical results of operations may be meaningless.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO THE THREE MONTHS ENDED DECMEBER 31, 2002

NET REVENUES. Revenues of $50,000 were recorded for the three-month period ended December 31, 2003. These revenues consisted of royalties earned in connection with the Victory International LLC royalty agreement.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses for the three-month period ended December 31, 2003 were $194,371.

GAIN ON DISCONTINUED OPERATIONS. The gain of $86,882 for the three months ended December 31, 2003 represents amounts previously accrued as accounts payable in connection with the discontinued operations which the Company does not have to pay.

NET (LOSS) The net loss totaled $87,489 for the three months ended December 31, 2003 as compared to income of $65,832 for the three months ended December 31, 2002.

FOR  THE  SIX  MONTHS  ENDED  DECEMBER 31, 2003 COMPARED TO THE SIX MONTHS ENDED
DECMEBER  31,  2002

NET REVENUES. Revenues of $125,867 were recorded for the six-month period ended December 31, 2003. These revenues consisted of licensing fees earned in connection with the Victory International LLC agreement

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses for the six-month period ended December 31, 2003 were $317,040.

GAIN ON DISCONTINUED OPERATIONS. The gain of $86,882 for the six months ended December 31, 2003 represents amounts previously accrued as accounts payable in connection with the discontinued operations which the Company does not have to pay.

NET (LOSS) The net loss totaled $131,533 for the six months ended December 31, 2003 as compared to a loss of $456,436 for the six months ended December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements during the next twelve months will be to fund the operations of our future business plan. We have had negative cash flows since inception, resulting primarily from our wholly-owned subsidiary, TTA. Our working capital since inception has been provided primarily by the proceeds from our initial capitalization of $1,000,000, other private placements, the issuance of promissory notes to affiliates, and our initial public offering consummated in June 2000. If required, we may satisfy future cash needs through third party loans, related party advances or equity financing. The Company can not provide any assurances that such funding will be available or that such funding will be available on acceptable terms.

Cash and cash equivalents at December 31, 2003 were $22,344. Cash and cash equivalents at June 30, 2003 were $354. Our working capital (deficit) totaled approximately $(381,392) at December 31, 2003 and $299,859 at June 30, 2003.

Cash flows from financing activities for the six months ended December 31, 2003 was $80,000, which was $50,000 in proceeds from the stock sale to Omniscent Corp. and $30,000 in loans from Omniscent Corp. On September 1, 2003 Omniscent Corp. loaned our company $30,000, which is an interest free loan due on demand. The Company also sold Omniscent Corp. 305,610 shares of the common stock of the corporation for $50,000 at $.016 per share which is approximately 115% of the closing trading price of the Company's unrestricted common stock on September 1, 2003.

We have incurred net losses since inception, and our ability to ultimately obtain profitable operations is dependent upon future events, including without limitation, obtaining financing adequate to support our cost structure and future business plans There can be no assurance that a new business strategy will be evaluated and completed in a timely manner, that it will be successfully implemented, or that our future cash flows will be sufficient to meet all of our obligations and commitments. The failure to generate such sufficient cash flows could significantly adversely affect the market value of our common stock, the operation of our business, the results of operations and our financial condition.

INCOME  TAXES

The Company utilizes the asset and liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2003 a 100% valuation allowance was made.

SIMPLE  IRA  PLAN

The Company sponsored the Nimbus Group, Inc. SIMPLE IRA Plan (the "Plan"), a defined contribution plan provided pursuant to the requirements of the Internal Revenue Code of 1986, as amended. All employees were eligible to participate in the Plan as of the first day of any month. Participants made pre-tax contributions to the Plan subject to a statutorily prescribed annual limit. The Company was required to make matching contributions, not to exceed 3% of a participant's annual compensation, to the Plan. Each participant was fully vested in their account, including the participant's contributions, the Company's matching contribution and the investment earnings thereon. Contributions by the participants or by the Company to the Plan, and the income earned on such contributions, are generally not taxable to the participants until withdrawn. Contributions by the Company are generally deductible by the Company when made. The participant's and the Company's contributions are held in an IRA. The Company had accrued a matching contribution to the Plan at June 30, 2003 of approximately $28,000. As of December 31, 2004 there was no resolution.

WARRANTS

As required by Statement of Financial Position No. 123, ("SFAS No. 123") the Company accounts for warrants issued to non-employees not issued in conjunction with debt by amortizing the fair value of such warrants over the vesting period.

COMPREHENSIVE  INCOME

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), establishes standards for recording and displaying comprehensive income and its components. SFAS No. 130 requires certain components of equity to be recorded as other comprehensive income. The Company has no items requiring comprehensive income disclosure during the three months ended December 31, 2003, 2002, and 2001.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the quarter ended December 31, 2003, there have been no material changes in the information about our market risk as set forth in item 7A of the Company's Form 10-K for the six months ending June 30, 2003. As of December 31, 2003, we had no short or long-term investments.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

On November 21, 2003, the AMEX suspended trading of the Company common stock due to failure to file its 10K transition report and the quarterly report on Form 10-Q for September 30. 2003 on a timely basis. AMEX will recommence trading of our common stock upon the filing of and review of such reports by the staff of AMEX. On December 26, 2003 the Company filed its 10-K transition report for the six months ending June 30, 2003 and the quarterly report on Form 10-Q for December 31, 2003 and AMEX allowed the Company's stock to resume trading on December 31, 2003.

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


(b)     Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter for which this Form 10-Q is filed.


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

                              NIMBUS GROUP, INC.


                              By:  /s/ Lucien Lallouz
                                  -------------------
                                      Lucien Lallouz
                                      Chief Executive Officer


                              By:  /s/ Michael Wellikoff
                                  ----------------------
                                      Michael Wellikoff
                                      Interim Chief Financial Officer

Date:      February 10, 2004

CERTIFICATIONS

EXHIBIT 31.1

I, LUCIEN LALLOUZ, certify that:

1.   I  have  reviewed this quarterly report on Form 10-Q of Nimbus Group, Inc.;

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


Date: February 10, 2004

/s/ Lucien Lallouz
------------------
Lucien Lallouz
Chief Executive Officer

EXHIBIT 31.2

I, MICHAEL WELLIKOFF, certify that:

1.   I  have  reviewed this quarterly report on Form 10-Q of Nimbus Group, Inc.;

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


Date: February 10, 2004

/s/ Michael Wellikoff
---------------------
Michael Wellikoff
Interim Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO\
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the quarterly report of Nimbus Group, Inc. (the "Company") on Form 10-Q for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Lucien Lallouz, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: February 10, 2004

/s/ Lucien Lallouz
------------------
Lucien Lallouz
Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO\
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the quarterly report of Nimbus Group, Inc. (the "Company") on Form 10-Q for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Wellikoff, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date: February 10, 2004

/s/ Michael Wellikoff
---------------------
Michael Wellikoff
Interim Chief Financial Officer