Form 10-Q
period 2004-03-31
Taylor Madison Corp
filed 2004-05-17
CIK 1093837

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                          COMMISSION FILE NO. 000-15034

                              TAYLOR MADISON CORP.
                              --------------------
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

                               NIMBUS GROUP, INC.
                               ------------------
     (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES X     NO

     Indicate  the  number of shares outstanding of each of the issuer's classes
of  common  stock,  as  of  the latest practicable date.   As of April 30, 2004,
8,860,889  shares  of  Common  Stock,  $.001  par  value  were  outstanding.

                      TAYLOR MADISON CORP. AND SUBSIDIARIES



                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements                                                 1
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            9
Item 3.  Quantitative and Qualitative Disclosures about Market Risk          12
Item 4.  Controls and Procedures                                             13

PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings                                                   13
Item 2.  Changes in Securities and Use of Proceeds                           13
Item 3.  Defaults Upon Senior Securities                                     14
Item 4.  Submission of Matters to a Vote of Security Holders                 14
Item 5.  Other Information                                                   15
Item 6.  Exhibits and Reports on Form 8-K                                    15

PART I.   FINANCIAL INFORMATION

ITEM1.   FINANCIAL STATEMENTS (UNAUDITED)



                                    Taylor Madison Corp. and Subsidiaries
                                    Condensed Consolidated Balance Sheets

                                                                         March 31,            June 30,
                                                                           2004                 2003
                                                                         Unaudited             Audited
                                                                     -----------------  --------------------
ASSETS
Current assets:
Cash and cash equivalents                                            $          22,636   $               354
Accounts receivable                                                            101,600               150,000
Shareholder receivable                                                               -                20,123
Prepaid expenses and other current assets                                       45,300                 7,300
                                                                     -----------------  --------------------

Total current assets                                                           169,536               177,777
                                                                     -----------------  --------------------

Total assets                                                         $         169,536   $           177,777
                                                                     =================  ====================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Accounts payable                                                     $         215,791   $           277,418
Accrued expenses                                                               192,450               100,218
Deferred revenue                                                                     -               100,000
Loan payable                                                                    30,000                     -
                                                                     -----------------  --------------------

Total current liabilities                                                      438,241               477,636
                                                                     -----------------  --------------------

Commitments and Contingencies

Shareholders' equity (deficiency):
Preferred shares, $0.001 par value, 10 million shares
authorized, no shares issued and outstanding                                         -                     -
Common shares, $0.001 par value, 50 million shares authorized
8,860,889 and 7,438,889 shares issued and outstanding respectively               8,861                 7,439
Additional paid-in capital                                                  11,154,734            10,988,796
Accumulated deficit                                                        (11,432,300)          (11,296,094)
                                                                     -----------------  --------------------

Total shareholders' equity (deficiency)                                       (268,705)             (299,859)
                                                                     -----------------  --------------------

Total liabilities and shareholders' equity (deficiency)              $         169,536   $           177,777
                                                                     =================  ====================


         The accompanying notes are an integral part of these condensed consolidated financial statements.


                                       Taylor Madison Corp. and Subsidiaries
                                  Condensed Consolidated Statement of Operations
                                                    (Unaudited)


                                                                                  For the three-months ended
                                                                                            March 31,
                                                                              ------------------------------------
                                                                                    2004               2003
                                                                              ------------------ -----------------
Licensing fees                                                                $         50,000   $               -
Sales of products                                                                      101,600                   -
                                                                              ------------------ -----------------

Total revenues                                                                         151,600

Cost of sales                                                                           72,493                   -
                                                                              ------------------ -----------------

Gross margin                                                                            79,107                   -
                                                                              ------------------ -----------------

Operating expenses:
General and administrative expenses                                                     83,412                   -
                                                                              ------------------ -----------------

Total operating expenses                                                                83,412                   -
                                                                              ------------------ -----------------

Net income (loss) from operations                                                       (4,305)                  -
                                                                              ------------------ -----------------
Discontinued Operations:
Gain (Loss) from discontinued operations                                                     -           1,388,284
                                                                              ------------------ -----------------

Net income (loss)                                                             $         (4,305)  $       1,388,284
                                                                              ================== =================

Basic and diluted income (loss) per common share from continuing operations              (0.00)                  -

Basic and diluted income per common share from discontinued operations                       -                0.19
                                                                              ------------------ -----------------

Basic and diluted income (loss) per common share                              $           0.00   $            0.19
                                                                              ================== =================

Weighted average number of common
shares outstanding                                                                   8,637,109           7,438,889
                                                                              ================== =================



         The accompanying notes are an integral part of these condensed consolidated financial statements.


                                     Taylor Madison Corp. and Subsidiaries
                                Condensed Consolidated Statement of Operations
                                                 (Unaudited)



                                                                               For the nine months-ended
                                                                                       March 31,
                                                                         ------------------------------------
                                                                               2004               2003
                                                                         ------------------ -----------------
Net royalty revenues                                                     $         25,867   $               -
Licensing fees                                                                    150,000                   -
Sales of products                                                                 101,231                   -
                                                                         ------------------ -----------------
Total revenues                                                                    277,098

Cost of sales                                                                      72,493                   -
                                                                         ------------------ -----------------
Gross margin                                                                      204,605                   -
                                                                         -----------------  -----------------
Operating expenses:
General and administrative expenses                                               313,569                   -
Royalties                                                                          30,000                   -
                                                                         ------------------ -----------------

Total operating expenses                                                          343,569                   -
                                                                         ------------------ -----------------

Net loss from operations                                                         (138,964)                  -

Other income/(expense):
Other income/(expense)                                                              2,758                   -
                                                                         ------------------ -----------------
Net loss from continuing operations                                              (136,206)                  -

Discontinued Operations:
Gain (Loss) from discontinued operations                                                -             931,527

Extraordinary Gain:
Gain on extinguishment of debt                                                          -                   -
                                                                         ------------------ -----------------

Net gain (loss)                                                          $       (136,206)  $         931,527
                                                                         ================== =================

Basic and diluted loss per common share from continuing operations                  (0.02)                  -

Basic and diluted income per common share from discontinued operations                  -                0.13
                                                                         ------------------ -----------------

Basic and diluted income (loss) per common share                         $          (0.02)  $            0.13
                                                                         ================== =================

Weighted average number of common
shares outstanding                                                              8,036,482           7,438,889
                                                                         ================== =================




         The accompanying notes are an integral part of these condensed consolidated financial statements.


                                Taylor Madison Corp. and Subsidiaries
                           Condensed Consolidated Statements of Cash Flows
                                             (Unaudited)


                                                                      For the nine-months
                                                                        ended March 31,
                                                            -----------------------------------------
                                                                   2004                  2003
                                                            -------------------- --------------------
Cash flows from operating activities:
  Net loss                                                 $          (136,206)  $          (456,436)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                                            -              (252,734)
    Provision for impairment of assets to be disposed of                     -               278,982
    Issuance of stock for services                                      16,000                     -
  Change in operating assets and liabilities:
    Accounts receivable                                                 48,400                50,168
    Shareholder receivables                                             20,123                (1,631)
    Inventory                                                                -               692,958
    Prepaid expenses and other current assets                          (38,000)               16,749
    Other assets                                                             -                (2,069)
    Accounts payable                                                   (61,627)             (265,105)
    Accrued expenses                                                    92,232                11,555
    Amounts due to related party                                             -               415,466
    Deferred revenue                                                  (100,000)              (13,957)
                                                            -------------------- --------------------
      Net cash (used in) provided by operating activities             (159,078)              473,946
                                                            -------------------- --------------------

Cash flows from investing activities:
  Purchase of property and equipment                                         -                (4,091)
                                                            -------------------- --------------------
      Net cash used in investing activities                                  -                (4,091)
                                                            -------------------- --------------------

Cash flows from financing activities:
  Proceeds from issuance of stock                                      151,360                     -
  Loans                                                                 30,000                     -
                                                            -------------------- --------------------
      Net cash provided by financing activities                        181,360                     -
                                                            -------------------- --------------------

Net increase in cash and cash equivalents                               22,282               469,855

Cash and cash equivalents at beginning of period                           354                30,552
                                                            -------------------- --------------------
Cash and cash equivalents at end of period                 $            22,636   $           500,407
                                                            ==================== ====================


         The accompanying notes are an integral part of these condensed
                       Consolidated financial statements.

TAYLOR  MADISON  CORP.  AND  SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS AND DISCONTINUED OPERATIONS:

Prior to September 26, 2001, Take to Auction.com, Inc. ("TTA") sold fragrance products online through multiple distribution channels. On September 26, 2001, TTA, Taylor Madison Corp. (formerly Nimbus Group Inc.), a Florida corporation and its wholly-owned subsidiary TTA and TTA Solutions, Inc., a Florida corporation and wholly-owned subsidiary of Taylor Madison ("TTA Solutions"), entered into an Agreement and Plan of Merger (the "Merger Agreement"). Additionally, another wholly-owned subsidiary of Taylor Madison, Nimbus Jets, Inc., ("Nimbus Jets") was formed. As a result of the Merger, Taylor Madison (the "Company") became the parent Company of the two wholly-owned subsidiaries, TTA and Nimbus Jets. All revenues generated in fiscal 2002 and prior related solely to TTA. Nimbus Jets and TTA solutions were dormant during the nine months ended March 31, 2004. All revenues were generated by the parent company Taylor Madison.

During January 2002, the Company's Board adopted a formal plan of disposal of some of TTA's assets, in connection with an overall strategic program designed to focus the Company's resources on Nimbus Jets and the development of a national air taxi service.

On February 19, 2003, Watch Junction, Inc. ("Watch") licensed the technology and certain assets of Take to Auction (the "Technology Sale"). Watch Junction is owned 100% by the former President of TTA Mr. Albert Friedman. Mr. Friedman made a cash payment in the amount of $50,000 and returned 305,610 shares of our common stock back to us for the purchase of the certain assets and the licensing of certain technology.

TTA operated the Perfumania.com retail storefront prior to January 2003, which offered over 2,000 fragrance and fragrance-related products, including bath and aromatherapy products. As of December 31, 2002, we owed Perfumania.com approximately $2.1 million relating primarily to inventory purchased pursuant to a license agreement (the "License Agreement"). On January 28, 2003, we received a letter from E Com Ventures, Inc. ("ECMV"), the parent of Perfumania.com, indicating we were in default of our Website Operations Services Agreement (the "Agreement") for non-payment of amounts due of approximately $1.9 million to Perfumania.com in connection with the Agreement. To settle the breach of contract claim, we agreed to terminate the Agreement in exchange for a release of the outstanding obligations owed to Perfumania.com. On February 28, 2003, the Company completed the process of returning the operations of

The Company is implementing its plan to the development of fragrances and skincare products, both proprietary and under license. This focus capitalizes on current management's expertise. The Company acquired licensing rights to certain brands that enabled the Company to enter into sub-licensing and distribution agreements that has generated income for the Company.

Cara Mia is the first brand the Company acquired from Omniscient Corp. that began distribution through a licensing agreement with Victory International
(USA) LLC. Cara Mia Skincare initially launched in Puerto Rico with four products created specifically as skincare solutions.

The Company has recently secured a licensing agreement from Major League Baseball Properties to manufacture personal care products under the MLB brand. The Company will devote its resources to the MLB brand.

The Company only distributes its product lines via licensed wholesale distributors that service specialty retail stores across the United States and to worldwide importers and exclusive distributors. The Company does not directly manufacture any product or take positions in inventory.

Perfumania.com  back  to  ECMV.

NOTE  2.  ACCOUNTING  POLICIES:

BASIS  OF  PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company and subsidiaries in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004.

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

RECLASSIFICATIONS

Certain reclassifications to the Company's 2003 consolidated financial statements were made to conform them to classifications used in the 2004 consolidated financial statements.

NOTE 3. GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company has incurred net losses since inception in the amount of approximately $11.4 million and has a deficiency in working capital of approximately $268,705 at March 31, 2004. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's continuation as a going concern is dependent upon future events, including obtaining financing adequate to support the Company's cost structure and business plans.

NOTE  4.  RELATED  PARTY  TRANSACTIONS:

On May 19, 2003, the Company entered into an agreement with Omniscent Corp. to acquire certain rights to a portfolio of fragrance brands and Skincare line that include; The Cara Mia Swiss Formulated Skincare line. The Cara Mia line initially debuted with four products created specifically to repair and rejuvenate the user's skin. The purchase price for the development and licensing rights is for up to 2,500,000 shares of preferred convertible stock or a cash payment of $500,000 at the Company's option, for the design and development rights and 30% of all revenues and or sub-licensing fees. If issued, the preferred shares will be convertible into shares of common stock of our Company on a one to one basis at the option of the holder, but in no event may the preferred shares be converted into more than 19.9% of our issued and outstanding common stock. Sharon Lallouz is the principal shareholder of Omniscent Corp. and is also the spouse of the Company's Chief Executive. Mr. Lallouz was appointed Chief Executive Officer and director of the Company following the execution of the agreement. The Company has not closed on its transaction with Omniscent Corp. The two companies have agreed not to pursue this agreement without AMEX approval.

Effective May 21, 2003 the Company also entered into an assignment agreement with Omniscent, where it acquired the licensing rights of the Phantom Fragrances brand licensed to Moar International. Under the terms of the licensing agreement a royalty fee of 5% on net sales of the brand is payable to us by Moar International. Under the assignment agreement 1.5% from the 5% will revert to Omniscent leaving the Company with a net of 3.5% of all royalties collected from this licensing assignment. Subsequent to March 31, 2004 the two companies have agreed not to pursue this agreement.

NOTE 5. SUBSEQUENT EVENTS AND AGREEMENT:

On April 19, 2004 the Company entered into a licensing agreement with Major League Baseball Properties to develop a line of personal care products bearing the MLB brand. The Company intends to devote its resources for the development of this license.

NOTE  6.  STOCKHOLDERS  EQUITY:

On April 1, 2003, the Company issued options for 371,000 shares of common stock to Michael Wellikoff in consideration for services performed for the Company. The option price for the shares was $.08 per share. The shares were trading at $.07 per share at grant date. Mr. Wellikoff exercised the options during the three months ended March 31, 2004. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shares contain the appropriate legend restricting their transferability absent registration or applicable exemption. Mr. Wellikoff had access to current information on the Company and had the ability to ask questions about the Company.

On May 22, 2003 the Company issued options for 371,000 shares of common stock to Lucien Lallouz in consideration for services performed for the Company effective April 1, 2003, the option price for the shares was $.08 per share. The shares were trading at $.07 per share at grant date. Mr. Lallouz exercised the options during the three months ended March 31, 2004. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shares contain the appropriate legend restricting their transferability absent registration or applicable exemption. Mr. Lallouz had access to current information on the Company and had the ability to ask questions about the Company.

On May 22, 2003 the Company issued options for 371,000 shares of common stock to Jack A. Smith in consideration for services performed for the Company effective April 1, 2003, the option price for the shares was $.28 per share. The shares were trading at $.07 per share at grant date. Mr. Smith has not exercised the options during the three months ended March 31, 2004. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shares contain the appropriate legend restricting their transferability absent registration or applicable exemption. Mr. Smith had access to current information on the Company and had the ability to ask questions about the Company.

On December 30, 2003, the Company issued options for 330,000 shares of common stock to Marcos Lencovski in consideration for services performed for the Company. The option price for the shares was $.127 per share. The shares were trading at $.11 per share at grant date. Mr. Lencovski exercised the options during the three months ended March 31, 2004. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shares contain the appropriate legend restricting their transferability absent registration or applicable exemption. Mr. Lencovski had access to current information on the Company and had the ability to ask questions about the Company.

On January 1, 2004 , the Company issued 50,000 shares of common stock to Manny Mouriz and 50,000 shares of common stock to Zoe Bartels as compensation for advertising work performed on behalf of the Company. These services were valued at $16,000 (the prevailing market price of the stock at the time). The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shares contain the appropriate legend restricting their transferability absent registration or applicable exemption. Mr. Mouriz and Ms. Bartels had access to current information on the Company and had the ability to ask questions about the Company.

On January 22, 2004, Taylor Madison announced that it had entered into an Acquisition Term Sheet with Fragex, S.A., a privately held French corporation. In general, the Acquisition Term Sheet provides that the Company shall receive a 51% equity interest in Fragex in consideration of 1,115,000 shares of restricted common stock of the Company. However, 51% voting control of Fragex shall remain with its current shareholders. The Acquisition Term Sheet contains standard conditions to closing, including, but not limited to, satisfactory completion by the Company and Fragex of their due diligence, execution of definitive transaction documents, and any necessary regulatory and AMEX approvals.

During  March  2004, the Company entered into a three-year agreement with Donald
Moore, under which Mr. Moore shall act as vice president and general councilor for the Company. On March 31, 2004, the Company issued options for 375,000 shares of common stock to Mr. Moore in consideration for professional services performed for the Company and future professional services to be performed for the Company. The option price for the shares was $.215 per share. The shares were trading at $.23 per share at grant date. These options were issued as an inducement for Mr. Moore to join the management of the Company and have not been exercised.

During March 2004, the Company entered into a three year agreement with Timothy Hart, under which Mr. Hart shall act as Chief Financial Officer for the Company. On March 31, 2004, the Company issued options for 300,000 shares of common stock to Mr. Hart in consideration for professional services performed for the Company and future professional services to be performed for the Company. The option price for the shares was $.215 per share. The shares were trading at $.23 per share at grant date. These options were issued as an inducement for Mr. Hart to join the management of the Company and have not been exercised.

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

OVERVIEW

During January 2002, our Board adopted a formal plan of disposition of the assets of our wholly owned subsidiary Take to Auction.com, Inc., ("TTA"), in connection with our overall strategic program designed to focus our resources on Nimbus Jets and the development of a national air taxi service.

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

Effective May 20, 2003, we entered into a licensing agreement with Victory International USA LLC to distribute its Cara Mia Cosmetics brand worldwide. Under the terms of the agreement, Victory is to advance the company $200,000 against royalties of 12% on all net sales made by Victory International USA LLC. The first deposit of $50,000 was received on May 21, 2003, the second was received on July 9, 2003 and the balance was received as of November 30, 2003. Subsequent to March 31, 2004 the Company does not anticipate any more revenue under this agreement

Currently the Company is focusing its efforts to the development of fragrance and cosmetics brands, both proprietary and under license. This new focus capitalizes on current management's expertise. The Company acquired a portfolio of brands that enabled the Company to enter into licensing and distribution agreements that has generated income for the Company. Cara Mia was the first brand in the portfolio the Company acquired from Omniscient Corp. that began distribution through a licensing agreement with Victory International (USA) LLC. The two companies have agreed not to pursue this agreement without AMEX approval.

The Company has also entered into an agreement with Major League Baseball Properties and is seeking agreements with other companies. The Company intends to market the product through distributors.

RESULTS  OF  OPERATIONS

We have materially changed the focus and business plan of our company. In addition, we have discontinued our prior operations. As such, comparisons of our historical results of operations may be meaningless.

FOR THE THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003
NET REVENUES. Revenues of $151,600 were recorded for the three-month period ended March 31, 2004 These revenues consisted of royalties earned in connection with the Victory International LLC royalty agreement and the sale of $101,600 in Phantom Fragrances brand perfume products. There was a related cost of $72,493 associated with the sale of the perfume.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses for the three-month period ended March 31, 2004 were $83,412.

NET INCOME The net loss totaled $(4,305) for the three months ended March 31, 2004 as compared to income of $ 1,388,284 associated with the discontinued operations for the three months ended March 31, 2003.

FOR THE NINE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2003
NET REVENUES. Revenues of $277,098 were recorded for the nine-month period ended March 31, 2004. These revenues consisted of licensing fees earned in connection with the Victory International LLC agreement and the sale of $101,600 in Phantom Fragrances brand perfume products. There was a related cost of $72,493 associated with the sale of the perfume.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses for the nine-month period ended March 31, 2004 were $313,569.

NET INCOME (LOSS) The net loss totaled $(136,206) for the nine months ended March 31, 2004 as compared to a loss of $931,527 associated with the discontinued operations for the nine months ended March 31, 2003.

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

Cash and cash equivalents at March 31, 2004 was $22,636. Cash and cash equivalents at June 30, 2003 was $354. Our working capital (deficit) totaled ($268,705) at March 31, 2004 and ($299,859) at June 30, 2003. Accounts
receivable at March 31, 2004 was $101,600. Accounts receivable at June 30, 2003 was $150,000, a decrease of $48,400. The decrease is attributable to the suspension of the Cara Mia distribution agreement. During November 2000, the Company loaned its former Chairman of the Board approximately $100,000. During 2002, principal payments of approximately $7,000 were made. As of June 30, 2003 the balance was $20,123 and was fully liquidated at March 31, 2004. Prepaid expense at March 31, 2004 was $45,300. Prepaid expense at June 30, 2003 was
$7,300, an increase of $38,000. The increase is attributable to prepaid legal which the Company intends to use in the fourth quarter. Accounts payable and accrued expense at March 31, 2004 was $408,241. Accounts payable and accrued expense at June 30, 2003 was $377,636, an increase of $30,605. The increase is attributable to accrued salaries. Deferred revenue at March 31, 2004 was $0. Deferred revenue at June 30, 2003 was $100,000, a decrease of $100,000. The decrease is attributable to the revenue being earned.

Cash flows from financing activities for the nine months ended March 31, 2004 was $181,360, which was $151,360 in proceeds from the stock sale and $30,000 in loans from Omniscent. On September 1, 2003 Omniscent Corp. loaned our company $30,000, which is an interest free loan due on demand. The Company also sold Omniscent Corp., 305,610 shares of the common stock of the corporation for $50,000 at $.16 per share, which is approximately 115% of the closing trading price of the Company's unrestricted common stock on September 1, 2003.

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

INCOME  TAXES

The Company utilizes the asset and liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when it is more likely than not that some or all of the deferred tax assets will not be realized. At March 31, 2004 a 100% valuation allowance was made.

SIMPLE  IRA  PLAN

The Company sponsored the Nimbus Group, Inc. SIMPLE IRA Plan (the "Plan"), a defined contribution plan provided pursuant to the requirements of the Internal Revenue Code of 1986, as amended. All employees were eligible to participate in the Plan as of the first day of any month. Participants made pre-tax contributions to the Plan subject to a statutorily prescribed annual limit. The Company was required to make matching contributions, not to exceed 3% of a participant's annual compensation, to the Plan. Each participant was fully vested in their account, including the participant's contributions, the Company's matching contribution and the investment earnings thereon. Contributions by the participants or by the Company to the Plan, and the income earned on such contributions, are generally not taxable to the participants until withdrawn. Contributions by the Company are generally deductible by the Company when made. The participant's and the Company's contributions are held in an IRA. The Company had accrued a matching contribution to the Plan at June 30, 2003 of approximately $28,000. As of March 31, 2004 this amount remains unpaid.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the quarter ended March 31, 2004, there have been no material changes in the information about our market risk as set forth in item 7A of the Company's Form 10-K for the six months ending June 30, 2003. Subsequent to March 31, 2004 the Company received a notice from the American Stock Exchange ("Exchange") confirming the Exchange's intention to proceed with the filing of an application with the Securities and Exchange Commission ("SEC") to strike the common stock of the Company from listing and registration on the Exchange which would require the Company to list and register its shares on an alternative trading exchange. While the Company has appealed the Exchange determination and requested a hearing before a committee of the Exchange (a date has been set for this hearing) and the Company intends to devote its best efforts to maintain its Amex listing, there can be no assurance that the Company's request for continued listing will be granted.

As  of  March  31,  2004,  we  had  no  short  or  long-term  investments.

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

PART  II  -  OTHER  INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2. CHANGE IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

On January 1, 2004 , the Company issued 50,000 shares of common stock to Manny Mouriz and 50,000 shares of common stock to Zoe Bartels as compensation for advertising work performed on behalf of the Company. These services were valued at $16,000 (the prevailing market price of the stock at the time). The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shares contain the appropriate legend restricting their transferability absent registration or applicable exemption. Mr. Mouriz and Ms. Bartels had access to current information on the Company and had the ability to ask questions about the Company.

On December 30, 2003, the Company issued options for 330,000 shares of common stock to Marcos Lencovski in consideration for services performed for the Company. The option price for the shares was $.127 per share. The shares were trading at $.11 per share at grant date. Mr. Lencovski exercised the options during the three months ended March 31, 2004. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shares contain the appropriate legend restricting their transferability absent registration or applicable exemption. Mr. Lencovski had access to current information on the Company and had the ability to ask questions about the Company.

During  March  2004, the Company entered into a three-year agreement with Donald
Moore, under which Mr. Moore shall act as vice president and general councilor for the Company. On March 31, 2004, the Company issued options for 375,000 shares of common stock to Mr. Moore in consideration for professional services performed for the Company and future professional services to be performed for the Company. The option price for the shares was $.215 per share. The shares were trading at $.23 per share at grant date. These options were issued as an inducement for Mr. Moore to join the management of the Company and have not been exercised.

During March 2004, the Company entered into a three-year agreement with Timothy Hart, under which Mr. Hart shall act as Chief Financial Officer for the Company. On March 31, 2004, the Company issued options for 300,000 shares of common stock to Mr. Hart in consideration for professional services performed for the Company and future professional services to be performed for the Company. The option price for the shares was $.215 per share. The shares were trading at $.23 per share at grant date. These options were issued as an inducement for Mr. Hart to join the management of the Company and have not been exercised.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

On March 31, 2004 the Company held its annual shareholder meeting. The following matters have been proposed and voted upon;

It was resolved and approved that the proposal to change the Company's name to Taylor Madison Corp. was approved. (6,472,241 votes for, 2,720 votes against and 1,100 votes abstain)

It was resolved and approved that the engagement of DeMeo Young McGrath as the company's independent auditors. (6,475,141 votes for, 20 votes against and 900 votes abstain)

It was resolved and approved that Donald P. Moore Esq., be appointed to the company's board of directors. (6,472,841 votes for, 3,220 votes against and 0 votes abstain)


ITEM 5.  OTHER INFORMATION

April 23, 2004, the Company received a notice from the American Stock Exchange ("Exchange") confirming the Exchange's intention to proceed with the filing of an application with the Securities and Exchange Commission ("SEC") to strike the common stock of the Company from listing and registration on the Exchange which would require the Company to list and register its shares on an alternative trading exchange. The notice from the Exchange indicates that the Exchange has determined that the Company does not meet the following continued listing standards under the AMEX Company Guide: Section 120 which requires issuers to conduct an appropriate review of all related transactions on an on-going basis and shall utilize the issuer's audit committee or a comparable body of the board of directors for review of potential conflict of interest situations; Section 121, Section 121(2)(a) and Section 121(B)(a)(iii) which require that each listed issuer must have a sufficient number of independent directors on its board of directors to perform audit committee functions; Section 921 which requires prompt notification to the Exchange of any changes of officers or directors;
Section 1003(a)(i) in that the Company has reported net losses for the past three fiscal years; Section 1003(a)(iv) in that the Company has sustained losses which are so substantial in relation to its overall operations so that in the opinion of the Exchange, it appears questionable whether the Company will be able to continue operations and/or meet obligations as they mature; Section 1003(c)(i) relating to the discontinuation of a substantial portion of the Company's operations; Section 1003(d) which requires issuers to submit listing applications to the Exchange prior to issuing securities; and Section 1003(f)(iii) which prohibits issuers from engaging in operations, which in the opinion of the Exchange, are contrary to public interest.

The Company has appealed the Exchange determination and requested a hearing before a committee of the Exchange. A hearing has been scheduled for May 25, 2004. The Company intends to devote its best efforts to maintain its Amex listing. There can be no assurance that the Company's request for continued listing will be granted.

On March 31st, 2004, the Company engaged the services of Timothy Hart as its Chief Financial Officer and engaged Donald P. Moore as in-house general council, Vice President of Business Development and was also elected to the board of directors of the Company. Mr. Miles Raper was also named to the Board of Directors of the Company and was elected chairman of the audit committee.

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

(b)     Reports on Form 8-K.

The following reports on Form 8-K were filed during the quarter for which this Form 10-Q is filed:

On January 29, 2004 the Company disclosed under Item 5 on form 8-K that on January 22, 2004 the Company entered into an Acquisition Term Sheet with Fragex, S.A., a privately held French corporation. In general, the Acquisition Term Sheet, a copy of which is included herein as an exhibit to this Report, provides that the Company shall receive a 51% equity interest in Fragex in consideration of 1,115,000 shares of restricted common stock of the Company. However, 51% voting control of Fragex shall remain with its current shareholders. The Acquisition Term Sheet contains standard conditions to closing, including, but not limited to, satisfactory completion by the Company and Fragex of their due diligence, execution of definitive transaction documents, and any necessary regulatory approval.

On February 6, 2004 the Company disclosed under Item 5 on form 8-K that effective May 19, 2003, the Company entered into a license acquisition agreement to acquire certain development and licensing rights from Omniscent Corp. The purchase price of the development and license rights is payable at the option of the Company by either (1) up to 2,500,000 shares of preferred convertible stock or (2) a cash payment of $500,000. As the preferred shares may be convertible into a number of shares of common stock of the Company in excess of 20% of the Company's currently outstanding common stock, the Company will not close the transaction without receiving shareholder approval.

The initial terms of the agreement provided the Company until January 31, 2004 to determine whether it will close on the acquisition and gave the Company the unilateral right to terminate the agreement. As such, the Company and Omniscent Corp. have agreed to extend the closing date of the agreement until the Company has provided its shareholders with an opportunity to vote on the transaction. The two companies have agreed not to pursue this agreement without AMEX approval.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer.

                              TAYLOR MADISON


                              By:  /s/ Lucien Lallouz
                                  -------------------
                                      Lucien Lallouz
                                      Chief Executive Officer


                              By:  /s/ Timothy Hart
                                  --------------------------
                                      Timothy Hart
                                      Chief Financial Officer

Date:      May 17, 2004

CERTIFICATIONS

EXHIBIT 31.1

I, LUCIEN LALLOUZ, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Taylor Madison Corp.;

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

          (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditor and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


Date: May 17, 2004

/s/ Lucien Lallouz
------------------
Lucien Lallouz
Chief Executive Officer

EXHIBIT 31.2

I, TIMOTHY HART, certify that:

1.   I  have reviewed this quarterly report on Form 10-Q of Taylor MadisonCorp.;

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

          (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditor and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


Date: May 17, 2004

/s/Timothy Hart
---------------
Timothy Hart
Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO\
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the quarterly report of Taylor Madison (the "Company") on Form 10-Q for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Lucien Lallouz, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date: May 17, 2004

/s/Lucien Lallouz
-----------------
Lucien Lallouz
Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO\
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the quarterly report of Taylor Madison (the "Company") on Form 10-Q for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Timothy Hart, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date: May 17, 2004

/s/Timothy Hart
---------------
Timothy Hart
Chief Financial Officer