Form 10KSB
period 2004-06-30
Taylor Madison Corp
filed 2004-10-19
CIK 1093837

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB

[X} Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended June 30, 2004

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                          COMMISSION FILE NO. 000-15034


                              TAYLOR MADISON CORP.
                              --------------------
             (Exact name of registrant as specified in its charter)


         FLORIDA                                   65-0924433
 (State of Incorporation)                       (I.R.S. Employer
                                              Identification Number)


2875 NORTHEAST 191ST STREET, PH2 AVENTURA, FL          33180
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


                               Title of Each Class
                               -------------------
                     Common Stock, par value $.001 per share


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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this  Form  10-KSB.     YES     NO

     Revenue for the most recent fiscal year: $277,098. Aggregate market value of the voting stock held by non-affiliates (8,088,889 shares) of the registrant as of the close of business on September 30, 2004: $202,222.

     As of September 30, 2004, 8,860,889 of common stock, $.001 par value were outstanding.

                       DOCUMENT INCORPORATED BY REFERENCE
                                      None

    Transitional Small Business Disclosure Format (check one);   YES [ ]  NO [X]

                           FORWARD-LOOKING STATEMENTS

This report contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among others, statements concerning the Company's outlook for 2005 and beyond, the Company's expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. The Company takes no obligation to update or correct forward-looking statements.

                                     PART I.

ITEM 1.     DESCRIPTION OF BUSINESS

Currently the Company is implementing its plan and is focusing its efforts to the development of fragrance, cosmetics brands and other products, both proprietary and under license. This new focus capitalizes on current management's expertise. The Company acquired a portfolio of brands that enabled the Company to enter into licensing and distribution agreements that have generated income for the Company. Currently the Company is seeking suitable equity investors that will enable the Company to execute its plans.

OUR HISTORY

Cara Mia was the first brand in the portfolio the Company acquired from Omniscient Corp. that began distribution through a licensing agreement with Victory International (USA) LLC. Cara Mia Skincare initially launched in Puerto Rico with four products created specifically as a skincare solution. There is currently no agreement between Omniscient and the Company.

The Company distributes its product lines via licensed wholesale distributors that service specialty retail stores across the United States and to worldwide importers and exclusive distributors. The Company does not directly manufacture any product nor takes positions in inventory.

During January 2002, Taylor Madison Corp's (formerly Nimbus Group, Inc.) board of directors adopted a formal plan of disposition of the assets of TaketoAuction.com ("TTA"), its wholly owned subsidiary in connection with our overall strategic program designed to focus our resources on Nimbus Jets and the development of a national air taxi service. All revenues generated during fiscal 2002 and prior years related solely to TTA. Due to the continuous declining market conditions of the air transportation industry, during January 2003, our Board resolved not to continue to pursue the development of a private air taxi service for the time being and to refocus its efforts on a plan to bring Taylor Madison Corp. to profitable levels

On January 15, 2003, Mr. Jonathan Geller tendered his resignation as Chief Technology Officer, effective immediately. On February 3, 2003, Mr. Mitchell Morgan tendered his resignation as Chief Financial Officer and Director and he was eventually replaced by Carlos De Miguel and Sandra Orr who assumed the interim title of the Chief Financial Officer from March 1, 2003 to May 2003 and June 2003 to August 2003, respectively. Dr. Michael Wellikoff assumed the role of Principal Financial Director on September 1, 2003. On April 1, 2004 Timothy Hart assumed the role of Chief Financial Officer. On May 22, 2003 Ilia Lekach tendered his resignation as Chief Executive Officer and Director and he was replaced on the same date by Lucien Lallouz effective April 1, 2003.

On February 19, 2003, Watch Junction, Inc. purchased the technology and certain assets of TTA (the "Technology Sale"). Watch Junction is owned 100% by the former President of TTA, Mr. Albert Friedman. Mr. Friedman made a cash payment in the amount of $50,000 and returned 305,610 shares of our common stock back to us for the licensing rights of the technology and purchase of certain assets. The 305,610 shares were subsequently sold to Omniscent for $50,000 at $.016 per share, which was approximately 115% of the closing trading price of the Company's common stock on September 1, 2003.

TTA operated the Perfumania.com retail storefront until March 2003, which offered over 2,000 fragrance and fragrance-related products, including bath and aromatherapy products. As of December 31, 2002, we owed Perfumania.com approximately $2.1 million relating primarily to inventory purchased from a license agreement (the "License Agreement"). On January 28, 2003, we received a letter from E Com Ventures, Inc. ("ECMV"), the parent of Perfumania.com, indicating we were in default of our Website Operations Services Agreement (the "Agreement") for non-payment of amounts due of approximately $1.9 million to Perfumania.com in connection with the Agreement. To settle the breach of contract claim, we agreed to terminate the Agreement in exchange for a release of the outstanding obligations owed to Perfumania.com. On February 28, 2003, we completed the process of returning the operations of Perfumania.com back to ECMV (the "P.com Return"). As part of the transition of the P.com Return, TTA has transferred to Perfumania.com assets which had a value of approximately $242,000. Furthermore, ECMV assumed certain liabilities of TTA, relating to the operations of Perfumania.com, of approximately $124,000; made a cash payment of approximately $40,000 to TTA; and extinguished a $1.7 million receivable due from TTA.

On March 1, 2003, Taylor Madison's management began devising a plan that would take the Company to profitable levels over the next 18 months by capitalizing on the Company's experience in marketing, branding and licensing.

The Company's articles of incorporation authorize the issuance of up to 50,000,000 shares of common stock, par value, $.001. The Company is also authorized to issue up to 10,000,000 shares of preferred stock, par value $.001, and its board of directors has the authority to fix the dividend, liquidation, conversion, redemption and other rights and preferences of such preferred shares without any vote or approval of the Company's stockholders.

On May 19, 2003, the Company entered into an agreement with Omniscent Corp. to acquire certain rights to a portfolio of fragrance brands and Skincare line that include; The Cara Mia Swiss Formulated Skincare line. The Cara Mia line initially debuted with four products created specifically to repair and rejuvenate the user's skin. The purchase price for the development and licensing rights is for up to 2,500,000 shares of preferred convertible stock or a cash payment of $500,000 at the Company's option, for the design and development rights and 30% of all revenues and or sub-licensing fees. If issued, the preferred shares will be convertible into shares of common stock of our Company on a one to one basis at the option of the holder, but in no event may the preferred shares be converted into more than 19.9% of our issued and outstanding common stock. Sharon Lallouz is the principal shareholder of Omniscent Corp. and is also the spouse of the Company's Chief Executive. Mr. Lallouz was appointed Chief Executive Officer and director of the Company following the execution of the agreement. The Company has not closed on its transaction with Omniscent Corp. The two companies have agreed not to pursue this agreement.

Effective May 20, 2003, we entered into a sub-licensing agreement with Victory International (USA) LLC (Victory) to distribute its Cara Mia Cosmetics brand worldwide. Under the terms of the agreement, Victory is to advance the Company $200,000 against royalties of 12% on all sales made by Victory, of which 3.6% from these royalties is payable to Omniscent under its licensing agreement with Taylor Madison leaving the Company with a net of 8.4% of all sales made by Victory. As of November 2003 we have received the $200,000 advance in full from Victory. Ongoing royalties are payable quarterly. To date, no royalty payments have been made to Omniscent. On November 22, 2003 Victory launched the Cara Mia product line in Puerto Rico. Victory no longer distributes this brand and the agreement has been terminated.

Effective May 21, 2003 the Company also entered into an assignment agreement with Omniscent, where it acquired the licensing rights of the Phantom Fragrances brand licensed to Moar International. Under the terms of the licensing agreement a royalty fee of 5% on net sales of the brand is payable to us by Moar International. Under the assignment agreement 1.5% from the 5% will revert to Omniscent leaving the Company with a net of 3.5% of all royalties collected from this licensing assignment. The two companies have agreed not to pursue this agreement.

On June 10, 2003 ECMV and Perfumania.com ("Perfumania") signed an agreement effective as of March 1, 2003, in which Perfumania.com extinguished the receivable due from the Company, various assets and liabilities were transferred between Perfumania.com and the Company and the operations of Perfumania.com were transitioned back to ECMV by the Company.

In March of 2004, the Company secured a licensing agreement from Major League Baseball Properties to manufacture personal care products under the Major League Baseball ("MLB") brand. The license period runs through December 31, 2006 and calls for payments to MLB of $135,000 over the life of the license. A $10,000 payment was made in July 2004 on behalf of the Company. The Company has been unable to raise funds to develop these agreements. No revenues have been earned nor have we begun to fulfill our obligations under this agreement. We are currently negotiating the viability of assigning this agreement to release the Company from the obligations under this agreement. The agreement is in full force.

In June of 2004, the Company secured a licensing agreement from Gund, Inc. to manufacture personal care products under the Gund brand. The license period runs through April 30, 2009 and calls for payments of $295,000 over the life of the contract. The initial $25,000 payment was made on behalf of the Company when the agreement was signed and is included in other current assets. The next payment of $25,000 was due in August 2005. The Company has been unable to raise funds to develop these agreements. No revenues have been earned nor have we begun to fulfill our obligations under this agreement. We are currently negotiating the viability of assigning this agreement to release the Company from the obligations under this agreement. The agreement is in full force.

The Company has engaged in one drop ship transaction. Revenue of $101,231 and related costs of $72,493 were incurred in connection with the transaction. No further revenues are expected to be earned in transactions of this type.

The Company only distributes its product lines via licensed wholesale distributors that service specialty retail stores across the United States and to worldwide importers and exclusive distributors. The Company does not directly manufacture any product or take positions in inventory.


We continue to seek other licensing opportunities together with an equity investment.

EMPLOYEES

As of June 30, 2004, we had 3 employees/independent contractors, represented by Lucien Lallouz, our Chief Executive Officer, Donald Moore, our Vice President / General Counsel and Timothy Hart, our Chief Financial Officer. We have never had a work stoppage and no employees are represented under collective bargaining agreements. We consider our relations with our employees to be good.

OUR CORPORATE HISTORY

Taylor Madison Corp. was incorporated in Florida in June 1999. The Company's articles of incorporation authorize the issuance of up to 50,000,000 shares of common stock, par value, $.001. The Company is also authorized to issue up to 10,000,000 shares of preferred stock, par value $.001, and its board of directors has the authority to fix the dividend, liquidation, conversion, redemption and other rights and preferences of such preferred shares without any vote or approval of the Company's stockholders.

Our principal executive offices are located at 2875 Northeast 191st Street, PH2, Aventura, Florida 33180. Our telephone number is (305) 692-3732.

RECENT  EVENTS

The Company entered into an agreement in September 2004 which requires the Company to pay $5,000,000 to license a major brand for the Western Hemisphere for various products. The parties have agreed that the Company must pay the $5,000,000 by November 15, 2004 in order for the agreement to be in full force and effect. In addition, the parties agreed that the licensor would be granted options to purchase 5,000,000 shares of the Company's common stock at $1.00 per share. The Company has no commitment for the $5,000,000 necessary for the agreement to be implemented and no assurance can be provided that the Company will successfully raise such capital. Pursuant to this agreement, the Company is required to pay royalties of 35% of its net sales and an advertising amount equal to 50% of any amounts that it receives from sub-licensees. In the event that the Company renews the agreement in 2014 and 2024, it will be required to pay $9,000,000 and $10,000,000, respectively.

ITEM  2.     DESCRIPTION  OF  PROPERTY

The Company has no property. Our principal executive offices are located at 2875 Northeast 191st Street, PH2, Aventura, Florida 33180 and our monthly rent is currently approximately $1,700 per month and increases over the life of the lease. The lease expires in June 2007.

ITEM  3.     LEGAL  PROCEEDINGS

From  time  to  time,  the  Company  is involved in general business litigation.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

On March 31, 2004 the Company held its annual shareholder meeting. The following matters have been proposed and voted upon;

It was resolved and approved that the proposal to change the Company's name to Taylor Madison Corp. was approved. (6,472,241 votes for, 2,720 votes against and 1,100 votes abstain)

It was resolved and approved that the engagement of DeMeo Young McGrath as the company's independent auditors. (6,475,141 votes for, 20 votes against and 900 votes abstain)

It was resolved and approved that Donald P. Moore Esq., be appointed to the company's board of directors until March 2007(6,472,841 votes for, 3,220 votes against and 0 votes abstain). On October 6, 2004, Mr. Moore resigned.

                                    PART II.

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock is traded on the "pink sheets" under the symbol TMDN. Our common stock was traded on the AMEX under the symbol NMC through June 2004. The following table sets forth the high and low closing sales prices for our Common Stock for the periods indicated, as reported by the applicable exchange.


CALENDAR YEAR 2004                HIGH    LOW
--------------------------------  -----  -----
January 1, 2004 - March 31, 2004  $0.10  $0.04
April 1, 2004 - June 30, 2004     $0.10  $0.04

CALENDAR YEAR 2003                HIGH   LOW
--------------------------------  -----  -----

First Quarter                     $0.32  $0.16
Second Quarter                    $0.32  $0.07
Third Quarter                     $0.10  $0.07
Fourth Quarter                    $0.10  $0.07

CALENDAR YEAR 2002                HIGH   LOW
--------------------------------  -----  -----

First Quarter                     $1.80  $1.10
Second Quarter                    $1.45  $0.35
Third Quarter                     $0.40  $0.11
Fourth Quarter                    $0.35  $0.10


HOLDERS

As of June 30, 2004, there were approximately 50 holders of record, and we believe we have in excess of 400 holders of common stock held in street name. The closing sales price for the Common Stock on June 30, 2004 was $0.065 per share.

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

RECENT  SALES  OF  UNREGISTERED  SECURITIES

On July 2, 2003 the Company issued an aggregate of 250,000 shares of common stock to two law firms in consideration for legal services performed for the Company and future services to be performed for the Company. The shares were valued at $.14 per share, equal to the closing bid price of the common stock of the Company on the date of grant. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The securities contain the appropriate legend restricting their transferability absent registration or applicable exemption. The shareholders had access to current information on the Company and had the ability to ask questions about the Company.

On April 1, 2003, the Company issued options for 371,000 shares of common stock to Michael Wellikoff in consideration for services performed for the Company. The option price for the shares was $.08 per share. The shares were trading at $.07 per share at grant date. Mr. Wellikoff exercised the options during the three months ended March 31, 2004. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The securities contain the appropriate legend restricting their transferability absent registration or applicable exemption. Mr. Wellikoff had access to current information on the Company and had the ability to ask questions about the Company.

On May 22, 2003 the Company issued options for 371,000 shares of common stock to Lucien Lallouz in consideration for services performed for the Company effective April 1, 2003, the option price for the shares was $.08 per share. The shares were trading at $.07 per share at grant date. Mr. Lallouz exercised the options during the three months ended March 31, 2004. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The securities contain the appropriate legend restricting their transferability absent registration or applicable exemption. Mr. Lallouz had access to current information on the Company and had the ability to ask questions about the Company.

On May 22, 2003 the Company issued options for 371,000 shares of common stock to Jack A. Smith in consideration for services performed for the Company effective April 1, 2003, the option price for the shares was $.28 per share. The shares were trading at $.07 per share at grant date. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The securities contain the appropriate legend restricting their transferability absent registration or applicable exemption. Mr. Smith had access to current information on the Company and had the ability to ask questions about the Company.

On December 30, 2003, the Company issued options for 330,000 shares of common stock to Marcos Lencovski in consideration for services performed for the Company. The option price for the shares was $.127 per share. The shares were trading at $.11 per share at grant date. Mr. Lencovski exercised the options during the three months ended March 31, 2004. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The securities contain the appropriate legend restricting their transferability absent registration or applicable exemption. Mr. Lencovski had access to current information on the Company and had the ability to ask questions about the Company.

On January 1, 2004 , the Company issued 50,000 shares of common stock to Manny Mouriz and 50,000 shares of common stock to Zoe Bartels as compensation for advertising work performed on behalf of the Company. These services were valued at $16,000 (the prevailing market price of the stock at the time). The securities were issued pursuant to the exemption from registration provided by
Section 4(2) of the Securities Act. The securities contain the appropriate legend restricting their transferability absent registration or applicable exemption. Mr. Mouriz and Mr. Bartels had access to current information on the Company and had the ability to ask questions about the Company.

During March 2004, the Company entered into a three-year agreement with Donald Moore, under which Mr. Moore shall act as vice president and general counsel for the Company. On March 31, 2004, the Company issued options for 375,000 shares of common stock to Mr. Moore. The option price for the shares was $.215 per share. The shares were trading at $.23 per share at grant date. These options were issued as an inducement for Mr. Moore to join the Board of the Company and have not been exercised. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The securities contain the appropriate legend restricting their transferability absent registration or applicable exemption. Mr. Moore had access to current information on the Company and had the ability to ask questions about the Company.

During March 2004, the Company entered into a three year agreement with Timothy Hart, under which Mr. Hart shall act as Chief Financial Officer for the Company. On March 31, 2004, the Company issued options for 300,000 shares of common stock to Mr. Hart. The option price for the shares was $.215 per share. The shares were trading at $.23 per share at grant date. These options were issued as an inducement for Mr. Hart to join the management of the Company and have not been exercised. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The securities contain the appropriate legend restricting their transferability absent registration or applicable exemption. Mr. Hart had access to current information on the Company and had the ability to ask questions about the Company.

From July through October, Lucien Lallouz purchased $60,000 of our securities at $.05 per share for 1,200,000 shares, which shares have not been issued as of the date of this report. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The securities contain the appropriate legend restricting their transferability absent registration or applicable exemption. Mr. Lallouz had access to current information on the Company and had the ability to ask questions about the Company.

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

COMPARISON OF JUNE 30, 2004 AND JUNE 30, 2003

OVERVIEW. As discussed above, we have changed our business strategy and discontinued prior operations. Results of operations for the year ended June 30, 2004 compared to the six-month transition period ended June 30, 2003 differ significantly due to this change. As such, any comparison of these periods is meaningless.

RECENT EVENTS. The Company entered into an agreement in September 2004 which requires the Company to pay $5,000,000 to license a major brand for the Western Hemisphere for various products. The parties have agreed that the Company must pay the $5,000,000 by November 15, 2004 in order for the agreement to be in full force and effect. In addition, the parties agreed that the licensor would be granted options to purchase 5,000,000 shares of the Company's common stock at $1.00 per share. The Company has no commitment for the $5,000,000 necessary for the agreement to be implemented and no assurance can be provided that the Company will successfully raise such capital. Pursuant to this agreement, the Company is required to pay royalties of 35% of its net sales and an advertising amount equal to 50% of any amounts that it receives from sub-licensees. In the event that the Company renews the agreement in 2014 and 2024, it will be required to pay $9,000,000 and $10,000,000, respectively.

REVENUES. Overall net revenues for the year ended June 30, 2004 were $277,098. These revenues consisted of licensing fees earned in connection with the Victory International LLC agreement and the sale of $101,600 in Phantom Fragrances brand perfume products. There was a related cost of $72,493 associated with the sale of the perfume. Revenues for the six-month transition period ended June 30, 2003 were $100,000 relating exclusively to royalty payments under our licensing of the Cara Mia product line.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consisted of payroll and related expenses for executive, accounting and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses for the year ended June 30, 2004 were $664,463. General and administrative expenses for the six-month transition period ended June 30, 2003 were $184,491. The increase in the level of general and administrative expenses was due to the increase in administrative and executive personnel associated with the change of our business. We anticipate that as our new business operations develop, our general and administrative expenses will continue to increase.

ROYALTY EXPENSES. Royalty expense consists exclusively of royalties paid to Omniscent Corp. pursuant to our current licensing arrangement. Royalty expenses for the year ended June 30, 2004 were $30,000. Royalty expense for the six-month transition period ended June 30, 2003 was $30,000. Our royalty expense will proportionally increase or decrease depending on future revenues derived under the Omniscent Corp. licensing arrangement. This agreement is currently inactive and we expect no further revenue or expense in the future.

NET INCOME (LOSS). The net loss totaled approximately $486,527 for the year ended June 30, 2004 as compared to net income of approximately $1,437,477 for the six month transition period ended June 30, 2003. The net income for the 2003 transition period is due to the extinguishment of certain debt resulting from the P.com Return in the amount of $1,549,904.

LIQUIDITY  AND  CAPITAL  RESOURCES

Our principal capital requirements during the next 12 months will be to fund the operations of our future business plan. We have had negative cash flows since inception, resulting primarily from our wholly owned subsidiary, TTA. Our working capital has been provided primarily by the proceeds from private placements and loans from affiliates.

Cash and cash equivalents at June 30, 2004 was $2,759. Our working capital (deficit) totaled ($635,026) at June 30, 2004. Accounts receivable at June 30, 2004 was $0. Prepaid expense at June 30, 2004 was $70,300. Accounts payable and accrued expense at June 30, 2004 was $518,800. Deferred revenue at June 30, 2004 was $0.

Cash flows from financing activities for the year ended June 30, 2004 were $316,360, which was $151,360 in proceeds from the stock sale and $165,000 in loans from Omniscent. Omniscent Corp. loaned our company $165,000, which is an interest free loan due on demand. The Company also sold Omniscent Corp., 305,610 shares of the common stock of the Company for $50,000 at $.16 per share, which was approximately 115% of the closing trading price of the Company's unrestricted common stock on September 1, 2003.

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

The  Company  is seeking to raise $6.5 million to further its business strategy.
The Company has a commitment from Lucien Lallouz, its Chief Executive Officer, to purchase up to $200,000 of our common stock at $.05 per share. As of the date of this report, Mr. Lallouz has invested $60,000, for which no shares have been issued to date. Other than Mr. Lucien's subscription, the Company has no commitments from officers, directors or affiliates to provide funding. The failure of the Company to obtain adequate additional financing may require the Company to delay, curtail or scale back some or all of its operations, sales, and marketing efforts. Any additional financing may involve dilution to the Company's then-existing shareholders. The Company may also seek to enter into a merger or acquisition.


RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect the application of FASB Interpretation No. 46 to have a material effect on its condensed financial statements

On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS
133. The new guidance amends SFAS 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133, (b) in connection with other Board projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of "underlying" and the characteristics of a derivative that contains financing components. The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The Company does not expect the application of SFAS 149 to have a material effect on its condensed financial statements.

RISK FACTORS

Risks Relating to Our Business

We have a present need for capital in addition to a $200,000 commitment from our chief executive officer.

It is imperative that we raise at least $5 million of financing during the next twelve (12) months in order to enter into a license agreement, to fully implement our business plan and to continue with our current operations, which is in addition to a $200,000 commitment from Lucien Lallouz, our chief executive officer. Mr. Lallouz agreed to purchase $200,000 of our common stock at $0.05 per share. As of the filing of this report, Mr. Lallouz has purchased 1,200,000 shares in exchange for $60,000 (or $0.05 per share) which shares have not been issued. The Company does not have any other commitments or identified sources of additional capital from third parties or from the Company's other officers or directors. There is no assurance that additional financing will be available on favorable terms, if at all. If additional financing is available, it may involve issuing securities senior to our common stock or equity financings which cause dilution to our existing stockholders. If the Company is unable to raise additional financing, it would have a materially adverse effect upon the Company's ability to fully implement its business plan or to continue with its current operations.

Our auditors have expressed an opinion that there is substantial doubt about our ability to continue as a going concern.

In its report dated October 8, 2004, De Meo, Young McGrath expressed an opinion that there is substantial doubt about our ability to continue as a going concern primarily because of our dependence on outside financing, lack of sufficient working capital, recurring losses from operations and discontinued operations. We have incurred net losses since inception in the amount of approximately $11.8 million and, as of June 30, 2004, had a deficiency in working capital of approximately $635,000. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from our inability to continue as a going concern. Our continuation as a going concern is dependent upon future events, including obtaining at least $5 million financing (discussed above) to support the Company's cost structure and business plans. If we are unable to continue as a going concern, you will lose your entire investment.

We heavily depend on Lucien Lallouz and Timothy Hart.

The success of the Company heavily depends upon the personal efforts and abilities of Lucien Lallouz, a director of the Company and the Company's
President and Chief Executive Officer, as well as Timothy Hart, the Company's Chief Financial Officer. The Company has entered into employment agreements with Mr. Lallouz and Mr. Hart. Mr. Lallouz and Mr. Hart may voluntarily terminate their services at any time. The loss of Mr. Lallouz and Mr. Hart or other key employees could have a material adverse effect on our business, results of operations or financial condition. In addition, the absence of Mr. Lallouz and Mr. Hart would force us to seek a replacement who may have less experience or who may not understand our business as well, or we may not be able to find a suitable replacement.

Our ability to operate successfully and to expand our business operations depends on our ability to attract and retain highly qualified personnel, particularly in the area of sales and marketing, IT, management and finance.

The Company has three (3) employees, two of which are Lucien Lallouz and Timothy Hart (discussed above). The Company's ability to operate successfully and to expand its business operations depends upon its ability to attract, retain and motivate other qualified personnel, particularly in the area of sales and marketing, IT, management and finance. The Company faces competition for such personnel. The Company has implemented a stock option plan to attract, maintain and motivate employees. The Company cannot be certain that it will be able to attract, retain and motivate such personnel. The Company's inability to hire, retain and motivate additional qualified personnel would have a material adverse effect on the Company's business, results of operations and financial condition.

Risks Relating to Our Common Stock

The market price of our common stock historically has been volatile.

The market price of our common stock historically has fluctuated significantly based on, but not limited to, such factors as: general stock market trends, announcements of developments related to our business, actual or anticipated variations in our operating results, our ability or inability to generate new revenues, conditions and trends in our industry and in the industries in which our customers are engaged.

Our common stock is traded on the Pink Sheets. In recent years the stock market in general has experienced extreme price fluctuations that have oftentimes have been unrelated to the operating performance of the affected companies. Similarly, the market price of our common stock may fluctuate significantly based upon factors unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.

Our common stock is subject to the "Penny Stock" rules of the Securities and Exchange Commission which limits the trading market in our common stock, makes transactions in our common stock cumbersome and may reduce the value of an investment in our common stock.

Our common stock is considered a "penny stock" as defined in Rule 3a51-1 promulgated by the Securities and Exchange Commission (the "Commission" or the "SEC") under the Exchange Act. In general, a security which is not quoted on NASDAQ or has a market price of less than $5 per share where the issuer does not have in excess of $2,000,000 in net tangible assets (none of which conditions the Company meets) is considered a penny stock. The Commission's Rule 15g-9 regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus, the rules affect the ability of broker-dealers to sell our common stock should they wish to do so because of the adverse effect that the rules have upon liquidity of penny stocks. Unless the transaction is exempt under the rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the penny stock rules the market liquidity for our common stock may be adversely affected by limiting the ability of broker-dealers to sell our common stock and the ability of purchasers to resell our common stock.

In addition, various state securities laws impose restrictions on transferring "penny stocks" and as a result, investors in our common stock may have their ability to sell their shares of the common stock impaired.

The Company has not paid any cash dividends.

The  Company has not paid cash dividends on its common stock during the last two
(2) fiscal years and it is not anticipated that any cash dividends will be paid to holders of the Company"s common stock in the foreseeable future. While the Company's dividend policy will be based on the operating results and capital needs of the business, it is anticipated that any earnings will be retained to finance the future expansion of the Company.

ITEM  7.  FINANCIAL  STATEMENTS

TAYLOR  MADISON  CORP.  AND  SUBSIDIARIES
INDEX  TO  CONSOLIDATED  FINANCIAL  STATEMENTS.

                                                                            PAGE

Independent  Auditors'  Report                                                12

Consolidated  Balance  Sheets  as  of  June  30, 2004                         13

Consolidated  Statements  of  Operations  for  the  Year  ended
June  30,  2004 and the Six months ended June 30, 2003                        14

Consolidated  Statements  of  Changes  in  Shareholders' (Deficiency)
Equity for the Years ended June 30, 2004 and the Six months ended
June 30, 2003                                                                 15

Consolidated  Statements  of  Cash  Flows  for  the  Years
ended  June 30, 2004 and  the  Six  months  ended  June  30,  2003            16

                          INDEPENDENT AUDITOR'S REPORT



To  the  Board  of  Directors  of
Taylor  Madison  Corp.

We have audited the accompanying consolidated balance sheet of Taylor Madison Corp. and subsidiaries (the "Company") as of June 30, 2004, and the related consolidated statements of operations, changes in shareholders' (deficiency) equity and cash flows for the year ended June 30, 2004 and the six months ended June 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2004 and 2003 and the results of their operations and their cash flows for the years then ended, in conformity with US generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note [2] to the consolidated financial statements, the Company's dependence on outside financing, lack of sufficient working capital, recurring losses from operations and the discontinued operations raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note [2]. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



/s/ De  Meo,  Young  McGrath

Fort  Lauderdale,  Florida
October  8,  2004


                         Taylor Madison Corp. and Subsidiaries
                              Consolidated Balance Sheets


                                                                       June 30,
                                                                         2004
                                                                ----------------------
                                     ASSETS
Current assets:
Cash and cash equivalents                                       $               2,759
Shareholder receivable                                                          4,835
Prepaid expenses and other current assets                                      70,300
                                                                ----------------------

Total current assets                                                           77,894
                                                                ----------------------

Total assets                                                                  77,894
                                                                ======================


                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Accounts payable                                                $             132,850
Accrued payroll and other expenses                                            385,950
Income tax payable                                                             29,120
Loan payable - related party                                                  165,000
                                                                ----------------------

Total current liabilities                                                     712,920
                                                                ----------------------

Commitments and Contingencies

Shareholders' equity (deficiency):
Preferred shares, $0.001 par value, 10 million shares
authorized, no shares issued and outstanding                                        -
Common shares, $0.001 par value, 50 million shares authorized
8,860,889 shares issued and oustanding respectively                             8,861
Additional paid-in capital                                                 11,138,734
Accumulated deficit                                                       (11,782,621)
                                                                ----------------------
Total shareholders' equity (deficiency)                                      (635,026)
                                                                ----------------------

Total liabilities and shareholders' equity (deficiency)                       77,894
                                                                ======================



              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                   Taylor Madison Corp. and Subsidiaries
                                    Consolidated Statement of Operations


                                                                      For the year ended  For the six months ended
                                                                            June 30,            June 30,
                                                                             2004                 2003
                                                                       -----------------  -----------------
Net royalty revenues                                                   $         25,867   $        100,000
Licensing fees                                                                  150,000                  -
Sales of products                                                               101,231                  -
                                                                       -----------------  -----------------

Total revenues                                                                  277,098            100,000

Cost of sales                                                                    72,493                  -
                                                                       -----------------  -----------------

Gross margin                                                                    204,605            100,000
                                                                       -----------------  -----------------


Operating expenses:
  General and administrative expenses                                           664,463            184,491
  Royalties                                                                      30,000             30,000
                                                                       -----------------  -----------------

Total operating expenses                                                        694,463            214,491
                                                                       -----------------  -----------------

Net loss from operations                                                       (489,858)          (114,491)

Other income/(expense):
  Other income/(expense)                                                          3,331              2,064
                                                                       -----------------  -----------------

Net loss from continuing operations                                            (486,527)          (112,427)

Discontinued Operations:
  Gain (Loss) from discontinued operations                                            -          1,549,904
                                                                       -----------------  -----------------

Net gain (loss)                                                        $       (486,527)  $      1,437,477
                                                                       =================  =================

Basic and diluted loss per common share from continuing operations                (0.06)             (0.02)

Basic and diluted loss per common share from discontinued operations                  -               0.21
                                                                       -----------------  -----------------

Basic and diluted loss per common share                                $          (0.06)  $           0.19
                                                                       =================  =================

Weighted average number of common
shares outstanding                                                            8,266,047          7,438,889
                                                                       =================  =================


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                          Taylor Madison Corp. and Subsidiaries
                     Consolidated Statement of Stockholders' Equity


                               Common shares    Additional
                            ------------------    Paid-in    Accumulated
                             Shares    Amount     Capital       Deficit        Total
                            ---------  -------  -----------  -------------  ------------
Balance at January 1, 2003  7,438,889  $ 7,439  $10,988,796  $(12,733,571)  $(1,737,336)

Net income                          -        -            -     1,437,477     1,437,477
                            ---------  -------  -----------  -------------  ------------

Balance June 30, 2003       7,438,889    7,439   10,988,796   (11,296,094)     (299,859)

Stock issued for services     250,000      250       49,750             -        50,000

Common stock issued         1,172,000    1,172      100,188             -       101,360

Net loss                            -        -            -      (486,527)     (486,527)
                            ---------  -------  -----------  -------------  ------------

Balance June 30, 2004       8,860,889  $ 8,861  $11,138,734  $(11,782,621)  $  (635,026)
                            =========  =======  ===========  =============  ============




              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                        Taylor Madison Corp. and Subsidiaries
                                        Consolidated Statements of Cash Flows



                                                         For the year ended    For the six months ended
                                                               June 30,                June 30,
                                                                 2004                   2003
                                                            --------------       ----------------
Cash flows from operating activities:
  Net loss                                                 $     (486,527)       $     1,437,477
  Adjustments to reconcile net loss to net cash
  used in operating activities:
Loss on exchange of assets and liabilities                              -                920,393
Gain on extinguishment of debt                                          -             (2,506,110)
  Change in operating assets and liabilities:
    Accounts receivable                                           150,000               (100,546)
    Shareholder receivables                                        15,288                 35,298
    Inventory                                                           -                121,236
    Prepaid expenses and other current assets                     (63,000)                55,202
    Other assets                                                        -                  6,854
    Accounts payable                                             (144,568)              (430,734)
    Accrued expenses                                              285,732               (130,021)
    Income tax payable                                             29,120                      -
    Deferred revenue                                             (100,000)                90,897
                                                            --------------       ----------------
      Net cash (used in) provided by operating activities        (313,955)              (500,054)
                                                            --------------       ----------------

Cash flows from financing activities:
  Proceeds from issuance of stock                                 151,360                      -
  Loans                                                           165,000                      -
                                                            --------------       ----------------
      Net cash provided by financing activities                   316,360                      -
                                                            --------------       ----------------

Net increase in cash and cash equivalents                           2,405               (500,054)

Cash and cash equivalents at beginning of period                      354                500,408
                                                            --------------       ----------------
Cash and cash equivalents at end of period                           2,759                   354
                                                            ===============      ================

During the six months ended June 30, 2003 a loan payable and acounts payable totaling $2,506,110 were extinquished in a non cash transaction.



              The accompanying notes are an integral part of these
                       consolidated financial statements.

TAYLOR  MADISON  CORP.  AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

NOTE  1.  NATURE  OF  OPERATIONS  AND  DISCONTINUED  OPERATIONS:

Currently the Company is implementing its plan and changing its focus to the development and wholesale distribution of fragrances, skincare products and other products both proprietary and under license. This new focus capitalizes on current management's expertise. The Company acquired licensing rights to certain brands that enabled the Company to enter into sub-licensing and distribution agreements that have generated income for the Company.

At the Company's annual shareholders meeting it was resolved and approved to change the Company's name from Nimbus Group, Inc. to Taylor Madison Corp.

Prior to September 26, 2001, Take to Auction.com, Inc. ("TTA") sold fragrance products online through multiple distribution channels,. On September 26, 2001, TTA, Taylor Madison Corp. (formerly Nimbus Group Inc.), a Florida corporation and wholly-owned subsidiary of TTA ("Taylor Madison"), and TTA Solutions, Inc., a Florida corporation and wholly-owned subsidiary of Taylor Madison ("TTA Solutions"), entered into an Agreement and Plan of Merger (the "Merger
Agreement"). Additionally, another wholly-owned subsidiary of Taylor Madison, Nimbus Jets, Inc., ("Nimbus Jets") was formed. As a result of the Merger, Taylor Madison (the "Company") became the parent Company of the two wholly-owned subsidiaries, TTA and Nimbus Jets . All revenues generated in fiscal 2002 and prior related solely to TTA. Nimbus Jets and TTA were dormant during the year ended June 30, 2004. All revenues were generated by the parent company Taylor Madison.

During January 2002, the Company's Board adopted a formal plan of disposal of TTA, in connection with an overall strategic program designed to focus the Company's resources on Nimbus Jets and the development of a national air taxi service.

On February 19, 2003, Watch Junction, Inc. ("Watch") purchased the technology and certain assets of Take to Auction (the "Technology Sale"). Watch Junction is owned 100% by the former President of TTA Mr. Albert Friedman. On February 19, 2003 Mr. Friedman made a cash payment in the amount of $50,000 and returned 305,610 shares of our common stock back to us for the purchase of the technology and assets.

TTA operated the Perfumania.com retail storefront prior to January 2003, which offered over 2,000 fragrance and fragrance-related products, including bath and aromatherapy products. As of December 31, 2002, we owed Perfumania.com approximately $2.1 million relating primarily to inventory purchased pursuant to a license agreement (the "License Agreement"). On January 28, 2003, we received a letter from E Com Ventures, Inc. ("ECMV"), the parent of Perfumania.com, indicating we were in default of our Website Operations Services Agreement (the "Agreement") for non-payment of amounts due of approximately $1.9 million to Perfumania.com in connection with the Agreement. To settle the breach of contract claim, we agreed to terminate the Agreement in exchange for a release of the outstanding obligations owed to Perfumania.com. On February 28, 2003, the Company completed the process of returning the operations of Perfumania.com.

The Company is implementing its plan for the development of fragrances, skincare products and other products, both proprietary and under license. This focus capitalizes on current management's expertise. The Company acquired licensing rights to certain brands that enabled the Company to enter into sub-licensing and distribution agreements that has generated income for the Company.

Cara Mia was the first brand the Company acquired the licensing rights from Omniscient Corp. that began distribution through a licensing agreement with Victory International (USA) LLC. Cara Mia Skincare initially launched in Puerto Rico with four products created specifically as skincare solutions. The Company earned $150,000 during the year ended June 30, 2004 in connection with this agreement. Victory no longer distributes this brand and the agreement has been terminated.

The Company has recently secured a licensing agreement from Major League Baseball Properties to manufacture personal care products under the MLB brand. The license period runs through December 31, 2006 and calls for payments to MLB of $135,000 over the life of the license. A $10,000 payment was made in July 2004. The Company has been unable to raise funds to develop these agreements. No revenues have been earned nor have we begun to fulfill our obligations under this agreement. We are currently negotiating the viability of assigning this agreement to release the Company from the obligations under this agreement.

The Company has recently secured a licensing agreement from Gund, Inc. to manufacture personal care products under the Gund brand. The license period runs through April 30, 2009 and calls for payments of $295,000 over the life of the contract. The initial $25,000 payment was made when the agreement was signed and is included in other current assets. The next payment of $25,000 was due in August 2005. The Company has been unable to raise funds to develop these agreements. No revenues have been earned nor have we begun to fulfill our obligations under this agreement. We are currently negotiating the viability of assigning this agreement to release the Company from the obligations under this agreement.

The Company has engaged in one drop ship transaction. Revenue of $101,231 and related costs of $72,493 were incurred in connection with the transaction. No further revenues are expected to be earned in transactions of this type.

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


NOTE  2.  SIGNIFICANT  ACCOUNTING  POLICIES:

Significant accounting policies and practices used by the Company in the preparation of the accompanying consolidated financial statements are as follows:

BASIS  OF  PRESENTATION

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company has incurred net losses since inception in the amount of approximately $11.8 million and has a deficiency in working capital of approximately $635,000 at June 30, 2004. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's continuation as a going concern is dependent upon future events, including obtaining financing adequate to support the Company's cost structure and business plans.

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

REVENUE  RECOGNITION

Revenues are recognized ratably over the term of the agreement as earned. When physical inventory is sold via drop ship, revenue is recorded upon delivery and acceptance of the goods to the customer. The Company is no longer engaging in drop ship sales.

SALES  AND  MARKETING  EXPENSES

Marketing and sales expenses, which consist primarily of advertising and promotional costs, are charged to operations as incurred.

INCOME  TAXES

The Company utilizes the asset and liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when it is more likely than not that some or all of the deferred tax assets will not be realized. At June 30, 2004 a 100% valuation allowance was made.

SIMPLE  IRA  PLAN

The Company sponsored the Nimbus Group, Inc. SIMPLE IRA Plan (the "Plan"), a defined contribution plan provided pursuant to the requirements of the Internal Revenue Code of 1986, as amended. All employees were eligible to participate in the Plan as of the first day of any month. Participants made pre-tax contributions to the Plan subject to a statutorily prescribed annual limit. The Company was required to make matching contributions, not to exceed 3% of a participant's annual compensation, to the Plan. Each participant was fully vested in their account, including the participant's contributions, the Company's matching contribution and the investment earnings thereon. Contributions by the participants or by the Company to the Plan, and the income earned on such contributions, are generally not taxable to the participants until withdrawn. Contributions by the Company are generally deductible by the Company when made. The participant's and the Company's contributions are held in an IRA. The Company had accrued a matching contribution to the Plan at December 31, 2002 of approximately $28,000. At June 30, 2004 the Company owed the Plan $28,000.

STOCK  OPTIONS

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. We intend to continue to account for stock-based compensation based on the provisions of APB Opinion No. 25. SFAS 148's amendment of the transition and annual disclosure provisions of SFAS 123 are effective for fiscal years ending after December 15, 2002, and the disclosure requirements for interim financial statements are effective for interim periods beginning after December 15, 2002. We have adopted the disclosure provisions of SFAS 148 beginning in the quarter ending March 31, 2003.


                                                                  2004               2003
                                                              ------------      -------------
Net income (loss), as reported                                $  (486,527)       $  1,437,477
Stock-based employee compensation expense determined
  under fair-value based method, net of related tax effects       (44,000)           (71, 732)
                                                              ------------      -------------

Pro forma net income (loss)                                      (530,527)       $  1,365,745
                                                              =============     =============

Earnings per share:
-------------------
  Basic - as reported                                         $     (0.06)       $      0.19
  Basic - pro forma                                           $     (0.06)       $      0.18

  Diluted - as reported                                       $     (0.06)       $      0.18
  Diluted - pro forma                                         $     (0.06)       $      0.19

RECENT  ACCOUNTING  PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect the application of FASB Interpretation No. 46 to have a material effect on its condensed financial statements

On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS
133. The new guidance amends SFAS 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133, (b) in connection with other Board projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of "underlying" and the characteristics of a derivative that contains financing components. The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The Company does not expect the application of SFAS 149 to have a material effect on its condensed financial statements

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in certain circumstances). Many of these instruments were previously classified as equity. Although some of the provisions of this statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements", the remainder are consistent with FASB's intention to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the application of SFAS 150 to have a material effect on its condensed financial statements.

NOTE  3.  INCOME  TAXES:

The primary components of temporary differences, which give rise to the Company's net deferred tax assets at June 30, 2004 and 2003 respectively, are as follows:


                                      June 30,
                                       2004
                                   ------------
Deferred tax assets:
Net operating loss carry forwards  $ 4,420,720
Valuation allowance                 (4,420,720)
                                   ------------

                                   $         -
                                   ============


The Company provides a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.


                                                   2004        2003
                                                ----------  ----------
Benefit (provision) at Federal statutory rates  $ 146,000   $(488,742)
State income taxes, net of Federal benefit         24,000     (52,180)
                                                ----------  ----------
                                                  170,000    (540,922)
Valuation allowance                              (170,000)     40,922
                                                ----------  ----------

                                                $       -   $       -
                                                ==========  ==========


The Company has federal and state net operating loss carry forwards of approximately $11.8 million at June 30, 2004, both of which will begin to expire in the year 2019.

NOTE  4.  RELATED  PARTY  TRANSACTIONS:

Omniscent Corp. loaned the Company $165,000, which is an interest free loan due on demand. The Company also sold Omniscent Corp., 305,610 shares of the common stock of the corporation for $50,000 at $.016 per share which is approximately 115% of the closing trading price of the Company's common stock on September 1, 2003.

As of December 31, 2002, we owed Perfumania.com approximately $2.1 million relating primarily to inventory purchased from the License Agreement. On January 28, 2003, we received a letter from ECMV stating that we were in default of the License Agreement for non-payment of amounts due and based on recent public filings that showed that we continue to report losses, have negative working capital and equity, ECMV was terminating the License Agreement. The Company is in the process of returning the operations of Perfumania.com back to ECMV. As part of the transition of the P.com return, ECMV assumed certain liabilities of TTA, relating to the operations of Perfumania.com. The debt was extinguished during the six month period ended June 30, 2003 and is reflected in the statement of operations through discontinued operations.

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

On May 19, 2003, the Company entered into an agreement with Omniscent Corp. to acquire certain rights to a portfolio of fragrance brands and Skincare line that include; The Cara Mia Swiss Formulated Skincare line. The Cara Mia line initially debuted with four products created specifically to repair and rejuvenate the user's skin. The purchase price for the development and licensing rights is for up to 2,500,000 shares of preferred convertible stock or a cash payment of $500,000 at the Company's option, for the design and development rights and 30% of all revenues and or sub-licensing fees. If issued, the preferred shares will be convertible into shares of common stock of our Company on a one to one basis at the option of the holder, but in no event may the preferred shares be converted into more than 19.9% of our issued and outstanding common stock. Sharon Lallouz is the principal shareholder of Omniscent Corp. and is also the spouse of the Company's Chief Executive. Mr. Lallouz was appointed Chief Executive Officer and director of the Company following the execution of the agreement. The Company has not closed on its transaction with Omniscent Corp. The two companies have agreed not to pursue this agreement. No revenues have been earned in connection with this agreement.

Effective May 21, 2003 the Company also entered into an assignment agreement with Omniscent, where it acquired the licensing rights of the Phantom Fragrances brand licensed to Moar International. Under the terms of the licensing agreement a royalty fee of 5% on net sales of the brand is payable to us by Moar International. Under the assignment agreement 1.5% from the 5% will revert to Omniscent leaving the Company with a net of 3.5% of all royalties collected from this licensing assignment. The two companies have agreed not to pursue this agreement. No revenues have been earned in connection with this agreement.

NOTE  5.  LEASE  AGREEMENT

On December 28,1999, the Company entered into a five year operating lease agreement for its corporate headquarters. The monthly rent payments under this lease were approximately $ 14,500 from the period January 1, 2000 to April 1, 2003. On April 1, 2003 the Company moved to another office building in Aventura, Florida and leased facilities at that office building at 2999 N.E. 191st Street for the period from April 1, 2003 to December 15, 2003 for initially $3,883 and then for $1,702 for suites 805 and PH2, respectively. The Company entered a new lease in the building next door on October 7, 2003. The space is approx. 650 SQF. with occupancy effective on December 14, 2003, The following is a schedule by year of the minimum future lease commitments:


       Fiscal  Year  Ended         Amount
       -------------------         -------
         June  30, 2005            $15,820
         June  30,  2006            16,479
         June  30,  2007             7,062
         Thereafter                     -
                                   --------
         Total  operating
         lease commitments         $39,361
                                   --------

NOTE  6.  STOCK  OPTION  PLAN:

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

The Company may, based on provision of the Company's Director Compensation Plan, grant on an annual basis 5,000 non-qualified stock options to each non-employee director nominee of the Company. The options allow such directors to purchase the common shares at the market value at the time the options are granted. These options have a term of seven years and vest on the date of grant.

The Amended Option Plan is administered by the Board of Directors of the Company (the "Board"). The Board is authorized to determine, among other things, the key employees to whom, and the time at which, options and other benefits are to be granted, the number of shares subject to each option, the applicable vesting schedule and the exercise price. The Board also determines the treatment to be afforded to a participant in the Amended Option Plan in the event of termination of employment for any reason, including death, disability or retirement. Under the Amended Option Plan, the maximum term of both incentive stock options and non-qualified stock options is seven years.

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

A summary of the status of the Company's Amended Option Plan as of June 30, 2004 is presented below.


                                                                                       Weighted
                                                                            Weighted   Average
                                         Grant Expiration  Strike           Average    Ex Price
Name                         Level       Date      Date    Price   Balance  Ex Price   per share
-------------------------  ----------  ---------  -------  ------  -------  ---------  ---------
Jack Smith                 Consultant    5/22/03  5/22/08  $ 0.28  371,000  $ 103,880
Donald Moore               Officer       3/31/04   4/1/08  $0.215  375,000  $  80,625
Timothy Hart               Officer       3/31/04   4/1/08  $0.215  300,000  $  64,500
                                                                   -------  ---------
                                                                 1,046,000    249,005  $ 0.24

Options approved in plan                                         4,442,857

Options available in plan                                        2,654,857


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

The fair value of each option granted under the Company's Amended Option Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2004 and 2003:


                                   2004    2003
                                 -------  -------
Expected volatility       .        N/A      N/A
Risk-free interest rate         .  N/A      N/A
Dividend yield                     N/A      N/A
Expected life . . . . . . . . . .  N/A      N/A


Had compensation cost for the Company's Stock Plans been determined based on the fair value at the grant dates for awards under the Stock Plans consistent with the method prescribed by SFAS 123, the Company's net loss and net loss per share (diluted) would have changed to the proforma amounts indicated below:


                                   2004        2003
                                ----------  ----------
Net income (loss) as reported   ($486,527)  $1,437,477
Proforma net income (loss)      ($628,527)  $1,348,437
Earning per share as reported      ($0.06)  $     0.18
Earning per share proforma         ($0.07)  $     .018


The effects of applying SFAS 123 in this proforma disclosure are not indicative of future amounts. The Company anticipates that additional awards will be granted in future years.

NOTE  7.  STOCKHOLDERS  EQUITY:

The Company's articles of incorporation authorize the issuance of up to 50,000,000 shares of common stock, par value, $.001. The Company is also authorized to issue up to 10,000,000 shares of preferred stock, par value $.001, and its board of directors has the authority to fix the dividend, liquidation, conversion, redemption and other rights and preferences of such preferred shares without any vote or approval of the Company's stockholders.

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

On January 1, 2004 , the Company issued 50,000 shares of common stock to Manny Mouriz and 50,000 shares of common stock to Zoe Bartels as compensation for advertising work performed on behalf of the Company. These services were valued at $16,000 (the prevailing market price of the stock at the time). The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shares contain the appropriate legend restricting their transferability absent registration or applicable exemption. Mr. Mouriz and Mr. Bartels had access to current information on the Company and had the ability to ask questions about the Company.

On January 22, 2004, Taylor Madison announced that it had entered into an Acquisition Term Sheet with Fragex, S.A., a privately held French corporation. In general, the Acquisition Term Sheet provides that the Company shall receive a 51% equity interest in Fragex in consideration of 1,115,000 shares of restricted common stock of the Company. However, 51% voting control of Fragex shall remain with its current shareholders. The Acquisition Term Sheet contains standard conditions to closing, including, but not limited to, satisfactory completion by the Company and Fragex of their due diligence, execution of definitive transaction documents, and any necessary regulatory approvals. Due to the delisting of the Company's stock on the AMEX, Fragex has decided not to pursue this agreement.

During March 2004, the Company entered into a three-year agreement with Donald Moore, under which Mr. Moore shall act as vice president and general counsel for the Company. On March 31, 2004, the Company issued options for 375,000 shares of common stock to Mr. Moore. The option price for the shares was $.215 per share. The shares were trading at $.23 per share at grant date. These options were issued as an inducement for Mr. Moore to join the Board of the Company and have not been exercised.

During March 2004, the Company entered into a three year agreement with Timothy Hart, under which Mr. Hart shall act as Chief Financial Officer for the Company. On March 31, 2004, the Company issued options for 300,000 shares of common stock to Mr. Hart. The option price for the shares was $.215 per share. The shares were trading at $.23 per share at grant date. These options were issued as an inducement for Mr. Hart to join the management of the Company and have not been exercised.


NOTE  8.  AMEX  DELISTING:

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

The Company appealed the Exchange determination and requested a hearing before a committee of the Exchange. The appeal was lost and the Company was subsequently delisted.

NOTE  9.  SUBSEQUENT  EVENTS:

On October 5, 2004, Mr. Miles Raper tendered his resignation as a board member. effective the same date. No replacement has been named to date.

On October 6, 2004, Mr. Don Moore tendered his resignation effective the same date. No replacement has been named to date.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective October 15, 2003, the Company dismissed Rachlin, Cohen & Hotlz, LLP ("RCH") as its principal independent accountant. RCH had served as the Company's principal independent accountant since August 6, 2003, the date on which the Company dismissed Berkovitz, Lago & Company, LLP ("Berkovitz"). Berkovitz audited the Company's financial statements for the fiscal year ended December 31, 2002. RCH did not audit the Company's financial statements or issue a report. De Meo, Young McGrath ("DYM") replaced RCH as the Company's principal independent accountant effective October 15, 2003. Effective November 12, 2003, the Company changed its fiscal year end from December 31 to June 30. DYM audited the Company's financial statements for the six-month transition period ended June 30, 2003.

There were no disagreements or events as described in Item 304(a)(1)(iv) of Regulation S-B in connection with the change in accountants from Berkovitz to RCH or from RCH to DYM.

ITEM  8A.     CONTROLS  AND  PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is 1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms; and 2) accumulated and communicated to him as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There were no significant changes in the Company's internal control over financial reporting during the fourth fiscal quarter that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM  8B.     OTHER  INFORMATION

On October 5, 2004, Mr. Miles Raper tendered his resignation as a board member. effective the same date. No replacement has been named to date.

On October 6, 2004, Mr. Don Moore tendered his resignation as a Director and as VP of Business Development effective the same date.

The Company was delisted from the American Stock Exchange and is currently traded on the Pink Sheets. The Company is taking steps to be listed on the OTC Bulletin Board.

                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding our current executive officers and directors:

NAME                       AGE      POSITION
----                       ---      --------
Lucien Lallouz             60     Chief Executive Officer and
                                  Class III Director
Dr. Michael Wellikoff      62     Former Chairman
Timothy Hart               44     Chief Financial Officer


DR. MICHAEL WELLIKOFF was appointed Chairman March 31, 2003. He had been engaged in private dental practice for 32 years with an emphasis on cosmetic restorative dentistry. Prior to his private practice, Dr. Wellikoff was a Captain in the United States Air Force having served with the 6550th USAF Hospital in support of Manned Space Flight Operations for Apollo flights VIII through XIII. Dr. Wellikoff holds a Bachelor of Science in Biology from the State University of New York at Binghamton and a Doctor of Dental Medicine from Tufts University. Dr. Wellikoff is a member of the American Dental Association and the Florida Dental Association. Mr. Michael B. Wellikoff tendered his resignation as Director of the Company effective October 8, 2004.

LUCIEN LALLOUZ, has been a Class III director since May 22, 2003 and was named president and interim Chief Executive Officer on May 22, 2003, effective April 1, 2003. Mr. Lallouz previously served as the Company's Sr. Vice President from June 1999 to June 2001. From June 2001 to April 2003, Mr. Lallouz was Sr. Vice President of Business Development for ECOMV, the parent Company of Perfumania.com. He has been involved in the fragrance and cosmetics industry for more than 30 years. He has created consumer products for major brands worldwide. From 1988 to 1992 he served as President and CEO of Creative Fragrances, Inc., a Canadian Company that created and marketed worldwide celebrity fragrances.

TIMOTHY HART, CPA, JOINED THE COMPANY APRIL 1ST AS ITS CHIEF FINANCIAL OFFICER. MR. HART IS experienced as a Senior Manager with one of the largest international public accounting firms, KPMG Peat Marwick / KMG Main Hurdman in Fort Lauderdale, Florida. As part of his duties Mr. Hart planned and supervised audit engagements for clients of all sizes in different industries. Since 1996, Mr. Hart has been associated with the firm of Ullman and Hart, CPAs, specializing in business consulting services to public companies. Mr. Hart has been an experienced Principal Financial Officer responsible for all of the financing, accounting and financial reporting for a major South Florida real estate developer. In addition he has experience as the Director of MIS. In that capacity he was responsible for all corporate computer operations and is currently a certified consultant for Oracle's NetSuite business suite platform in addition to other software applications. Mr. Hart is a graduate of Thomas More College 1980 Bachelor of Arts and Accountancy, Economics and Business Administration. Tim is a Florida Certified Public Accountant, member of the American Institute of Certified Public Accountants and Florida Institute of Certified Public Accountants.

DONALD P. MOORE, ESQ. - GENERAL COUNSEL, VP BUSINESS DEVELOPMENT, DIRECTOR. Mr. Moore joined the Company March 31, 2004 as VP Business Development and as a Director. On October 6, 2004, Mr. Moore resigned from such positions. Mr. Moore was the founder and president of Rebelyon Capital & Management, Inc., a provider of capital formation services and various management and consulting services, including strategic and business plan development, crisis and turnaround management services. He is also a shareholder of Fowler White Burnett P.A., a 75-lawyer firm based in Miami, Florida, where he focuses on corporate, finance, mergers & acquisitions, bankruptcy, restructurings, securities and international transactions. Mr. Moore also serves on the board of directors of Fundamental Management Corp., the general partner of the Miami, Florida-based Active Investor Funds and is a principal of North Bay Equity Partners, LLC, a Miami Beach, Florida-based investment banking firm focused on equity formation for private companies in Latin America. Previously, he served in several senior positions at Ryder System, Inc., including as in-house counsel and as head of strategic and financial planning for its logistics division. He started his career as a corporate securities attorney with Weil, Gotshal & Manges, LLP, a New York-based international law firm. Mr. Moore received an M.B.A. from the University of Miami (Class Valedictorian, 1995), a J.D. from the University of Michigan Law School (Cum Laude, 1988) and a B.A. from the University of Michigan, Ann Arbor (With Distinction, 1985). Mr. Moore tendered his resignation as director and officer of the Company on October 6, 2004 effective the same date due to the Company not obtaining director and officer insurance.

MILES M. RAPER, - NON EXECUTIVE DIRECTOR CHAIRMAN OF AUDIT COMMITTEE Mr. Raper joined the Company April 1, 2004 as a Director and resigned on October 5, 2004. At present, serves as Chairman of the Board for Ryder System's Federal Credit Union. Mr. Raper was previously Senior Vice President-Global Transportation Management Services with Ryder System, Inc., a $5.3 billion global supply chain and transportation management solutions company. Mr. Raper joined Ryder in 1983 and retired in 2002.Mr. Raper is a certified by the Supreme Court of Florida as a County Court Mediator and Certified to be a court appointed arbitrator for all judicial circuits of the state. Mr. Raper is a member of the Academy of Professional Mediators, Certified Arbitrator for the American Arbitration Association-Commercial Panel. Aircraft Owners and Pilots Association and a member of President Circle University of Miami. .Mr. Raper holds a bachelor's degree from the University of Miami, and holds a Juries Doctorate from Atlanta Law School. He is a retired member of the U.S. Air Force Reserve and served a short active duty tour during Operation Dessert Storm. Mr. Miles Raper tendered his resignation as Chairman of the Audit Committee and director of the Company effective October 5, 2004 due to the Company not obtaining director and officer insurance.

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

BOARD COMMITTEES

The audit committee of our Board consisted of Miles Raper. The audit committee reviews our financial statements and accounting practices, makes recommendations to the Board regarding the selection of independent auditors and reviews the results and scope of the audit and other services provided by our independent auditors. Mr. Raper resigned in October 2004. Our Board will perform all functions of the audit committee.

We do not have a compensation committee. Our Board currently performs all functions of the compensation committee.

DIRECTOR COMPENSATION

Directors' compensation is paid at the end of each year. The exercise price of the options which form part of the compensation paid to directors will be based on the market value at the time the options are granted.

ITEM  10.     EXECUTIVE  COMPENSATION

SUMMARY  COMPENSATION

The following table sets forth information with respect to all compensation paid or earned for services rendered to the Company during the period by our Chief Executive Officer and our other most highly compensated executive officers whose aggregate annual compensation exceeded $100,000 and who were executive officers of the Company at June 30, 2004 (all of the individuals named in the following table are collectively defined as the "Named Executive Officers"). We do not have a pension plan or a long-term incentive plan, have not issued any restricted stock awards and have not granted any stock appreciation rights as of this date. We have granted stock options. See "Option Grants and Holdings" and "Employee Benefit Plan."


                           SUMMARY COMPENSATION TABLE

                                                                 Securities
                                                                underlying     All  other
Name and position            Period     Salary        Bonus     options (1)  compensation
---------------------------  ------  ------------  -----------  -----------  -------------
Lucien Lallouz, Chief
Executive Officer and Chief
Operating Officer              2004  $ 280,000(2)  $     0            0       $        0

                               2003  $  75,000(3)  $25,970 (4)  371,000 (4)   $        0

Michael Wellikoff, Interim
Chief Financial Officer        2004  $180,000 (5)  $     0            0       $        0

(1)     See  "Option  Grants  and  Holdings"  below  for  a  description of such executive officers'  options.
(2)     $146,700  is  accrued  at  June  30,  2004.
(3)     $30,000  is  deferred.
(4)     Received  options  as an inducement for entering into employment contract with the
        Company.  Options are  exercisable  at $.08 per share which were approximately 114% of the closing  trading  price  of  the  Company's common stock on April 1, 2003 ($.07). Value of bonus  determined  by  market  value  of  common stock as of April 1, 2003 closing trading price.  All  options  were  exercised  in  2004.
(5)     $180,000  is  accrued  at  June  30,  2004.


OPTION  GRANTS  AND  HOLDINGS

During the transition period ended June 30, 2003 and effective April 1, 2003 the Company issued options to purchase 371,000 shares of common stock per year exercisable at $.08 per share (approximately 114% of the closing price of the Company's common stock on April 1, 2003) to Lucien Lallouz, Chief Executive Officer and director as an inducement to serve in those capacities. These options were exercised during fiscal 2004.

During the transition period ended June 30, 2003 and effective April 1, 2003 the Company issued options to purchase 371,000 shares of common stock per year exercisable at $.08 per share (approximately 114% of the closing price of the Company's common stock on April 1, 2003) to Michael B. Wellikoff, Chairman, as an inducement to serve in that capacity. These options were exercised during fiscal 2004.

On May 22, 2003 the Company issued options for 371,000 shares of common stock per year to Jack A. Smith in consideration for services performed for the Company effective April 1, 2003, the option price for the shares was $.28 per share. The shares were trading at $.07 per share at grant date. Mr. Smith has not exercised the options during the three months ended March 31, 2004. The shares were issued pursuant to the exemption from registration provided by
Section 4(2) of the Securities Act. The shares contain the appropriate legend restricting their transferability absent registration or applicable exemption. Mr. Smith had access to current information on the Company and had the ability to ask questions about the Company.

During March 2004, the Company entered into a three-year agreement with Donald Moore, under which Mr. Moore shall act as vice president and general counsel for the Company. On March 31, 2004, the Company issued options for 375,000 shares of common stock to Mr. Moore. The option price for the shares was $.215 per share. The shares were trading at $.23 per share at grant date. These options were issued as an inducement for Mr. Moore to join the Board of the Company and have not been exercised.

During March 2004, the Company entered into a three year agreement with Timothy Hart, under which Mr. Hart shall act as Chief Financial Officer for the Company. On March 31, 2004, the Company issued options for 300,000 shares of common stock to Mr. Hart. The option price for the shares was $.215 per share. The shares were trading at $.23 per share at grant date. These options were issued as an inducement for Mr. Hart to join the management of the Company and have not been exercised.

AGGREGATED  OPTION  EXERCISES  AND  FISCAL  YEAR-END  OPTION  VALUE  TABLE.

The following table provides certain summary information concerning stock options held as of June 30, 2004 by our executive officers. The value of unexercised in-the-money options at June 30, 2004 is based on the value of our common shares on June 30, 2004 ($.065 per share).



                     Number of Securities Underlying          Value of Unexercised in-the-money
                     Unexercised Options at  June 30, 2003    Options at June 30, 2003
                    -------------------------------------    ----------------------------------
NAME                  EXERCISABLE          UNEXERCISABLE      EXERCISABLE        UNEXERCISABLE
------------          -----------           ------------      ------------       -------------
Donald Moore           371,000                    -              $51,940                -
Timothy Hart           371,000                    -              $51,940                -

OPTION  GRANTS  IN  LAST  FISCAL  YEAR

The following table sets forth information regarding the grant of stock options to the Named Executives during the transition period ended June 30, 2004:


                                      % of Total
              # of Securities         Options Granted
              Securities Underlying   to Employees in  Exercise
Name          Options Granted         Period           Price      Expiration Date
------------  ---------------         -------          ------     ---------------
Donald Moore    375,000               36%              $ .215     April 1, 2008
Timothy Hart    300,000               29%              $ .215     April 1, 2008


EMPLOYEE  BENEFIT  PLANS

Stock  Option  Plan

In  November 2001, the shareholders approved an amendment to the Option Plan, to
(1) increase the number of shares reserved for issuance under the Option Plan from 2,442,857 shares of Common Stock to 4,442,857 shares of Common Stock and
(2) effect various additional modifications to the Option Plan, including (a) the removal in its entirety of Section 13 of the Option Plan, entitled "Redemption of Shares by the Company," (b) the removal in its entirety of
Section 18 of the Option Plan, entitled "Information for Optionees," (c) the addition to Section 17 of the Option Plan, entitled "Amendment and Termination of the Plan" of a fixed date of termination for the Option Plan, (d) the replacement of language in Section 3 of the Option Plan, entitled "Number of Shares Available For Options," to change the current pool of stock available for issuance as options under the Option Plan from fifteen percent (15%) of the issued and outstanding shares to 4,442,857 shares, and (e) approval and adoption of the Nimbus Group, Inc. 2001 Amended and Restated Stock Option Plan (the "Amended Option Plan"). Shares covered by any option granted under the Option Plan, which expires unexercised, become available again for grant under the Amended Option Plan. As of June 30, 2004, options to purchase 1,046,000 common shares were outstanding.

Simple  IRA  Plan

In  February  2003,  the  Company  cancelled  its  SIMPLE  IRA  Plan.

EXECUTIVE  EMPLOYMENT  AGREEMENTS  AND  CONSULTING  AGREEMENTS

Lucien  Lallouz,  Chief  Executive Officer.  On May 22, 2003 the Company entered
------------------------------------------
into a five year employment agreement, effective April 1, 2003, with Lucien Lallouz, under which Mr. Lallouz shall serve as Chief Executive Officer of the Company. Under the terms of the agreement Mr. Lallouz shall receive an annual base salary of $280,000, subject to annual 10% increase at the discretion of the board of directors. In addition, the Company issued options to purchase 371,000 shares of common stock exercisable at $.08 per share (approximately 114% of the closing price of the Company's common stock on April 1, 2003) to Lucien Lallouz, as an inducement for Mr. Lallouz to enter into the employment agreement. The agreement is automatically renewable for successive 2 year terms. Under the agreement, Mr. Lallouz is entitled to health benefits and coverage and is entitled to participate in any Company incentive plan. The agreement also entitles Mr. Lallouz to reimbursement for all reasonably incurred business expenses, including travel. Under the agreement Mr. Lallouz is entitled to 6 weeks of vacation, including federal holidays. In the instance that Mr. Lallouz is terminated without cause, he shall be entitled to 2.5 years base salary, payable over the 12 months immediately following the date of termination. In the event of change of control in the Company, Mr. Lallouz shall be entitled to a lump sum payment of 250% of his prevailing base salary.

Dr.  Michael Wellikoff, Chairman.  On September 1, 2003, effective July 1, 2003,
--------------------------------
the Company entered into a three year employment agreement with Dr. Michael Wellikoff, under which Dr. Wellikoff shall serve as Chief Financial Officer of the Company. Under the terms of the agreement Dr. Wellikoff shall receive an annual salary of $180,000, subject to annual 10% increase at the discretion of the board of directors. Under the agreement, Dr. Wellikoff is entitled to health benefits and coverage and is entitled to participate in any Company incentive plan. The agreement also entitles Dr. Wellikoff to reimbursement for all reasonably incurred business expenses, including travel. In addition, on March 31, 2003 (under a separate agreement) the Company issued options to purchase 371,000 shares of common stock exercisable at $.08 per share (approximately 114% of the closing price of the Company's common stock on April 1, 2003) to Dr. Wellikoff, as an inducement for Dr. Wellikoff to serve as Chairman of the Company. The agreement also entitles Dr. Wellikoff to reimbursement for all reasonably incurred business expenses, including travel. Under the agreement Dr. Wellikoff is entitled to 6 weeks of vacation, including federal holidays. In the instance that Dr. Wellikoff is terminated without cause, he shall be entitled to 2.5 years base salary, payable over the 12 months immediately following the date of termination. In the event of change of control in the Company, Dr. Wellikoff shall be entitled to a lump sum payment of 250% of his prevailing base salary. Effective March 31, 2004 Dr. Wellikoff resigned as Chief Financial Officer.

Jack  A.  Smith,  Consultant.  During  October  2003, the Company entered into a
----------------------------
three year business consulting agreement with Jack Smith, under which Mr. Smith shall act as a business consultant for the Company and provide advice on licensing, retail, marketing and general business issues. The Company issued options to purchase 371,000 shares of common stock exercisable at $.18 per share (approximately 113% of the closing price of the Company's common stock on October 27, 2003) to Jack Smith, as an inducement for Mr. Smith to enter into a consulting agreement with the Company.

Donald  Moore,  Vice  President  and  General  Councilor  During March 2004, the
--------------------------------------------------------
Company entered into a three-year agreement with Donald Moore, under which Mr. Moore shall act as vice president and general councilor for the Company. On March 31, 2004, the Company issued options for 375,000 shares of common stock to Mr. Moore. The option price for the shares was $.215 per share. The shares were trading at $.23 per share at grant date. These options were issued as an inducement for Mr. Moore to join the board of the Company and have not been exercised.

Timothy  Hart,  Chief  Financial  Officer During March 2004, the Company entered
----------------------------------------
into a three year agreement with Timothy Hart, under which Mr. Hart shall act as Chief Financial Officer for the Company. On March 31, 2004, the Company issued options for 300,000 shares of common stock to Mr. Hart. The shares were trading at $.23 per share at grant date. These options were issued as an inducement for Mr. Hart to join the management of the Company and have not been exercised.


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

We  do  not  maintain  directors'  and  officers'  liability  insurance.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Shares as of September 15, 2004 by (i) each shareholder known by us to be the beneficial owner of more than 5% of our Common Shares, (ii) each director of Taylor Madison and (iii) all executive officers and directors as a group. Percentage of ownership is based on the shares outstanding as of September 15, 2004. Common Shares subject to options currently exercisable or exercisable within 60 days of September 15, 2004 are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Unless otherwise noted, the address of each shareholder is our address, which is 2875 Northeast 191st Street, Suite PH2, Aventura, Florida 33180.


                                                             COMMON  SHARES
                                                           BENEFICIALLY  OWNED
                                                         ----------------------
NAME OF BENEFICIAL OWNER                                 NUMBER      PERCENTAGE
-------------------------------------------------------  --------   -----------
Lucien Lallouz                                          1,571,000 (1)    15.6%
Michael Wellikoff                                         401,000         4.5%
Timothy Hart                                                    0 (2)       0%
Executive officers and directors as a group (3 persons) 1,972,000 (1)    19.6%

(1) Includes 1,200,000 shares purchased by Mr. Lallouz for $60,000 which have not been issued.

(2) During March 2004, the Company entered into a three year agreement with Timothy Hart, under which Mr. Hart shall act as Chief Financial Officer for the Company. On March 31,
2004, the Company issued options for 300,000 shares of common stock to Mr. Hart.  The options vest 100,000 shares per year and no options have vested as of the date of this report.


ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

Omniscent Corp. loaned the Company $165,000, which is an interest free loan due on demand. Omniscent Corp., advanced the deposit of $10,000 made to secure the Major League Baseball (MLB) license, and advance the $25,000 deposit made to secure the Baby Gund License. The Company also sold Omniscent Corp., 305,610 shares of the common stock of the corporation for $50,000 at $.016 per share which was approximately 115% of the closing trading price of the Company's common stock on September 1, 2003. Sharon Lallouz is the principal shareholder of Omniscent Corp. and is also the spouse of the Company's Chief Executive Officer.

As of December 31, 2002, we owed Perfumania.com approximately $2.1 million relating primarily to inventory purchased from the License Agreement. On January 28, 2003, we received a letter from ECMV stating that we were in default of the License Agreement for non-payment of amounts due and based on recent public filings that showed that we continue to report losses, have negative working capital and equity, ECMV was terminating the License Agreement. The Company is in the process of returning the operations of Perfumania.com back to ECMV. As part of the transition of the P.com return, ECMV assumed certain liabilities of TTA, relating to the operations of Perfumania.com. The debt was extinguished during the six month period ended June 30, 2003 and is reflected in the statement of operations through discontinued operations.

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

On May 19, 2003, the Company entered into an agreement with Omniscent Corp. to acquire certain rights to a portfolio of fragrance brands and Skincare line that include; The Cara Mia Swiss Formulated Skincare line. The Cara Mia line initially debuted with four products created specifically to repair and rejuvenate the user's skin. The purchase price for the development and licensing rights is for up to 2,500,000 shares of preferred convertible stock or a cash payment of $500,000 at the Company's option, for the design and development rights and 30% of all revenues and or sub-licensing fees. If issued, the preferred shares will be convertible into shares of common stock of our Company on a one to one basis at the option of the holder, but in no event may the preferred shares be converted into more than 19.9% of our issued and outstanding common stock. Sharon Lallouz is the principal shareholder of Omniscent Corp. and is also the spouse of the Company's Chief Executive. Mr. Lallouz was appointed Chief Executive Officer and director of the Company following the execution of the agreement. The Company has not closed on its transaction with Omniscent Corp. The two companies have agreed not to pursue this agreement

Effective May 21, 2003 the Company also entered into an assignment agreement with Omniscent, where it acquired the licensing rights of the Phantom Fragrances brand licensed to Moar International. Under the terms of the licensing agreement a royalty fee of 5% on net sales of the brand is payable to us by Moar International. Under the assignment agreement 1.5% from the 5% will revert to Omniscent leaving the Company with a net of 3.5% of all royalties collected from this licensing assignment. The two companies have agreed not to pursue this agreement.

In June 2004, Lucien Lallouz, our Chief Executive Officer, subscribed to purchase up to $200,000 of our common stock at $0.05 per share. As of the filing of this report, Mr. Lallouz has purchased 1,200,000 shares in exchange for $60,000 (or $0.05 per share) which shares have not been issued.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are filed herewith or incorporated herein by reference:


Exhibit
Number     Description of Exhibit
------

3.01          Articles  of  Incorporation.*

3.02          Bylaws.*

10.1          Employment  Agreement  with  Lucien  Lallouz  dated May 22, 2003**

10.2          License  Acquisition Agreement with Omniscent Corp.
              dated May 19, 2003**

10.3          Assignment  of  Phantom License with Omniscent Corp.
              effective May 21, 2003**

10.4          Moar International and Omniscent Corp. Phantom Brand License
              Agreement**

10.6 Form of Indemnification Agreement to be entered into by Registrant with each of its directors and executive officers.*

10.7          2001  Amended  Stock  Option  Plan  and related documents.
              (previously filed on Definitive Proxy Statement, dated November 8, 2001.

16.1 Letter from Former Auditor (previously filed on Form 8-K, dated November 18, 2003).

31.1          Certification  by  Chief  Executive  Officer  pursuant to
              Section 302.

31.2          Certification  by  Chief  Financial  Officer  pursuant to
              Section 302.

32.1          Section  906  Certification  by  Chief  Executive  Officer.

32.2          Section  906  Certification  by  Chief  Financial  Officer.

* Previously filed and incorporated by reference to exhibit in the Company's Registration Statement on Form S-1, as amended (File No. 333-91177), initially filed on November 17, 1999 ("Form S-1").

** Previously filed and incorporated by reference to exhibit in the Company's Form 10-K for June 30, 2003

(b)     Financial statement schedules:

        None.

(c)     Reports on Form 8-K:

During the period covered by this report the following reports on Form 8-K were filed: January 22, 2004:On January 22, 2004, Nimbus Group, Inc. (the "Company") announced that it had entered into an Acquisition Term Sheet with Fragex, S.A., a privately held French corporation. In general, the Acquisition Term Sheet, a copy of which is included herein as an exhibit to this Report, provides that the Company shall receive a 51% equity interest in Fragex in consideration of 1,115,000 shares of restricted common stock of the Company. However, 51% voting control of Fragex shall remain with its current shareholders. The Acquisition Term Sheet contains standard conditions to closing, including, but not limited to, satisfactory completion by the Company and Fragex of their due diligence, execution of definitive transaction documents, and any necessary regulatory approval.

Fragex specializes in developing cosmetics and fragrances for major brand names in Europe and Asia and provides a turnkey service to brands wishing to launch personal care products. Fragex has been in business since 2000. For fiscal year ending December 31, 2003 (unaudited), Fragex had sales revenues of approximately 2 .4 million Euros (approximately US $3 million).

January 31, 2004: Effective May 19, 2003, the Company entered into a license acquisition agreement to acquire certain development and licensing rights from Omniscent Corp. The purchase price of the development and license rights is payable at the option of the Company by either (1) up to 2,500,000 shares of preferred convertible stock or (2) a cash payment of $500,000. As the preferred shares may be convertible into a number of shares of common stock of the Company in excess of 20% of the Company's currently outstanding common stock, the Company will not close the transaction without receiving shareholder approval. The initial terms of the agreement provided the Company until January 31, 2004 to determine whether it will close on the acquisition and gave the Company the unilateral right to terminate the agreement. As such, the Company and Omniscent Corp. have agreed to extend the closing date of the agreement until the Company has provided its shareholders with an opportunity to vote on the transaction.

On April 23, 2004, Taylor Madison Corp. (the "Company") received a letter from the American Stock Exchange ("Exchange") confirming the Exchange's intention to proceed with the filing of an application with the Securities and Exchange Commission ("SEC") to strike the common stock of the Company from listing and registration on the Exchange.

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

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES


For the fiscal years ended June 30, 2004 and the six-month transition period ended June 30, 2003, our principal accountant billed $12,500 and $15,800, respectively, for the audit of our annual financial statements and review of financial statements included in our Form 10-Q filings.

AUDIT-RELATED FEES

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for the year ended June 30, 2004 and the six-month transition period ended June 30, 2003.

TAX FEES

For the fiscal year ended June 30, 2004 and the six-month transition period ended June 30, 2003, our principal accountant did not render any services for tax compliance, tax advice, and tax planning work.

ALL OTHER FEES

There were no other fees billed by our principal accountants other than those disclosed above for the year ended June 30, 2004 or the six-month transition period ended June 30, 2003.

PRE-APPROVAL POLICIES AND PROCEDURES

Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 18, 2004.

                                          Taylor Madison Corp.


                                          By: /s/ Lucien Lallouz
                                              ------------------
                                              Lucien Lallouz
                                              Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By: /s/ Michael Wellikoff                              October 18, 2004
    --------------------
Michael Wellikoff, Chairman and Director

By: /s/ Lucien Lallouz                                 October 18, 2004
   ------------------
Lucien Lallouz, Chief Executive Officer and Director

By: /s/ Timothy Hart                                   October 18, 2004
    ---------------
Timothy Hart, Chief Financial Officer