Form 10QSB
period 2004-09-30
Taylor Madison Corp
filed 2004-11-15
CIK 1093837

16


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

               Quarterly Report pursuant to Section 13 or 15(d) of the
     [X]       Securities Exchange Act of 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       OR

               Transition  Report  Pursuant  to  Section  13  or  15(d)  of
     [ ]       the  Securities  Exchange  Act  of  1934

                          COMMISSION FILE NO. 000-15034

                              TAYLOR MADISON CORP.
                              --------------------
        (Exact name of small business issuer as specified in its charter)

          FLORIDA                                     01-0656115
  (State of Incorporation)                         (I.R.S. Employer
                                                 Identification Number)

   2875 NE 191ST STREET, SUITE PH 2
             AVENTURA, FL                                33180
(Address of principal executive offices)              (Zip Code)

                                  305-692-3732
                (Issuer's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES (X)     NO ( )

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 15, 2004, 28,401,889 shares of Common Stock, $.001 par value were outstanding. This number assumes the issuance of 18,341,000 shares discussed in the Company's Form 8-K filed November 8, 2004 which have not been issued as of the date of this report, and does not take into account approximately 2,609,516 shares which the transfer agent reflects as issued and outstanding of which the Company anticipates to cancel a minimum of 1,000,000 shares.

     Transitional  Small  Business  Disclosure  Format   YES  ( )  NO  (X)

                      TAYLOR MADISON CORP. AND SUBSIDIARIES



                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements                                                 1
Item 2.  Management's Discussion and Analysis or Plan of Operation            7
Item 3.  Controls and Procedures                                             12

PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings                                                   13
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         13
Item 3.  Defaults Upon Senior Securities                                     13
Item 4.  Submission of Matters to a Vote of Security Holders                 13
Item 5.  Other Information                                                   13
Item 6.  Exhibits and Reports on Form 8-K                                    15

PART I.   FINANCIAL INFORMATION

ITEM1.   FINANCIAL STATEMENTS (UNAUDITED)


                                Taylor Madison Corp. and Subsidiaries
                                Condensed Consolidated Balance Sheets

                                                                   September 30,       June 30,
                                                                      2004                2004
                                                                    Unaudited           Audited
                                                                ---------------     ------------------
                       ASSETS
Current assets:
Cash and cash equivalents                                       $         6,078      $        2,759
Shareholder receivable                                                    3,665               4,835
Prepaid expenses and other current assets                                70,300              70,300
                                                                ---------------     ------------------
Total current assets                                                     80,043              77,894
                                                                ---------------     ------------------
Total assets                                                    $        80,043      $       77,894
                                                                ===============     ==================
  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Accounts payable                                                $       128,670      $      132,850
Accrued payroll and other expenses                                      457,929             385,950
Income tax payable                                                       29,120              29,120
Loan payable related party                                              235,000             165,000
                                                                ---------------     ------------------
Total current liabilities                                               850,719             712,920
                                                                ---------------     ------------------
Commitments and contingencies

Shareholders' equity (deficiency):
Preferred shares, $0.001 par value, 10 million shares
authorized, no shares issued and outstanding                                  -                   -
Common shares, $0.001 par value, 50 million shares authorized
8,860,889 shares issued and outstanding                                   8,861               8,861
Additional paid-in capital                                           11,138,734          11,138,734
Accumulated deficit                                                 (11,918,271)        (11,782,621)
                                                                ---------------     ------------------
Total shareholders' equity (deficiency)                                (770,676)           (635,026)
                                                                ---------------     ------------------
Total liabilities and shareholders' equity (deficiency)         $        80,043      $       77,894
                                                                ===============     ==================

         The accompanying notes are an integral part of these condensed consolidated financial statements.



                          Taylor Madison Corp. and Subsidiaries
                     Condensed Consolidated Statement of Operations
                                       (Unaudited)


                                                        For the three-months ended
                                                               September 30,
                                                     --------------------------------
                                                          2004               2003
                                                     --------------  ----------------
Licensing fees                                       $            -   $        50,000
Net royalty revenues                                              -            25,867
                                                     --------------  ----------------
Total revenues                                                    -            75,867

Cost of sales                                                     -                 -
                                                     --------------  ----------------
Gross margin                                                      -            75,867
                                                     --------------  ----------------
Operating expenses:
  General and administrative expenses                       135,650           122,669
                                                     --------------  ----------------
Total operating expenses                                    135,650           122,669
                                                     --------------  ----------------
Net income (loss) from operations                          (135,650)          (46,802)
                                                     --------------  ----------------
Other income (expense):
  Other income                                                    -             2,758
                                                     --------------  ----------------
Net income (loss)                                    $     (135,650)  $       (44,044)
                                                     ==============  ================

Basic and diluted income (loss) per common share     $        (0.02)  $         (0.01)
                                                     ==============  ================
Weighted average number of common
shares outstanding                                        8,860,889         7,588,889
                                                     ==============  ================


         The accompanying notes are an integral part of these condensed consolidated financial statements.


                               Taylor Madison Corp. and Subsidiaries
                          Condensed Consolidated Statements of Cash Flows
                                            (Unaudited)


                                                                    For the three-months
                                                                     ended September 30,
                                                           -------------------------------------
                                                                  2004                 2003
                                                           ----------------     ----------------
Cash flows from operating activities:
  Net loss                                                 $       (135,650)    $       (44,044)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
  Change in operating assets and liabilities:
    Shareholder receivables                                           1,170              20,123
    Prepaid expenses and other current assets                             -             (38,000)
    Accounts payable                                                 (4,180)            (11,730)
    Accrued expenses                                                 71,979              38,822
                                                           ----------------     ----------------
      Net cash (used in) provided by operating activities           (66,681)            (34,829)
                                                           ----------------     ----------------
Cash flows from financing activities:
  Proceeds from issuance of stock                                         -              50,000
  Loans                                                              70,000                   -
                                                           ----------------     ----------------
      Net cash provided by financing activities                      70,000              50,000
                                                           ----------------     ----------------
Net increase in cash and cash equivalents                             3,319              15,171
Cash and cash equivalents at beginning of period                      2,759                 354
                                                           ----------------     ----------------
Cash and cash equivalents at end of period                 $          6,078     $        15,525
                                                           ================     ================



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

Prior to September 26, 2001, Take to Auction.com, Inc. ("TTA") sold fragrance products online through multiple distribution channels,. On September 26, 2001, TTA, Taylor Madison Corp. (formerly Nimbus Group Inc.), a Florida corporation and wholly-owned subsidiary of TTA ("Taylor Madison"), and TTA Solutions, Inc., a Florida corporation and wholly-owned subsidiary of Taylor Madison ("TTA Solutions"), entered into an Agreement and Plan of Merger (the "Merger
Agreement"). Additionally, another wholly-owned subsidiary of Taylor Madison, Nimbus Jets, Inc., ("Nimbus Jets") was formed. As a result of the Merger, Taylor Madison (the "Company") became the parent Company of the two wholly-owned subsidiaries, TTA and Nimbus Jets . All revenues generated in fiscal 2002 and prior related solely to TTA. Nimbus Jets and TTA were dormant during the three months ended September 30, 2004. All revenues were generated by the parent company Taylor Madison.

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


NOTE  2.  ACCOUNTING  POLICIES:

BASIS  OF  PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company and subsidiaries in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005.

The balance sheet information at September 30, 2004 has been derived from the unaudited financial statements at that date.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Report on Form 10-KSB for the year ended June 30, 2004.

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

NOTE  3.  GOING  CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company has incurred net losses since inception in the amount of approximately $11.9 million and has a deficiency in working capital of approximately $770,676 at September 30, 2004. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's continuation as a going concern is dependent upon future events, including obtaining financing adequate to support the Company's cost structure and business plans.

NOTE  4.  RELATED  PARTY  TRANSACTIONS

Omniscent Corp., a related party, loaned the Company $235,000, which is an interest free loan due on demand.

NOTE  5.  SUBSEQUENT  EVENTS

In November 2004, Taylor Madison Corp. (the "Company") entered into a debt conversion agreement ("Agreement") with Lucien Lallouz, the Company's Chief Executive Officer and a Director, Michael B. Wellikoff, a Director of the Company, and Omniscent Corp., a Florida Corporation, whose president is Sharon
Lallouz, the wife of the Company's Chief Executive Officer (collectively the "Parties"). Under the Agreement, the Parties agreed to convert an aggregate of $629,358 of the Company's debt owed to the Parties into an aggregate of 18,241,000 shares of the Company's common stock.

In November 2004, the Company entered into a Manufacturing and Distribution Agreement ("M&D Agreement") with Boom LLC, a New York Limited Liability Company ("Boom"). Under the M&D Agreement, the Company agreed to assign to Boom all rights, title and interest held by the Company to a licensing agreement (the "License") with Major League Baseball ("MLB") to develop and market a MLB line of personal care products, pending MLB approval. If approved by MLB, Boom will pay the Company an advance against royalties of Ten Thousand Dollars ($10,000) and will perform all the remaining obligations of the Company's License with MLB, including the payment of royalties on the net sales of the brand as prescribed in the License. Boom will remit to the Company at the same time as it pays the MLB royalties, a royalty payment equal to 2.5% of the net sales of MLB personal care products over and above the royalties due to MLB. In the event MLB rejects the Company's application to assign the License, Boom will continue as the exclusive manufacturer and distributor of the brand for the Company concurrent with the Company's rights under the License.

In November 2004, the Company agreed to assign their license with Gund, Inc. ("Gund") to Omniscent Corp. for nominal consideration. Along with the transfer of the Company's license, Omniscent assumed all of the Company's liabilities under the license with Gund.

ITEM  2:  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

This report contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among others, statements concerning the Company's outlook for 2005 and beyond, the Company's expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These risks and uncertainties are described in more detail in our Report on Form 10-KSB for the year-ended June 30, 2004 filed with the Securities and Exchange Commission.

RESULTS  OF  OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003

NET REVENUES. There were no revenues recorded for the three-month period ended September 30, 2004 compared to $75,867 for the three-month period ended
September 30, 2003. The 2003 revenues consisted of royalties earned in connection with the Victory International LLC royalty agreement. Victory no longer distributes this brand and the agreement has been terminated.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses for the three-month period ended September 30, 2004 and 2003 were $135,650 and $122,669, respectively.

NET INCOME The net loss totaled $(135,650) for the three months ended September 30, 2004 as compared to $(44,044) for the three months ended September 30, 2003. The increase in the net loss is attributed to the lack of royalty revenue which existed in 2003.

LIQUIDITY  AND  CAPITAL  RESOURCES

Our principal capital requirements during the next 12 months will be to fund the operations of our future business plan. We have had negative cash flows since inception, resulting primarily from our wholly owned subsidiary, TTA. Our working capital has been provided primarily by the proceeds from private placements and loans from affiliates.

Cash and cash equivalents at September 30, 2004 was $6,068. Our working capital (deficit) totaled ($770,676) at September 30, 2004. Prepaid expense at September 30, 2004 was $70,300. Accounts payable and accrued expense at September 30, 2004 was $586,599.

Cash flows from financing activities for the year ended September 30, 2004 were $70,000, which was loans from Omniscent. Omniscent Corp. loaned our company $235,000, which is an interest free loan due on demand.

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

The  Company  is seeking to raise $6.5 million to further its business strategy.
The Company has a commitment from Lucien Lallouz, its Chief Executive Officer, to purchase up to $200,000 of our common stock at $.05 per share. As of the date of this report, Mr. Lallouz has invested $60,000, for which no shares have been issued to date. Other than Mr. Lallouz's subscription, the Company has no commitments from officers, directors or affiliates to provide funding. The failure of the Company to obtain adequate additional financing may require the Company to delay, curtail or scale back some or all of its operations, sales, and marketing efforts. Any additional financing may involve dilution to the Company's then-existing shareholders. The Company may also seek to enter into a merger or acquisition.

In November 2004, Taylor Madison Corp. (the "Company") entered into a debt conversion agreement ("Agreement") with Lucien Lallouz, the Company's Chief Executive Director, Michael B. Wellikoff, a Director of the Company, and Omniscent Corp., a Florida Corporation, whose president is Sharon Lallouz, the wife of the Company's Chief Executive Officer (collectively the "Parties"). Under the Agreement, the Parties agreed to convert an aggregate of $629,358 of the Company's debt owed to the Parties into an aggregate of 18,241,000 shares of the Company's common stock.

CRITICAL  ACCOUNTING  POLICIES

Our accounting policies are fully described in Note 2 of the Notes to the Financial Statements for the year ended June 30, 2004, which were included in our Form 10-KSB as filed with the Securities and Exchange Commission. As discussed in Note 2, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such difference may be material to our financial statements. We believe that the following discussion addresses our Critical Accounting Policies.

INCOME  TAXES

The Company utilizes the asset and liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when it is more likely than not that some or all of the deferred tax assets will not be realized. At September 30, 2004, a 100% valuation allowance was made.

SIMPLE  IRA  PLAN

The Company sponsored the Nimbus Group, Inc. SIMPLE IRA Plan (the "Plan"), a defined contribution plan provided pursuant to the requirements of the Internal Revenue Code of 1986, as amended. All employees were eligible to participate in the Plan as of the first day of any month. Participants made pre-tax contributions to the Plan subject to a statutorily prescribed annual limit. The Company was required to make matching contributions, not to exceed 3% of a participant's annual compensation, to the Plan. Each participant was fully vested in their account, including the participant's contributions, the Company's matching contribution and the investment earnings thereon. Contributions by the participants or by the Company to the Plan, and the income earned on such contributions, are generally not taxable to the participants until withdrawn. Contributions by the Company are generally deductible by the Company when made. The participant's and the Company's contributions are held in an IRA. The Company had accrued a matching contribution to the Plan at June 30, 2003 of approximately $28,000. As of September 30, 2004, this amount remains unpaid.

GOING  CONCERN

Our auditors have expressed doubt as to whether we can continue as a going concern. The Company has incurred net losses since inception in the amount of approximately $11.9 million and had a deficiency in working capital of approximately $770,676 as of September 30, 2004. These factors, among others, indicate that we may not be able to continue as a going concern. The Company's continuation as a going concern is dependent upon future events, including obtaining financing adequate to support the Company's cost structure and business plans, of which there can be no assurance.

WARRANTS

As required by Statement of Financial Position No. 123, ("SFAS No. 123") the Company accounts for warrants issued to non-employees not issued in conjunction with debt by amortizing the fair value of such warrants over the vesting period.

COMPREHENSIVE  INCOME

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), establishes standards for recording and displaying comprehensive income and its components. SFAS No. 130 requires certain components of equity to be recorded as other comprehensive income. The Company has no items requiring comprehensive income disclosure during the three months ended September 30, 2004 and 2003.

RISK  FACTORS
-------------

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

OUR AUDITORS HAVE EXPRESSED AN OPINION THAT THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

In its report dated October 8, 2004, De Meo, Young McGrath expressed an opinion that there is substantial doubt about our ability to continue as a going concern primarily because of our dependence on outside financing, lack of sufficient working capital, recurring losses from operations and discontinued operations. We have incurred net losses since inception in the amount of approximately $11.9 million and, as of September 30, 2004, had a deficiency in working capital of approximately $770,676. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from our inability to continue as a going concern. Our continuation as a going concern is dependent upon future events, including obtaining at least $5 million financing (discussed above) to support the Company's cost structure and business plans. If we are unable to continue as a going concern, you will lose your entire investment.

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

THE  COMPANY  HAS  NOT  PAID  ANY  CASH  DIVIDENDS.

The  Company has not paid cash dividends on its common stock during the last two
(2) fiscal years and it is not anticipated that any cash dividends will be paid to holders of the Company's common stock in the foreseeable future. While the Company's dividend policy will be based on the operating results and capital needs of the business, it is anticipated that any earnings will be retained to finance the future expansion of the Company.

ITEM  3:  CONTROLS  AND  PROCEDURES

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

PART  II  -  OTHER  INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In November 2004, the Company agreed to issue 18,241,000 restricted shares of the Company's common stock to two individuals and one entity in connection with a debt conversion agreement. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

In November 2004, the Company agreed to issue 100,000 restricted shares of the Company's Common Stock to an individual for legal services rendered. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM  5.  OTHER  INFORMATION

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

On October 5, 2004, Miles M. Raper, resigned from his positions as the Company's Chairman of Audit Committee and Director.

On October 6, 2004, Donald P. Moore, resigned from his positions as the Company's General Counsel, Vice President of Business Development and Director.

On October 20, 2004, the Company appointed Marcos Lenkovski to fill one of the vacancies on the Company's Board of Directors and to serve as Chairman of the Audit Committee. Mr. Lenkovski has over 20 years experience in the cosmetics and fragrance distribution business and holds an engineering degree from the University of Lima, Peru and a masters degree in industrial management from the State University of New York.

On October 20, 2004, Michael B. Wellikoff withdrew his resignation from the Company, which was given on October 8, 2004, it was accepted by the Company and he will continue to serve as a Director of the Company. Lucien Lallouz, the Company's Chief Executive Officer will take Mr. Wellikoff's former position as Chairman of the Board of Directors on an interim basis.

In  November  2004,  the  Company  entered  into  a  debt  conversion  agreement
("Agreement") with Lucien Lallouz, the Company's Chief Executive Director, Michael B. Wellikoff, a Director of the Company, and Omniscent Corp., a Florida Corporation, whose president is Sharon Lallouz, the wife of the Company's Chief Executive Officer (collectively the "Parties"). Under the Agreement, the Parties agreed to convert an aggregate of $629,358 of the Company's debt owed to the Parties into an aggregate of 18,241,000 shares of the Company's common stock.

In November 2004, the Company entered into a Manufacturing and Distribution Agreement ("M&D Agreement") with Boom LLC, a New York Limited Liability Company ("Boom"). Under the M&D Agreement, the Company agreed to assign to Boom all rights, title and interest held by the Company to a licensing agreement (the "License") with Major League Baseball ("MLB") to develop and market a MLB line of personal care products, pending MLB approval. If approved by MLB, Boom will pay the Company an advance against royalties of Ten Thousand Dollars ($10,000) and will perform all the remaining obligations of the Company's License with MLB, including the payment of royalties on the net sales of the brand as prescribed in the License. Boom will remit to the Company at the same time as it pays the MLB royalties, a royalty payment equal to 2.5% of the net sales of MLB personal care products over and above the royalties due to MLB. In the event MLB rejects the Company's application to assign the License, Boom will continue as the exclusive manufacturer and distributor of the brand for the Company concurrent with the Company's rights under the License.

In November 2004, the Company agreed to assign their license with Gund, Inc. ("Gund") to Omniscent Corp. for nominal consideration. Along with the transfer of the Company's license, Omniscent assumed all of the Company's liabilities under the license with Gund.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)     Index to Exhibits.

EXHIBIT NO.   DESCRIPTION OF EXHIBIT

3.01          Articles  of  Incorporation(1)
3.02          Bylaws(1)
10.1          Conversion of Debt to Equity Agreement(2)
10.2          Exclusive Manufacturing and Distribution Agreement(2)
10.3          Assignment of Gund, Inc. Agreement(2)
31.1          Certification by Chief Executive Officer pursuant to Section 302*
31.2          Certification by Interim Chief Financial Officer pursuant to
              Section 302*
32.1          Section 906 Certification by Chief Executive Officer*
32.2          Section 906 Certification by Interim Chief Financial Officer*

(1) Previously filed, and incorporated by reference, to exhibit in the Company's Registration Statement on Form S-1, as amended (File No. 333-91177), initially filed on November 17, 1999 ("Form S-1").

(2) Previously filed as an exhibit to the Form 8-K filed with the SEC on November 8, 2004, and incorporated by reference.

*    Attached  hereto.

(b)     Reports on Form 8-K.

The Company filed a Form 8-K on November 8, 2004, to report that the Company had entered into a debt conversion agreement with two individuals and an entity, the Company had entered into a manufacturing and distribution agreement, the Company had assigned a license with Gund, Inc. to Omniscent Corp., the Company had issued 18,241,000 restricted shares of the Company's common stock to two individuals and one entity in connection with the debt conversion agreement, the Company had issued 100,000 restricted shares of the Company's common stock to an individual, the control of the Company had changed, and to detail changes in the Company's board of directors.

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

Date:      November 15, 2004