Form 10QSB
period 2004-12-31
Taylor Madison Corp
filed 2005-02-22
CIK 1093837

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

             Quarterly Report pursuant to Section 13 or 15(d) of the
                    [X]       Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of February 15, 2004, 28,400,889 shares of Common Stock, $.001 par value were outstanding ("Common Stock"). This number does not take into account approximately 2,609,516 shares which the transfer agent reflects as issued and outstanding of which the Company anticipates to cancel a minimum of 1,000,000 shares.

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
Item  6.  Exhibits  and  Reports  on  Form  8-K                               15

PART  I.   FINANCIAL  INFORMATION


ITEM1.   FINANCIAL  STATEMENTS  (UNAUDITED)

                                       Taylor Madison Corp. and Subsidiaries
                                       Condensed Consolidated Balance Sheets

                                                                               December 31,            June 30,
                                                                                  2004                   2004
                                                                                Unaudited               Audited
                                                                              -------------           ------------
                                    ASSETS
Current assets:
Cash and cash equivalents                                                     $      2,780           $      2,759
Shareholder receivable                                                                   -                  4,835
Prepaid expenses and other current assets                                            8,800                 70,300
                                                                              -------------           ------------
Total current assets                                                                11,580                 77,894
                                                                              -------------           ------------
Total assets                                                                  $     11,580           $     77,894
                                                                              =============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Accounts payable                                                              $    116,962           $    132,850
Accrued payroll  and other expenses                                                 58,118                385,950
Income tax payable                                                                  29,120                 29,120
Loan payable related party                                                          47,000                165,000
                                                                              -------------           ------------
Total current liabilities                                                          251,200                712,920
                                                                              -------------           ------------
Commitments and contingencies

Shareholders' equity (deficiency):
Preferred shares, $0.001 par value, 10 million shares
authorized, no shares issued and outstanding                                             -                      -
Common shares, $0.001 par value, 50 million shares authorized
28,400,889 and 8,860,889 shares issued and outstanding respectively.                28,401                  8,861
Additional paid-in capital                                                      11,803,893             11,138,734
Accumulated deficit                                                            (12,071,914)           (11,782,621)
                                                                              -------------           ------------
Total shareholders' equity (deficiency)                                           (239,620)              (635,026)
                                                                              -------------           ------------
Total liabilities and shareholders' equity (deficiency)                       $     11,580           $     77,894
                                                                              =============           ============
         The accompanying notes are an integral part of these condensed consolidated financial statements.



                      Taylor Madison Corp. and Subsidiaries

                 Condensed Consolidated Statement of Operations

                                  (Unaudited)
                                                            For  the  three-months  ended
                                                            December  31,

                                                                     2004         2003
                                                                 -----------    ----------
Net royalty revenues                                             $         -   $        -
Licensing fees                                                             -       50,000
                                                                 -----------    ----------
Total revenues                                                                     50,000
                                                                               -----------
Cost of net revenues                                                       -            -
                                                                 -----------    ----------
Gross margin                                                               -       50,000
                                                                 -----------    ----------
Operating expenses:
General and administrative expenses                                  128,643      107,489
Royalties                                                                  -       30,000
                                                                 -----------    ----------
Total operating expenses                                             128,643      137,489
                                                                 -----------    ----------
Net (loss)                                                      $   (128,643)  $  (87,489)
                                                                 ===========    ==========
Basic and diluted loss per common share                          $     (0.01)  $    (0.01)
                                                                 ===========    ==========
Weighted average number of common
shares outstanding                                                21,530,329    7,788,889
                                                                 ===========    ==========

         The accompanying notes are an integral part of these condensed consolidated financial statements.



                                               Nimbus Group, Inc. and Subsidiaries
                                          Condensed Consolidated Statement of Operations
                                                           (Unaudited)

                                                                                  For  the  six  months-ended
                                                                                  December 31,
                                                                         -------------------------------------------------------
                                                                                     2004                       2003
Net royalty revenues                                                                              -                       25,867
                                                                         --------------------------    -------------------------
Licensing fees                                                                                    -                      100,000
Total revenues                                                                                    -                      125,867
Cost of net revenues                                                                              -                            -
                                                                         --------------------------    -------------------------
Gross margin                                                                                      -                      125,867
                                                                         --------------------------    -------------------------
Operating expenses:
General and administrative expenses                                                         264,293                      317,040
Royalties                                                                                         -                       30,000
                                                                         --------------------------    -------------------------
Total operating expenses                                                                    264,293                      347,040
                                                                         --------------------------    -------------------------
Net loss from operations                                                                   (264,293)                    (221,173)

Other income/(expense):
Other income/(expense)                                                                      (25,000)                       2,758
                                                                         --------------------------    -------------------------
                                                                                            (25,000)                      2,758
                                                                         --------------------------    -------------------------
Net loss from continuing operations                                                        (289,293)                   (218,415)

Discontinued Operations:
     Gain (Loss) from discontinued operations                                                     -                       86,882
                                                                         --------------------------    -------------------------
Net (loss)                                                            $                   (289,293)  $                 (131,533)
                                                                         ==========================    =========================
Basic and diluted loss per common share from continuing operations                           (0.02)                       (0.03)

Basic and diluted loss per common share from discontinued operations.                             -                        0.01
                                                                         --------------------------    -------------------------
Basic and diluted loss per common share                              $                       (0.02)    $                  (0.02)
                                                                         ==========================    =========================
Weighted average number of common
shares outstanding                                                                       15,160,993                    7,788,889
                                                                         ==========================    =========================
 The accompanying notes are an integral part of these condensed consolidated financial statements.


                                   Taylor Madison Corp. and Subsidiaries
                              Condensed Consolidated Statements of Cash Flows
                                                (Unaudited)

                                                                                   For the six-months
                                                                                   ended December 31,
                                                                           --------------------------------
                                                                              2004                  2003
Cash flows from operating activities:
  Net loss                                                                 $(289,293)            $(131,533)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Stock issued in exchange of liabilities and debt                         684,699                     -
  Change in operating assets and liabilities:
    Accounts receivable                                                            -               100,000
    Shareholder receivables                                                    4,835                20,123
    Prepaid expenses and other current assets                                 61,500               (38,045)
    Accounts payable                                                         (15,888)              (94,297)
    Accrued expenses                                                        (327,832)              135,742
    Amounts due to related party                                            (165,000)                    -
    Deferred revenue                                                               -               (50,000)

      Net cash (used in) provided by operating activities                    (46,979)              (58,010)

Cash flows from financing activities:
  Proceeds from issuance of stock                                                  -                50,000
  Loan from related party                                                     47,000                30,000

      Net cash provided by financing activities                               47,000                80,000


Net increase in cash and cash equivalents                                         21                21,990

Cash and cash equivalents at beginning of period                               2,759                   354

Cash and cash equivalents at end of period                                 $   2,780             $  22,344

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

Prior to September 26, 2001, Take to Auction.com, Inc. ("TTA") sold fragrance products online through multiple distribution channels,. On September 26, 2001, TTA, Taylor Madison Corp. (formerly Nimbus Group Inc.), a Florida corporation and wholly-owned subsidiary of TTA ("Taylor Madison"), and TTA Solutions, Inc., a Florida corporation and wholly-owned subsidiary of Taylor Madison ("TTA Solutions"), entered into an Agreement and Plan of Merger (the "Merger
Agreement"). Additionally, another wholly-owned subsidiary of Taylor Madison, Nimbus Jets, Inc., ("Nimbus Jets") was formed. As a result of the Merger, Taylor Madison (the "Company") became the parent Company of the two wholly-owned subsidiaries, TTA and Nimbus Jets . All revenues generated in fiscal 2002 and prior related solely to TTA. Nimbus Jets and TTA were dormant during the six months ended December 31, 2004. All revenues were generated by the parent company Taylor Madison.

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

The Company had secured a licensing agreement from Major League Baseball Properties to manufacture personal care products under the MLB brand. The license period ran through December 31, 2006 and called for payments to MLB of $135,000 over the life of the license. A $10,000 payment was made in July 2004. The Company has been unable to raise funds to develop these agreements. No revenues have been earned nor have we begun to fulfill our obligations under this agreement. In November 2004, the Company entered into a Manufacturing and Distribution Agreement ("M&D Agreement") with Boom LLC, a New York Limited Liability Company ("Boom"). Under the M&D Agreement, the Company agreed to assign to Boom all rights, title and interest held by the Company to a licensing agreement (the "License") with Major League Baseball ("MLB") to develop and market a MLB line of personal care products, pending MLB approval. If approved by MLB, Boom will pay the Company an advance against royalties of Ten Thousand Dollars ($10,000) and will perform all the remaining obligations of the Company's License with MLB, including the payment of royalties on the net sales of the brand as prescribed in the License. Boom will remit to the Company at the same time as it pays the MLB royalties, a royalty payment equal to 2.5% of the net sales of MLB personal care products over and above the royalties due to MLB. MLB rejected the Company's application to assign the License. MLB has indicated that it will let the Company out of its future obligations under this agreement.

The Company has recently secured a licensing agreement from Gund, Inc. to manufacture personal care products under the Gund brand. The license period runs through April 30, 2009 and calls for payments of $295,000 over the life of the contract. The initial $25,000 payment was made when the agreement was signed. The next payment of $25,000 was due in August 2005. The Company has been unable to raise funds to develop these agreements. No revenues have been earned nor have we begun to fulfill our obligations under this agreement. In November 2004, the Company agreed to assign their license with Gund, Inc. ("Gund") to Omniscent Corp., a related party, for nominal consideration. Along with the transfer of the Company's license, Omniscent assumed all of the Company's liabilities under the license with Gund. The initial payment for $25,000 was expensed as a result of the November 2004 agreement.

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

NOTE  2.  ACCOUNTING  POLICIES:

BASIS  OF  PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company and subsidiaries in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005.

The balance sheet information at December 31, 2004 has been derived from the unaudited financial statements at that date.

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

NOTE  3.  GOING  CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company has incurred net losses since inception in the amount of approximately $12.1 million and has a deficiency in working capital of approximately $239,620 at December 31, 2004. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's continuation as a going concern is dependent upon future events, including obtaining financing adequate to support the Company's cost structure and business plans.

NOTE  4.  RELATED  PARTY  TRANSACTIONS

Omniscent Corp., a related party, loaned the Company $47,000, which is an interest free loan due on demand.

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

Mr. Lallouz has also agreed to purchase $200,000 of our common stock at $0.05 per share. As of the filing of this report, Mr. Lallouz has purchased 1,200,000 shares in exchange for $60,000 of accrued expenses.

In November 2004, the Company entered into a Manufacturing and Distribution Agreement ("M&D Agreement") with Boom LLC, a New York Limited Liability Company ("Boom"). Under the M&D Agreement, the Company agreed to assign to Boom all rights, title and interest held by the Company to a licensing agreement (the "License") with Major League Baseball ("MLB") to develop and market a MLB line of personal care products, pending MLB approval. If approved by MLB, Boom will pay the Company an advance against royalties of Ten Thousand Dollars ($10,000) and will perform all the remaining obligations of the Company's License with MLB, including the payment of royalties on the net sales of the brand as prescribed in the License. Boom will remit to the Company at the same time as it pays the MLB royalties, a royalty payment equal to 2.5% of the net sales of MLB personal care products over and above the royalties due to MLB. MLB rejected the Company's application to assign the License. MLB has indicated that it will let the Company out of its future obligations under this agreement.

In November 2004, the Company agreed to assign their license with Gund, Inc. ("Gund") to Omniscent Corp., a related party, for nominal consideration. Along with the transfer of the Company's license, Omniscent assumed all of the Company's liabilities under the license with Gund.

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

PLAN  OF  OPERATION

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

In November 2004, the Company entered into a Manufacturing and Distribution Agreement ("M&D Agreement") with Boom LLC, a New York Limited Liability Company ("Boom"). Under the M&D Agreement, the Company agreed to assign to Boom all rights, title and interest held by the Company to a licensing agreement (the "License") with Major League Baseball ("MLB") to develop and market a MLB line of personal care products, pending MLB approval. If approved by MLB, Boom will pay the Company an advance against royalties of Ten Thousand Dollars ($10,000) and will perform all the remaining obligations of the Company's License with MLB, including the payment of royalties on the net sales of the brand as prescribed in the License. Boom will remit to the Company at the same time as it pays the MLB royalties, a royalty payment equal to 2.5% of the net sales of MLB personal care products over and above the royalties due to MLB. MLB rejected the Company's application to assign the License. MLB has indicated that it will let the Company out of its future obligations under this agreement.

     In November 2004, the Company agreed to assign their license with Gund, Inc. ("Gund") to Omnicent Corp., a related party, for nominal consideration. Along with the transfer of the Company's license, Omnicent assumed all of the Company's liabilities under the license with Gund.

RESULTS  OF  OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2003

NET REVENUES. There were no revenues recorded for the three-month period ended December 31, 2004 compared to $50,000 for the three-month period ended December 31, 2003. The 2003 revenues consisted of royalties earned in connection with the Victory International LLC royalty agreement. Victory no longer distributes this brand and the agreement has been terminated.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses for the three-month period ended December 31, 2004 and 2003 were $128,643 and $107,489, respectively. The increase in general and administrative expenses was mainly attributable to a non-reoccurring change of $38,000 in professional fees during the six months ended December 31, 2004.

ROYALTIES. The Company had $0 in royalty expenses for the three months ended December 31, 2004, as compared to $30,000 in royalty expense for the three months ended December 31, 2003.

NET INCOME. The net loss totaled $(128,643) for the three months ended December 31, 2004 as compared to $(87,489) for the three months ended December 31, 2003. This was due to the lack of revenues for the current period, as compared to the earlier period. The increase in net loss is directly attributable to a one time charge of $38,000 for professional fees.

FOR  THE  SIX  MONTHS  ENDED  DECEMBER 31, 2004 COMPARED TO THE SIX MONTHS ENDED
DECEMBER  31,  2003

NET REVENUES. There were no revenues recorded for the six-month period ended December 31, 2004 compared to $125,867 for the six-month period ended
December 31, 2003. The 2003 revenues consisted of $100,000 in licensing fees and $25,867 in net royalty revenues, which were earned in connection with the Victory International LLC royalty agreement. Victory no longer distributes this brand and the agreement has been terminated.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses for the six-month period ended December 31, 2004 and 2003 were $264,293 and $317,040, respectively. The decrease in general and administrative expenses was mainly attributable to the Company having less operations in the current year and decreases in salaries paid from the previous year. General and administrative expenses included a non-reoccurring charge of $38,000 in professional fees during the six months ended December 31, 2004.

ROYALTIES. The Company had $0 in royalty expenses for the six months ended December 31, 2004, as compared to $30,000 in royalty expense for the six months ended December 31, 2003.

OTHER INCOME. The Company had other expense of $25,000 for the six months ended December 31, 2004, attributable to the Company's first $25,000 payment under the Gund contract, which was later assigned to Omniscent, for nominal consideration.

NET INCOME The Company's net loss totaled $(289,293) for the six months ended December 31, 2004 as compared to $(131,533) for the six months ended December 31, 2003. The increase in the net loss is attributed to the lack of royalty revenue which existed in 2003 and a one time charge of $38,000 in professional fees during the six months ended December 31, 2004.

LIQUIDITY  AND  CAPITAL  RESOURCES

Our principal capital requirements during the next 12 months will be used to fund the operations of our future business plan. We have had negative cash flows since inception, resulting primarily from our wholly owned subsidiary, TTA. Our working capital has been provided primarily by the proceeds from private placements and loans from affiliates.

At December 31, 2004 we had current assets of $11,580, consisting of Cash and cash equivalents of $2,780 and prepaid expenses of $8,800 and current liabilities of $251,200, which consisted of Accounts payable of $116,962, accrued payroll and other expenses of $58,118, income tax payable of $29,120 and loan payable to a related party of $47,000, which was given to the Company in the form of a loan from Omniscent, whose president is wife of the Company's Chief Executive Officer. Our working capital deficit totaled ($239,620) at December 31, 2004. At December 31, 2004 we had total assets of $11,580, consisting of current assets and total liabilities of $251,200, consisting of current liabilities.

Net cash used in operating activities totaled $46,979 for the six months ended December 31, 2004, which included ($289,293) in net loss, $684,699 in stock issued in exchange of liabilities and debt, $4,835 in shareholder receivables, $61,500 in prepaid expenses and other current assets, ($15,888) in accounts payable, ($327,832) of accrued expenses and ($165,000) of amounts due to related party, which was paid to Omniscent in shares of Common Stock in consideration of money loaned to the Company.

Cash flows from financing activities for the six months ended December 31, 2004 were $47,000, which was represented by loans from Omniscent. Omniscent Corp. loaned our Company $47,000, which is an interest free loan due on demand.

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

The  Company  is seeking to raise $6.5 million to further its business strategy.
The Company has a commitment from Lucien Lallouz, its Chief Executive Officer, to purchase up to $200,000 of our Common Stock at $.05 per share. As of the date of this report, Mr. Lallouz has purchased 1,200,000 shares for $60,000, of which no shares have been issued to date. Other than Mr. Lallouz's subscription, the Company has no commitments from officers, directors or affiliates to provide funding. The failure of the Company to obtain adequate additional financing may require the Company to delay, curtail or scale back some or all of its operations, sales, and marketing efforts. Any additional financing may involve dilution to the Company's then-existing shareholders. The Company may also seek to enter into a merger or acquisition.

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

INCOME  TAXES

The Company utilizes the asset and liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2004, a 100% valuation allowance was made.

SIMPLE  IRA  PLAN

The Company sponsored the Nimbus Group, Inc. SIMPLE IRA Plan (the "Plan"), a defined contribution plan provided pursuant to the requirements of the Internal Revenue Code of 1986, as amended. All employees were eligible to participate in the Plan as of the first day of any month. Participants made pre-tax contributions to the Plan subject to a statutorily prescribed annual limit. The Company was required to make matching contributions, not to exceed 3% of a participant's annual compensation, to the Plan. Each participant was fully vested in their account, including the participant's contributions, the Company's matching contribution and the investment earnings thereon. Contributions by the participants or by the Company to the Plan, and the income earned on such contributions, are generally not taxable to the participants until withdrawn. Contributions by the Company are generally deductible by the Company when made. The participant's and the Company's contributions are held in an IRA. The Company had accrued a matching contribution to the Plan at June 30, 2003 of approximately $28,000. As of December 31, 2004, this amount remains unpaid.

GOING  CONCERN

Our auditors have expressed doubt as to whether we can continue as a going concern. The Company has incurred net losses since inception in the amount of approximately $12.1 million and had a deficiency in working capital of approximately $239,620 as of December 31, 2004. These factors, among others, indicate that we may not be able to continue as a going concern. The Company's continuation as a going concern is dependent upon future events, including obtaining financing adequate to support the Company's cost structure and business plans, of which there can be no assurance.

WARRANTS

As required by Statement of Financial Position No. 123, ("SFAS No. 123") the Company accounts for warrants issued to non-employees not issued in conjunction with debt by amortizing the fair value of such warrants over the vesting period.

COMPREHENSIVE  INCOME

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), establishes standards for recording and displaying comprehensive income and its components. SFAS No. 130 requires certain components of equity to be recorded as other comprehensive income. The Company has no items requiring comprehensive income disclosure during the three months ended December 31, 2004 and 2003.

RISK  FACTORS
-------------

Risks  Relating  to  Our  Business

WE HAVE A PRESENT NEED FOR CAPITAL IN ADDITION TO A $200,000 COMMITMENT FROM OUR CHIEF EXECUTIVE OFFICER.

It is imperative that we raise at least $5 million of financing during the next twelve (12) months in order to enter into a license agreement, to fully implement our business plan and to continue with our current operations, which is in addition to a $200,000 commitment from Lucien Lallouz, our Chief Executive Officer. Mr. Lallouz agreed to purchase $200,000 of our Common Stock at $0.05 per share. As of the filing of this report, Mr. Lallouz has purchased 1,200,000 shares in exchange for $60,000 (or $0.05 per share). The Company does not have any other commitments or identified sources of additional capital from third parties or from the Company's other officers or directors. There is no assurance that additional financing will be available on favorable terms, if at all. If additional financing is available, it may involve issuing securities senior to our Common Stock or equity financings which cause dilution to our existing stockholders. If the Company is unable to raise additional financing, it would have a materially adverse effect upon the Company's ability to fully implement its business plan or to continue with its current operations.

OUR AUDITORS HAVE EXPRESSED AN OPINION THAT THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

In its report dated October 8, 2004, De Meo, Young McGrath expressed an opinion that there is substantial doubt about our ability to continue as a going concern primarily because of our dependence on outside financing, lack of sufficient working capital, recurring losses from operations and discontinued operations. We have incurred net losses since inception in the amount of approximately $12.1 million and, as of December 31, 2004, had a deficiency in working capital of approximately $239,620. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from our inability to continue as a going concern. Our continuation as a going concern is dependent upon future events, including obtaining at least $5 million of additional financing (discussed above) to support the Company's cost structure and business plan. If we are unable to continue as a going concern, you will lose your entire investment.

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

ITEM  6.      EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Index  to  Exhibits.

EXHIBIT  NO.        DESCRIPTION  OF  EXHIBIT

3.01          Articles  of  Incorporation(1)
3.02          Bylaws(1)
10.1          Conversion  of  Debt  to  Equity  Agreement(2)
10.2          Exclusive  Manufacturing  and  Distribution  Agreement(2)
10.3          Assignment  of  Gund,  Inc.  Agreement(2)
31.1          Certification  by Chief Executive Officer pursuant to Section 302*
31.2          Certification  by  Chief  Financial  Officer  pursuant  to
              Section  302*
32.1          Section  906  Certification  by  Chief  Executive  Officer*
32.2          Section  906  Certification  by  Chief  Financial  Officer*

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

                              TAYLOR  MADISON

                              By:  /s/  Lucien  Lallouz
                                  -------------------
                                  Lucien  Lallouz
                                  Chief  Executive  Officer

                              By:  /s/  Timothy  Hart
                                  --------------------------
                                  Timothy  Hart
                                  Chief  Financial  Officer

Date:      February  22,  2005