Form 10QSB
period 2005-03-31
Taylor Madison Corp
filed 2005-05-23
CIK 1093837

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


(Mark  One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                              For  the  quarterly  period  ended  March 31, 2005

[ ]     TRANSITION  REPORT  UNDER  SECTION  13  OR  15(D)  OF THE  EXCHANGE ACT

                         For  the  transition period from         to
                                                          --------  ----------

                         Commission File No.   000-15034


                              TAYLOR MADISON CORP.
        (Exact Name of Small Business Issuer as Specified in Its Charter)


           FLORIDA                                      01-0656115
           -------                                      ----------
(State  or Other Jurisdiction of          (I.R.S. Employer  Identification  No.)
  Incorporation or Organization)


                          5422 CARRIER DRIVE, SUITE 306
                              ORLANDO, FLORIDA 32819
                              ----------------------
                    (Address of Principal Executive Offices)


                                 (407) 354-1222
                                 --------------
                           (Issuer's Telephone Number)


                2875 NE 191St Street, Suite PH 2, Aventura, FL  33180
                -----------------------------------------------------
    (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                     Report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 20, 2005, 30,911,405 shares of the Issuer's common stock, par value $.001, were outstanding.

Transitional  Small  Business  Disclosure  Format  (check one): Yes [ ]  No [X]

TAYLOR  MADISON  CORP.  AND  SUBSIDIARIES
TABLE  OF  CONTENTS


Page
----
PART  I.     FINANCIAL  INFORMATION

Item  1.  Financial  Statements                                                1
Item  2.  Management's  Discussion  and Analysis or Plan of Operation         10
Item  3.  Controls  and  Procedures                                           14

PART  II.    OTHER  INFORMATION

Item  1.  Legal  Proceedings                                                  15
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         15
Item  3.  Defaults  Upon  Senior  Securities                                  15
Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders         15
Item  5.  Other  Information                                                  15
Item  6.  Exhibits                                                            15

PART  I.   FINANCIAL  INFORMATION

ITEM 1.   FINANCIAL  STATEMENTS  (UNAUDITED)


                              Taylor Madison Corp. and Subsidiaries
                              Condensed Consolidated Balance Sheets

                                                                    March 31, 2005  June 30, 2004
                                                                       Unaudited       Audited
                                                                     -------------  -------------
                             ASSETS
Current assets:
Cash and cash equivalents                                            $      2,156   $      2,759
Shareholder receivable                                                          -          4,835
Prepaid expenses and other current assets                                   7,300         70,300
                                                                     -------------  -------------
Total current assets                                                        9,456         77,894
                                                                     -------------  -------------
Total assets                                                         $      9,456   $     77,894
                                                                     =============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Accounts payable                                                     $    120,360   $    132,850
Accrued payroll  and other expenses                                       160,618        385,950
Income tax payable                                                         32,513         29,120
Loan payable related party                                                 56,971        165,000
                                                                     -------------  -------------
Total current liabilities                                                 370,462        712,920
                                                                     -------------  -------------

Commitments and contingencies

Shareholders' equity (deficiency):
Preferred shares, $0.001 par value, 10 million shares
authorized, no shares issued and outstanding                                    -              -
Common shares, $0.001 par value, 50 million shares authorized
30,911,405 and 8,860,889 shares issued and oustanding respectively         30,911          8,861
Additional paid-in capital                                             11,801,383     11,138,734
Accumulated deficit                                                   (12,193,300)   (11,782,621)
                                                                     -------------  -------------
Total shareholders' equity (deficiency)                                  (361,006)      (635,026)
                                                                     -------------  -------------
Total liabilities and shareholders' equity (deficiency)              $      9,456   $     77,894
                                                                     =============  =============

    The accompanying notes are an integral part of these condensed consolidated financial statements.


                      Taylor Madison Corp. and Subsidiaries
                 Condensed Consolidated Statement of Operations
                                  (Unaudited)


                                                         For the nine months-ended
                                                                 March 31,
                                                  -------------------------------------
                                                         2005                2004
                                                  ------------------  -----------------
Net royalty revenues                               $             -     $         25,867
Sales of products                                                -              101,231
Licensing fees                                                   -              150,000
                                                  ------------------  -----------------
  Total revenues                                                 -              277,098

Cost of sales                                                    -               72,493
                                                  ------------------  -----------------

Gross margin                                                     -              204,605
                                                  ------------------  -----------------

Operating expenses:
  General and administrative expenses                       360,679            313,569
  Royalties                                                      -              30,000
                                                  ------------------  -----------------
Total operating expenses                                    360,679            343,569
                                                  ------------------  -----------------
Net loss from operations                                   (360,679)          (138,964)

Other income/(expense):
  Interest (expense) income, net                                 -                   -
  Other income/(expense)                                    (50,000)             2,758
                                                  ------------------  -----------------
                                                            (50,000)             2,758
                                                  ------------------  -----------------

Net (loss)                                         $       (410,679)   $      (136,206)
                                                  ==================  =================

Basic and diluted loss per common share            $          (0.02)   $         (0.02)
                                                  ==================  =================

Weighted average number of common
shares outstanding                                       19,525,578          8,036,482
                                                  ==================  =================

         The accompanying notes are an integral part of these condensed consolidated financial statements.


                      Taylor Madison Corp. and Subsidiaries
                 Condensed Consolidated Statement of Operations
                                  (Unaudited)

                                                         For the three months-ended
                                                                 March 31,
                                                  -------------------------------------
                                                         2005                2004
                                                  ------------------  -----------------

Net royalty revenues                               $              -    $              -
Sales of products                                                 -             101,600
Licensing fees                                                    -              50,000
                                                  ------------------  -----------------
  Total revenues                                                  -             151,600

Cost of sales                                                     -              72,493
                                                  ------------------  -----------------

Gross margin                                                      -              79,107
                                                  ------------------  -----------------

Operating expenses:
  General and administrative expenses                        96,386              83,412
  Royalties                                                       -                   -
                                                  ------------------  -----------------
Total operating expenses                                     96,386              83,412
                                                  ------------------  -----------------
Net loss from operations                                    (96,386)            (4,305)

Other income/(expense):
  Interest (expense) income, net                                  -                   -
  Other income/(expense)                                    (25,000)                  -
                                                  ------------------  -----------------
                                                            (25,000)                  -

                                                  ------------------  -----------------

Net (loss)                                         $       (121,386)   $        (4,305)
                                                  ==================  =================


Basic and diluted loss per common share            $         (0.00)    $         (0.00)
                                                  ==================  =================

Weighted average number of common
shares outstanding                                       30,911,405           8,637,109
                                                  ==================  =================


          The accompanying notes are an integral part of these condensed consolidated financial statements.



                      Taylor Madison Corp. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                            For  the  nine-months
                                                              ended  March  31,
                                                          ------------------------
                                                              2005        2004
                                                           ----------  ----------
Cash flows from operating activities:
  Net loss                                                 $(410,679)  $(136,206)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Issuance of stock for services                                 -      16,000
  Change in operating assets and liabilities:
    Accounts receivable                                            -      48,400
    Shareholder receivables                                    4,835      20,123
    Prepaid expenses and other current assets                 63,000     (38,000)
    Accounts payable                                         (12,490)    (61,627)
    Accrued expenses                                         294,367      92,232
    Deferred revenue                                               -    (100,000)
    Income tax payable                                         3,393           -
                                                           ----------  ----------
      Net cash (used in) provided by operating activities    (57,574)   (159,078)
                                                           ----------  ----------
Cash flows from financing activities:
  Proceeds from issuance of stock                                  -     151,360
  Loans                                                       56,971      30,000
                                                           ----------  ----------
      Net cash provided by financing activities               56,971     181,360
                                                           ----------  ----------


Net increase in cash and cash equivalents                       (603)     22,282

Cash and cash equivalents at beginning of period               2,759         354
                                                           ----------  ----------
Cash and cash equivalents at end of period                 $   2,156   $  22,636
                                                           ==========  ==========
Supplemental non-cash financing transactions:
    Stock issued in exchange of debt                       $ 684,699   $       -
                                                           ==========  ==========

          The accompanying notes are an integral part of these condensed consolidated financial statements.

                    TAYLOR  MADISON  CORP.  AND  SUBSIDIARIES
                 NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

NOTE  1.  NATURE  OF  OPERATIONS  AND  DISCONTINUED  OPERATIONS:


At the Company's annual shareholders meeting on March 31, 2004, it was resolved and approved to change the Company's name from Nimbus Group, Inc. to Taylor Madison Corp.

Currently, Taylor Madison Corp. (hereinafter, the "Company," the "Registrant," or "Taylor Madison") is exploring the viability of acquiring an operating company.

Previously, the Company's focus was set on implementing its plan for the development and wholesale distribution of fragrances, skincare products and other products both proprietary and under license. In connection with such plan for the development and wholesale distribution of fragrances, skincare products and other products, the Company had acquired licensing rights to certain brands that enabled the Company to enter into sub-licensing and distribution agreements that generated income for the Company in 2004. The Company anticipates discontinuing such operations.

The first brand acquired by the Company was Cara Mia. The Company acquired the licensing rights for this brand from Omniscient Corp. a related party, and began distribution of this brand through a licensing agreement with Victory International (USA) LLC. Cara Mia Skincare initially launched in Puerto Rico with four products created specifically as skincare solutions. Victory no longer distributes the Cara Mia brand and the agreement with Victory has since been terminated.

The Company had secured a licensing agreement from Major League Baseball Properties ("MLB") to manufacture personal care products under the MLB brand (the "MLB Licensing Agreement"). The license period ran through December 31, 2006 and called for payments to MLB of $135,000 over the life of the license. A $10,000 payment was made in July 2004. The Company has been unable to raise funds to develop these agreements. No revenues have been earned nor has the Company fulfilled its obligations under this agreement. In November 2004, the Company entered into a Manufacturing and Distribution Agreement ("M&D Agreement") with Boom LLC, a New York limited liability company ("Boom"). Under the M&D Agreement, the Company agreed to assign to Boom all rights, title and interest held by the Company to the MLB Licensing Agreement, pending MLB approval. If approved by MLB, Boom would have paid the Company an advance against royalties of Ten Thousand Dollars ($10,000) and would have performed all the remaining obligations of the Company under the MLB License Agreement, including the payment of royalties on the net sales of the brand as prescribed in the license agreement. The M&D Agreement required Boom to remit to the Company at the same time as it paid royalties to MLB, a royalty payment equal to 2.5% of the net sales of MLB personal care products, over and above the royalties due to MLB. MLB rejected the Company's application to assign the MLB License Agreement to Boom. MLB has indicated that it will let the Company out of its future obligations under this agreement.

The Company had entered into a licensing agreement with Gund, Inc. ("Gund") to manufacture personal care products under the Gund brand (the "Gund License Agreement"). The license period runs through April 30, 2009 and calls for payments of $295,000 over the life of the contract. The initial $25,000 payment was made when the Gund License Agreement was signed. In November 2004, the Company assigned the Gund License Agreement to Omniscent Corp., a related party, for nominal consideration. Along with the transfer of the Company's license, Omniscent assumed all of the Company's liabilities under the license with Gund. The initial payment for $25,000 was expensed as a result of the November 2004 assignment to Omniscent. The next payment of $25,000 is due in August 2005. No revenues were earned by the Company and the Company has not fulfilled its obligations under this agreement.

The Company only distributed its product lines via licensed wholesale distributors that service specialty retail stores across the United States and to worldwide importers and exclusive distributors. The Company does not directly manufacture any product or take positions in inventory. The Company anticipates discontinuing its plan for the development and wholesale distribution of fragrances, skincare products and other products both proprietary and under license.

Prior to September 26, 2001, Take to Auction.com, Inc. ("TTA") sold fragrance products online through multiple distribution channels. On September 26, 2001, TTA, Taylor Madison, formerly Nimbus Group Inc., a Florida corporation and wholly-owned subsidiary of TTA, and TTA Solutions, Inc., a Florida corporation and wholly-owned subsidiary of Taylor Madison ("TTA Solutions"), entered into an Agreement and Plan of Merger (the "Merger Agreement"). Additionally, another wholly-owned subsidiary of Taylor Madison, Nimbus Jets, Inc. ("Nimbus Jets"), was formed. As a result of the merger, Taylor Madison became the parent company of the two wholly-owned subsidiaries, TTA and Nimbus Jets. All revenues generated in fiscal 2002 and prior related solely to TTA. Nimbus Jets and TTA were dormant during the nine months ended March 31, 2005. Any and all revenues were generated by the parent company, Taylor Madison.

During January 2002, the Company's Board adopted a formal plan of disposal of TTA, in connection with an overall strategic program designed to focus the Company's resources on Nimbus Jets and the development of a national air taxi service. The Company has since abandoned its efforts to develop a national air taxi service.

NOTE  2.  ACCOUNTING  POLICIES:

BASIS  OF  PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company and subsidiaries in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005.

The balance sheet information at March 31, 2005 has been derived from the unaudited financial statements at that date.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Report on Form 10-KSB for the fiscal year ended June 30, 2004.

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


NOTE  3.  GOING  CONCERN

The accompanying consolidated financial statements have been prepared on a going- concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company has incurred net losses since inception in the amount of approximately $12.2 million and has a deficiency in working capital of approximately $361,006 at March 31, 2005. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's continuation as a going concern is dependent upon future events, including obtaining financing adequate to support the Company's cost structure and business plans.

NOTE  4.  RELATED  PARTY  TRANSACTIONS

Omniscent Corp., a related party, loaned the Company $56,971, which is an interest free loan due on demand.

In  November  2004,  the  Company  entered  into  a  debt  conversion  agreement
("Agreement") with Lucien Lallouz, the Company's Chief Executive Officer and a director; Michael B. Wellikoff, a director of the Company; and Omniscent Corp., a Florida Corporation, whose president is Sharon Lallouz, the wife of the Company's Chief Executive Officer (collectively the "Parties"). Under the debt conversion agreement, the Parties agreed to convert an aggregate of $629,358 of the Company's debt owed to the Parties into an aggregate of 18,241,000 shares of the Company's common stock.

The Company had a commitment from Lucien Lallouz, its Chief Executive Officer, to purchase up to 4,000,000 shares of our common stock for up to a total of $200,000 at a purchase price of $.05 per share. As of the filing of this report, Mr. Lallouz has purchased 1,200,000 shares in exchange for $60,000 of accrued expenses.

In November 2004, the Company entered into a Manufacturing and Distribution Agreement ("M&D Agreement") with Boom LLC, a New York Limited Liability Company ("Boom"). Under the M&D Agreement, the Company agreed to assign to Boom all rights, title and interest held by the Company to the MLB Licensing Agreement, pending MLB approval. If approved by MLB, Boom would have paid the Company an advance against royalties of Ten Thousand Dollars ($10,000) and would have performed all the remaining obligations of the Company under the MLB License Agreement, including the payment of royalties on the net sales of the brand as prescribed in the license agreement. The M&D Agreement required Boom to remit to the Company at the same time as it paid royalties to MLB, a royalty payment equal to 2.5% of the net sales of MLB personal care products, over and above the royalties due to MLB. MLB rejected the Company's application to assign the MLB License Agreement to Boom. MLB has indicated that it will let the Company out of its future obligations under this agreement.

In November 2004, the Company assigned their license with Gund, Inc. ("Gund") to Omniscent Corp., a related party, for nominal consideration. Along with the transfer of the Company's license, Omniscent assumed all of the Company's liabilities under the license with Gund.

NOTE  5.     INCOME  TAXES

The Company utilizes the asset and liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when it is more likely than not that some or all of the deferred tax assets will not be realized. At March 31, 2005, a 100% valuation allowance was made.

NOTE  6.     SIMPLE  IRA  PLAN

The Company sponsored the Nimbus Group, Inc. SIMPLE IRA Plan (the "Plan"), a defined contribution plan provided pursuant to the requirements of the Internal Revenue Code of 1986, as amended. All employees were eligible to participate in the Plan as of the first day of any month. Participants made pre-tax contributions to the Plan subject to a statutorily prescribed annual limit. The Company was required to make matching contributions, not to exceed 3% of a participant's annual compensation, to the Plan. Each participant was fully vested in their account, including the participant's contributions, the Company's matching contribution and the investment earnings thereon. Contributions by the participants or by the Company to the Plan, and the income earned on such contributions, are generally not taxable to the participants until withdrawn. Contributions by the Company are generally deductible by the Company when made. The participant's and the Company's contributions are held in an IRA. The Company had accrued a matching contribution to the Plan at June 30, 2003 of approximately $28,000. As of March 31, 2005, this amount remains unpaid.

NOTE  7.     WARRANTS

As required by Statement of Financial Position No. 123 ("SFAS No. 123"), the Company accounts for warrants issued to non-employees not issued in conjunction with debt by amortizing the fair value of such warrants over the vesting period.

NOTE  8.     COMPREHENSIVE  INCOME

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), establishes standards for recording and displaying comprehensive income and its components. SFAS No. 130 requires certain components of equity to be recorded as other comprehensive income. The Company had no items requiring comprehensive income disclosure during the three months ended March 31, 2005 and 2004.

NOTE  9.     SUBSEQUENT  EVENTS

On May 6, 2005, the Company entered into a Share Exchange Agreement (the "Share Exchange Agreement) with Telzuit Technologies, LLC,, Telzuit Technologies, Inc., Michael J. Vosch, James P. Tolan, Don Sproat, and Chris Phillips, as authorized representative for each of the persons that purchased 10% Convertible Promissory Debentures issued by the Registrant. Pursuant to the Share Exchange Agreement, the Registrant acquired from Telzuit Technologies, LLC all of the issued and outstanding capital stock of Telzuit Technologies, Inc. in exchange for 2,207,723 shares of the Registrants newly created Series B Preferred Stock (the "Telzuit Acquisition"). See, Certificate of Designations, Preferences, and Rights of the Series B Preferred Stock attached as Exhibit 99.1 attached to the Company's 8-K filed on May 12, 2005. The Telzuit Acquisition closed on May 6, 2005. Upon completion of the Acquisition, Telzuit Technologies, Inc. became a wholly owned subsidiary of Registrant. Telzuit Technologies, Inc. develops and sells wireless medical monitoring devices and services. The initial product of Telzuit Technologies, Inc., which has been named the "Bio-Patch Wireless Heart Monitor" is attached to a patient's chest and consists of six (6) electrodes that are imbedded in a disposable bandage strip. The Bio-Patch captures electrical impulses of the patient's heart and transmits this information to a cellular telephone / PDA that the patient carries. This cellphone / PDA records the electrical activity of the patient's heart. Every two (2) to four (4) hours, the recorded information is sent through cellular telephone towers, frame relay systems and switching stations. Ultimately, the recorded heart activity information is received by our data center, where it is processed using licensed software to derive a 12 lead ECG and then passed to the physician for evaluation.

In addition, on May 6, 2005, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with Lucien Lallouz, Michael B. Wellikoff, Taylor Madison Holdings, Inc., a Florida corporation, and Chris Phillips, as authorized representative for each of the persons that purchased the 10% Convertible Debentures issued by Registrant. Pursuant to the Securities Purchase Agreement and Share Exchange Agreement, the Company issued on May 6, 2005: (a) 10% Convertible Debentures having an aggregate original principal balance of $565,000; and (b) Class A warrants entitling the debenture holders to purchase, in the aggregate, 718,750 shares of Registrants' common stock, par value $.001 per share (the "Common Stock"), at an exercise price of $.60 per share (the "Class A Warrants").(1) The 10% Convertible Debentures are due one
(1) year from the date of issuance, or, upon the earlier occurrence of the events described in each 10% Convertible Debenture, all principal and accrued interest of each 10% Convertible Debenture automatically converts into either
(a) Registrant's Common Stock at a conversion price of $.40 per share of Common Stock, or (b) units at a price of $.66 per unit, each unit being comprised of
(i) one share of Registrant's proposed Series A Preferred Stock, which upon designation will be convertible into Registrant's Common Stock at a price of $.60 per share, and (ii) one Class B warrant, each Class B warrant having an exercise price of $.80 per share. (2)

-------------------------------------
(1) The warrant shares issuable upon exercise of the Class A Warrants are calculated on a post 1 for 31 reverse stock split basis.

(2) The conversion price of the 10% Convertible Debentures, whether into Common Stock or units of Series A Preferred Stock and Class B Warrants, are calculated on a post 1 for 31 reverse stock split basis.

In connection with the Telzuit Acquisition, Lucien Lallouz granted an irrevocable proxy to Telzuit Technologies, LLC to vote 8,350,000 shares of Common Stock of the Registrant, and Michael B. Wellikoff granted an irrevocable proxy to Telzuit Technologies, LLC to vote 3,478,000 shares of Common Stock of the Company. Upon completion of the Telzuit Acquisition, Michael B. Wellikoff resigned as a director, and Lucien Lallouz and Tim Hart resigned as the officers of the Registrant. Donald Sproat was elected to serve as President, Chief Executive Officer, and Chief Financial Officer of Registrant, James Tolan was elected to serve as Senior Vice President of Business Development of Registrant, and Michael Vosch was elected to serve as Senior Vice President of Product Development of Registrant. Each of Messrs. Sproat, Tolan, and Vosch are also officers of Telzuit. In addition, Mr. Sproat was elected to fill the vacancy on the Board of Directors caused by Mr. Wellikoff's resignation.

As a condition to closing the transactions contemplated in the Share Exchange Agreement, and effective as of May 6, 2005, (a) the Company assigned the certain Lease Agreement between the Company and Turnbury Plaza LTD for office space at 2875 Northeast 191st Street, Suite 501 and Penthhouse 2, Aventura, Florida 33180 to Taylor Madison Holdings, Inc., and (b) the Company assigned MLB License Agreement and the M&D Agreement to Taylor Madison Holdings, Inc. In addition, as a condition to closing the transactions contemplated in the Share Exchange Agreement, and effective as of May 6, 2005, all of the issued and outstanding stock of Taylor Madison Holdings, Inc. was transferred to Lucien Lallouz, a related party, in consideration for cancellation of his employment agreement and satisfaction of other debts owing to Mr. Lallouz.

In May 2005 the Company paid $32,901.29 to the Internal Revenue Service, as payment in full of taxes, penalties and interest accrued during 2003.

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

PLAN  OF  OPERATION

Currently the Company is exploring the viability of acquiring an operating company. Previously, the Company's focus was set on implementing its plan to distribute fragrance, cosmetics brands and other products, both proprietary and under license. The Company acquired a portfolio of brands that enabled the Company to enter into licensing and distribution agreements that had generated income for the Company in 2004. Currently the Company is seeking suitable equity investors that will enable the Company to execute its plan to acquire an operating entity. The Company anticipates discontinuing its plan to develop and distribute fragrances, skincare products and other products both proprietary and under license.

Currently, the Company does not have any plans to purchase or sell any property, plant or equipment and does not have any commitment for capital expenditures. Currently, the Company does not anticipate any significant change in the number of employees, however, if the Company acquires an operating entity the number of individuals employed by the Company will likely increase.

In November 2004, the Company entered into a debt conversion agreement ("Debt Conversion Agreement") with Lucien Lallouz, the Company's Chief Executive Officer and director, Michael B. Wellikoff, a director of the Company, and Omniscent Corp., a Florida corporation, whose president is Sharon Lallouz, the wife of the Company's Chief Executive Officer (collectively the "Parties"). Under the Debt Conversion Agreement, the Parties agreed to convert an aggregate of $629,358 of the Company's debt owed to the Parties into an aggregate of 18,241,000 shares of the Company's common stock.

In November 2004, the Company entered into a Manufacturing and Distribution Agreement ("M&D Agreement") with Boom LLC, a New York Limited Liability Company ("Boom"). Under the M&D Agreement, the Company agreed to assign to Boom all rights, title and interest held by the Company to the MLB Licensing Agreement, pending MLB approval. If approved by MLB, Boom would have paid the Company an advance against royalties of Ten Thousand Dollars ($10,000) and would have performed all the remaining obligations of the Company under the MLB License Agreement, including the payment of royalties on the net sales of the brand as prescribed in the license agreement. The M&D Agreement required Boom to remit to the Company at the same time as it paid royalties to MLB, a royalty payment equal to 2.5% of the net sales of MLB personal care products, over and above the royalties due to MLB. MLB rejected the Company's application to assign the MLB License Agreement to Boom. MLB has indicated that it will let the Company out of its future obligations under this agreement.

In November 2004, the Company agreed to assign their license with Gund, Inc. ("Gund") to Omnicent Corp., a related party, for nominal consideration. Along with the transfer of the Company's license, Omnicent assumed all of the Company's liabilities under the license with Gund.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004

NET REVENUES. There were no revenues recorded for the three-month period ended March 31, 2005 compared to $151,600 for the three-month period ended March 31,
2004. The 2004 revenues consisted of royalties earned in connection with the Victory International LLC royalty agreement and the sale of $101,600 in Phantom Fragrances brand perfume products. There was a related cost of $72,493 associated with the sale of the perfume. Victory no longer distributes the brand and the agreement has been terminated.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses for the three-month period ended March 31, 2005 and 2004 were $96,386 and $83,412, respectively. The increase in general and administrative expenses was due mainly to increased professional fees over the prior comparable quarter.

OTHER INCOME. The Company had other expense of $25,000 for the three months ended March 31, 2005, attributable to a one-time charge of $25,000 for certain litigation recorded during the three months ended March 31, 2005.

NET INCOME. The net loss totaled $(121,386) for the three months ended March 31, 2005 as compared to $(4,305) for the three months ended March 31, 2004. The increase in net loss was due to the lack of revenues for the current period, as compared to the earlier period.

FOR THE NINE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2004

NET REVENUES. There were no revenues recorded for the nine-month period ended March 31, 2005 compared to $277,098 for the nine-month period ended March 31, 2004. The 2004 revenues consisted of (a) $150,000 in licensing fees and $25,867 in net royalty revenues which were earned in connection with the Victory International LLC royalty agreement and (b) the sale of $101,600 in Phantom Fragrances brand perfume products. There was a related cost of $72,493 associated with the sale of the perfume. Victory no longer distributes the brand and the agreement has been terminated.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses for the nine-month period ended March 31, 2005 and 2004 were $360,679 and $313,569, respectively. The increase in general and administrative expenses was mainly attributable to a non-reoccurring charge of $38,000 for professional fees during the nine months ended March 31, 2005.

ROYALTIES. The Company had $0 in royalty expenses for the nine months ended March 31, 2005, as compared to $30,000 in royalty expenses for the nine months ended March 31, 2004.

OTHER INCOME. The Company had other expense of $25,000 for the nine months ended March 31, 2005, attributable to the Company's first $25,000 payment under the Gund contract, which was later assigned to Omniscent, for nominal consideration.

NET INCOME The Company's net loss totaled $(410,679) for the nine months ended March 31, 2005 as compared to $(136,206) for the nine months ended
March 31, 2004. The increase in the net loss is attributed to the lack of royalty revenue which existed in 2004 and a one time charge of $38,000 in professional fees during the nine months ended March 31, 2005.

LIQUIDITY  AND  CAPITAL  RESOURCES

Our principal capital requirements during the next 12 months will be used to fund the operations of our future business plan. We have had negative cash flows since inception, resulting primarily from our wholly owned subsidiary, TTA. Our working capital has been provided primarily by the proceeds from private placements and loans from affiliates.

At March 31, 2005 we had current assets of $9,456, consisting of cash and cash equivalents of $2,156 and prepaid expenses of $7,300, and current liabilities of $370,462, which consisted of accounts payable of $120,360, accrued payroll and other expenses of $160,618, income tax payable of $32,513 and loan payable to a related party of $56,971, which was given to the Company in the form of a loan from Omniscent, whose president is the wife of the Company's Chief Executive Officer. Our working capital deficit totaled ($361,006) at March 31, 2005. Net cash used in operating activities totaled $57,574 for the nine months ended March 31, 2005, which included ($410,679) in net loss, $684,699 in stock issued in exchange of liabilities and debt, $4,835 in shareholder receivables, $63,000 in prepaid expenses and other current assets, ($12,490) in accounts payable, ($225,332) of accrued expenses and ($165,000) of amounts due to related party, which was paid to Omniscent in shares of Common Stock in consideration of money loaned to the Company.

Cash flows from financing activities for the nine months ended March 31, 2005 were $56,971, which represented loans from Omniscent. Omniscent Corp. loaned our Company $56,971, which is an interest-free loan due on demand.

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

The Company had a commitment from Lucien Lallouz, its Chief Executive Officer, to purchase up to 4,000,000 shares of our common stock for up to a total of $200,000 at a purchase price of $.05 per share. As of the date of this report, Mr. Lallouz has purchased 1,200,000 shares for $60,000. The Company agreed that Mr. Lallouz no longer needs to continue purchasing common stock of the company. Upon termination of Mr. Lallouz's subscription, the Company has no commitments from officers, directors or affiliates to provide funding. The failure of the Company to obtain adequate additional financing may require the Company to delay, curtail or scale back some or all of its operations, sales, and marketing efforts. Any additional financing may involve dilution to the Company's then-existing shareholders. The Company may also seek to enter into a merger or acquisition.

GOING  CONCERN

Our auditors have expressed doubt as to whether we can continue as a going concern. The Company has incurred net losses since inception in the amount of approximately $12.2 million and had a deficiency in working capital of approximately $361,006 as of March 31, 2005. These factors, among others, indicate that we may not be able to continue as a going concern. The Company's continuation as a going concern is dependent upon future events, including obtaining financing adequate to support the Company's cost structure and business plans, of which there can be no assurance.


ITEM  3:  CONTROLS  AND  PROCEDURES

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was done under the supervision and with the participation of the Company's
Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

CHANGES  IN  INTERNAL  CONTROL  OVER  FINANCIAL  REPORTING

There were no significant changes in the Company's internal control over financial reporting or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

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

None.

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

31.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 302*
32.1 Section 906 Certification by Chief Executive Officer and Chief Financial Officer*

(1) Previously filed, and incorporated herein by reference, as an exhibit to the Company's Registration Statement on Form S-1, as amended (File No. 333-91177), initially filed on November 17, 1999 ("Form S-1").

(2) Previously filed as with exhibits to the Form 8-K filed with the SEC on November 8, 2004, and incorporated herein by reference.

*    Attached  hereto.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer.

TAYLOR  MADISON


By:  /s/  Donald  Sproat
-------------------
Donald  Sproat
Chief  Executive  Officer


By:  /s/  Donald  Sproat
--------------------------
Donald  Sproat
Chief  Financial  Officer

Date:  May  23,  2005

EXHIBIT  31.1

                            CERTIFICATION PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002


I,  Don  Sproat,  certify  that:

(1)  I  have  reviewed  this  quarterly  report on Form 10-QSB of Taylor Madison
     Corp.;

(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4) The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

(5) The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


May  23,  2005          /s/  Don  Sproat
                        -----------------------------
                        Don  Sproat
                        Chief  Executive  Officer
                        and  Chief  Financial  Officer

EXHIBIT  32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


WRITTEN  STATEMENT  OF  THE  CHIEF  EXECUTIVE  OFFICER

     Solely for the purposes of complying with 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002, I, Don Sproat, the undersigned Chief Executive Officer and Chief Financial Officer of Taylor Madison Corp. (the "Company"), hereby certify, based on my knowledge, that the Quarterly Report on Form 10-QSB of the Company for the quarter ended March 31, 2005 (the "Report") as filed with the Securities and Exchange Commission on the date hereof:

1. Fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. That the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/  Don  Sproat
----------------
Don  Sproat
Chief  Executive  Officer  and  Chief  Financial  Officer
May  23,  2005