Form 10KSB
period 2005-06-30
Telzuit Medical Technologies, Inc.
filed 2005-10-31
CIK 1093837

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB


(Mark One)
[X]  ANNUAL  REPORT  UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                     For the fiscal year ended June 30, 2005

[ ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(D)  OF  THE  EXCHANGE  ACT
              For the transition period from         to
                                            ---------  ---------

                         Commission File No.   001-15034

                       TELZUIT MEDICAL TECHNOLOGIES, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            FLORIDA                                         01-0656115
            -------                                         ----------
(State or Other Jurisdiction                            (I.R.S.  Employer
of Incorporation or Organization)                       Identification No.)


                          5422 CARRIER DRIVE, SUITE 306
                              ORLANDO, FLORIDA 32819
                              ----------------------
                    (Address of Principal Executive Offices)

                                 (407) 354-1222
                                 --------------
                           (Issuer's Telephone Number)

              Securities registered under Section 12(b) of the Act:

                                      None

              Securities registered under Section 12(g) of the Act:

          Common Stock, $.001 Par Value, 100,000,000 shares authorized


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this  Form  10-KSB.   [ ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act) Yes [ ] No [X]

Registrant's  revenues  for  the  year  ended  June  30,  2005:  $0.

The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant as of October 5, 2005 was approximately $11,771,274 based upon the closing sales price of the Registrant's common stock of $4.75 on October 5, 2005 (see Footnote (1) below).

As of October 5, 2005, 29,327,052 shares of the Registrant's common stock, par value $.001, were outstanding. In addition, an aggregate of 8,356,840 shares of common stock are issuable upon the conversion of 5,014,104 shares of the Company's Series A Convertible Preferred Stock currently issued and outstanding.

Transitional  Small  Business  Disclosure  Format  (check one): Yes [ ]  No [X]

--------
(1) Calculation based upon 2,478,163 of Registrant's Common Stock being held by non-affiliates. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate and any such admission is hereby disclaimed. The information provided is included solely for recordkeeping purposes of the Securities and Exchange Commission.

                       TELZUIT MEDICAL TECHNOLOGIES, INC.
                                 AND SUBSIDIARIES
                                TABLE OF CONTENTS



                                                                          Page
                                                                          ----

PART I.                                                                     1

Item 1.     Description of Business                                         1
Item 2.     Description of Property                                        13
Item 3.     Legal Proceedings                                              14
Item 4.     Submission of Matters to a Vote of Security Holders            15

PART II.                                                                   16

Item 5.     Market for Common Equity, Related Stockholders Matters and
            Small Business Issuer Purchases of Equity Securities           16
Item 6.     Management's Discussion and Analysis or Plan of Operation      17
Item 7.     Financial Statements                                           F-i
Item 8.     Changes In and Disagreements With Accountants on Accounting
            and Financial Disclosure                                       26
Item 8A.    Controls and Procedures                                        26
Item 8B.    Other Information                                              26

PART III.                                                                  26

Item 9.     Directors and Executive Officers of the Registrant             26
Item 10.    Executive Compensation                                         30
Item 11.    Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters                     34
Item 12.    Certain Relationships and Related Transactions                 36
Item 13.    Exhibits                                                       38
Item 14.    Principal Accountant Fees and Services                         39

PART I.

ITEM  1.     DESCRIPTION  OF  BUSINESS

A.   BUSINESS  DEVELOPMENT

     Telzuit Medical Technologies, Inc. (the "Company" or "Telzuit Medical") was incorporated in Florida on September 26, 2001 under the name Nimbus Group, Inc. On April 1, 2004, the Company changed its name from "Nimbus Group, Inc." to "Taylor Madison Corp." On August 18, 2005, the Company changed its name from "Taylor Madison Corp." to its current name, "Telzuit Medical Technologies, Inc."

     On  September  26,  2001,  Telzuit  Medical,  Take  To Auction.com, Inc., a
Florida corporation ("TTA"), and TTA Solutions, Inc., a Florida corporation ("TTA Solutions"), entered into an Agreement and Plan of Merger (the "Merger Agreement") resulting in a reorganization of their corporate structures. Prior to the completion of the transactions contemplated in the Merger Agreement, TTA Solutions was a wholly-owned subsidiary of the Company, and the Company was a wholly owned subsidiary of TTA. Under the Merger Agreement, TTA and TTA Solutions effectuated a statutory merger under Section 607.11045 of the Florida Business Corporations Act (the "Merger"). In accordance with the Merger, each outstanding share of TTA Solutions common stock was converted into one share of common stock of TTA as the surviving corporation. In addition, under the Merger Agreement, each outstanding share of common stock of TTA was converted into the right to receive a share of common stock of the Company. Further, each share of the Company's common stock outstanding immediately prior to the Merger was cancelled and retired. As a result of the Merger, the Company become the parent corporation and sole shareholder of TTA. In addition, in 2001, Nimbus Jets, Inc. ("Nimbus Jets") was formed as a wholly-owned subsidiary of the Company for the purpose of developing a national air taxi service.

     In February of 2003, pursuant to a formal plan designed to focus the Company's resources on Nimbus Jets and the development of a national air taxi service, the Company sold the technology and assets of TTA to Watch Junction, Inc. ("Watch") in exchange for $50,000 in cash and the return of 305,610 shares of the Company's common stock. Watch Junction is owned by the former President of TTA, Albert Friedman. The Company has since abandoned its efforts to develop a national air taxi service.

     During fiscal year 2004, the Company turned its focus to the development and wholesale distribution of fragrances and skincare products, both proprietary and under license. In connection with such plan for the development and wholesale distribution of fragrances, skincare products and other products, the Company acquired licensing rights to certain brands that enabled the Company to enter into sub-licensing and distribution agreements, which generated income for the Company in 2004. The Company did not directly manufacture any products or take positions in inventory. Nimbus Jets and TTA were dormant during fiscal
2004, and all revenues were generated by the Company, then known as Taylor Madison Corp.

     The Company discontinued all operations in early 2005 and became a shell company, exploring the viability of acquiring an operating company. In April of 2005, the Company formed a wholly-owned subsidiary, Taylor Madison Holdings Inc. ("Taylor Holdings") and transferred all shares of stock of Nimbus Jets and TTA to Taylor Holdings, pursuant to the Securities Purchase Agreement dated May 6, 2005, referenced as Exhibit Number 10.04 below (the "Securities Purchase Agreement"). Taylor Holdings ownership was subsequently transferred to Lucien Lallouz, former President of Taylor Madison Corp., pursuant to the Securities Purchase Agreement. The transfer constituted full satisfaction of all outstanding obligations owed by the Company to Lucien Lallouz.

     On May 6, 2005, pursuant to its plan to acquire an operating company, Taylor Madison entered into a Share Exchange Agreement dated May 6, 2005, referenced as Exhibit Number 2.01 below ( the "Share Exchange Agreement"). Pursuant to the Share Exchange Agreement, the Company acquired all of the issued and outstanding capital stock of Telzuit Technologies, Inc. from Telzuit Technologies, LLC, in exchange for 2,207,723 of the Company's Series B Preferred Stock. Upon completion of the 1-for-31 reverse stock split on August 22, 2005, such shares of Series B Preferred Stock automatically converted into 26,492,676 shares of common stock of the Company. By acquiring all of the issued and outstanding capital stock of Telzuit Technologies, Inc., the Company acquired certain know-how, trade secrets and other proprietary intellectual property rights relating to the development of ambulatory medical devices, including the Bio-Patch Wireless Holter Monitor (collectively referred to herein as the "Bio-Patch Technologies").

     At a special meeting of the shareholders held on August 18, 2005, the shareholders approved a change of the Company's name from Taylor Madison Corp. to Telzuit Medical Technologies, Inc, which is more synonymous with the nature of the Company's current operations.

B.   BUSINESS  OF  THE  ISSUER

     OVERVIEW

     Telzuit Medical is a company focused on researching, developing and marketing ambulatory medical devices which monitor, measure, and record physiological signals generated by the body. Our initial product will be our "Bio-Patch Wireless Holter Monitor" (the "Bio-Patch" or the "Bio-Patch Holter Monitor"), a 12-lead, wireless holter heart monitor which measures, records, and transmits physiological signals associated with a patient's cardiovascular system.

     The Bio-Patch is attached to a patient's chest and consists of six (6) electrodes that are imbedded in a disposable bandage-like strip. The Bio-Patch captures electrical impulses of the patient's heart and transmits this information to a cellular telephone-like device that the patient carries. This device (the "Unit") measures and records the electrical activity of the patient's heart. Every two (2) to four (4) hours, the recorded information is sent through cellular telephone towers, frame relay systems and switching stations. Ultimately, the recorded heart activity information is received by a computer or other device through which cellular or satellite communications can be transmitted, and then evaluated by a physician. We are developing an intranet type of communication network through which heart activity data is transmitted and which we believe will be useful in implementing other wireless monitoring devices.


     DESCRIPTION  OF  HEART  MONITOR  SYSTEMS  AND  ECGS

     A heart monitor system is a system used to monitor and record changes in physiological signals associated with a patient's cardiovascular system. Heart monitor systems are used by heart specialists known as cardiologists to collect physiological data for electrocardiogram or "ECG" tests for the purpose of detecting and identifying cardiovascular disease.

     There are several mobile heart monitoring devices currently being utilized today which fall into two (2) main categories. Event monitoring devices are designed to detect a specific heart symptom at or about the time it is taking place. Event monitors require patients to determine if they are experiencing unusual heart activity and to hold a recording device to their heart. Once the heart activity is recorded, the patient must call the physician and place the recording device on the handset of a telephone. The recorded information is then transmitted over the telephone to the physician for evaluation.

     The other type of heart monitoring device currently being prescribed by physicians is designed to continuously record heart activity over a designated period of time. These devices, which are commonly known as "holter monitors," are worn by the patient, collect and store information, and are later returned to the physician for evaluation. Continuous heart monitoring devices do not transmit event information to the physician while being worn by the patient.

     ECG testing incorporates 10 electrical sensory lead connectors that are attached to vital areas of a patient's chest. These sensory leads can detect an array of heart activity and other related information. The design of our Bio-Patch provides for a full twelve-lead (clinical quality) ECG. In addition, the Bio-Patch Wireless Holter Monitoring System (the "Bio-Patch System") can be programmed to transmit information at different time intervals. Our device can be patient activated or automatically activated based on a physician's prescribed time limits. Because the Bio Patch records information on a continuous basis and is also capable of transmitting event information upon its occurrence, we believe that our heart-monitoring device combines the technologies of both event and continuous-type heart monitoring devices.

DESCRIPTION  OF  CURRENT  PRODUCTS

     BIO-PATCH  WIRELESS  HOLTER  MONITOR

     In December 2004, we completed the design, fabrication and testing of a pre-production model of our first product for commercialization, our battery-operated, digital 12-lead Bio-Patch Wireless Holter Monitor. Since then, we have been improving the Bio-Patch by creating second and third generation products. However, additional significant development has continued regarding the entire Bio-Patch System. The Bio-Patch System has a substantial amount of highly-technical, state-of-the-art computer hardware as well as advanced database software, Philips Medical's FDA-approved algorithm, and a cellular telephone-PDA with specially designed software, all of which communicate to transmit, receive and store a patient's biometric heart data. Delivery of this biometric heart data to the treating physician is being programmed, as most physicians will wish to access information concerning their patients via our internet web portal. As discussed below, the Bio-Patch will be used as the primary component of a 12-lead ambulatory heart monitor system to acquire, process, amplify and store physiological signal data.

     The Bio-Patch is an ambulatory patient heart monitor and recording system that will allow a patient's heart to be continuously monitored over a period of 24 to 48 hours while the patient carries out his or her daily activities away from the physician's office or hospital. The Bio-Patch is comprised of a disposable bandage-like strip, which is imbedded with lead sensory connectors.
A battery attached to the strip activates the lead sensory connectors to transmit heart activity information. The battery life lasts between 24 and 48 hours, at which time the patient must discard the old patch and replace it with a new one. We have estimated that our manufacturing cost for each patch will be approximately Twelve Dollars ($12.00).

     In operation, the Bio-Patch will be used in conjunction with a Unit, which includes a cellular telephone device (commonly referred to as a "PDA") capable of recording the data transmitted from our Bio-Patch. The testing we have conducted and relied upon from independent sources has lead us to believe that a properly designed PDA device is capable of recording information transmitted from our Bio-Patch. We, therefore, intend to acquire the Unit from manufacturers of PDA's, modify these devices physically and equip them with software to permit the transmission of heart activity received from the Bio-Patch. We intend to lease each Unit at approximately Forty-Five Dollars
($45)  per  month  for  twelve  (12)  months.

     We are designing a communication system as an intranet through which data collected by the Bio-Patch System can be transmitted through any form of cellular technology. Information transmitted by each Unit will be routed through cellular towers to a switching station maintained at our corporate offices. We have licensed computer software that will monitor the heart activity of patients wearing our Bio-Patch. This software, which has been developed by Philips Medical and other medical service providers, can detect irregular heart activity.

     Patients using the Bio-Patch will be able to move around freely while data is collected and sent in near real time from the patient module to the monitoring center. At the conclusion of the recording period, the patient returns the Unit to the cardiologist. The patient's information, having been sent via cell phone to the monitoring center, is then analyzed by the Philips' algorithm. After the prescribing period, the physician is able to access the patient information via secure web portal and download raw data and a report. The physician then interprets all of the information available to him or her to make a diagnosis. The Bio-Patch System is entirely diagnostic and is not intended to be a life-saving device.

DESCRIPTION  OF  NEW  PRODUCTS  AND  SERVICES

     BIO-PATCH  SLEEP  APNEA  DEVICE

     The Company has filed an application with the FDA for approval of a new sleep apnea device based on the Bio-Patch wireless system. Sleep apnea currently affects an estimated 12 to 25 million people in the United States. We anticipate that our new sleep apnea device will be able to assist in the diagnosis of this condition, making it much less intrusive to the patient.

     ELDERLY  PATIENT  WIRELESS  MONITORING  SYSTEM

     The Company has patented a long-term monitoring device which utilizes the proprietary Bio-Patch design (the "Elderly Patient Wireless Monitor"). The Elderly Patient Wireless Monitor is designed primarily for use by patients in nursing homes and other assisted-living facilities. This product will be used to measure basic biometric data on patients and will also be able to alert staff if a patient has fallen. The patient's data is relayed to both a PDA and a centralized computer monitor to allow the patient's caregivers to monitor the patient with greater accuracy and efficiency. The Company anticipates that this product will be available during the beginning of 2006.

     MEDICAL  CLINICS

     The Company has identified key personnel who possess expertise in owning, operating and building medical clinics. The Company has decided to build on this expertise, as well as the Company's prime location in Central Florida, to target the opening of six (6) medical clinics. The Company believes that expanding its current business plan to include the operation of medical clinics may generate positive operating results and a positive cash flow. The Company hopes to create and take advantage of a synergy among the Company's medical clinics, the Bio-Patch and the pharmaceutical companies and their chosen Clinical Research Organizations.

COMPETITION

     The market for ambulatory medical devices is highly competitive, and competition is expected to continue to increase. Many of our existing competitors have significantly greater financial, human, technical and marketing resources than we do. Our competitors may develop products and services that are superior to ours or that achieve greater market acceptance than our offerings. We may not be able to compete successfully against current and future sources of competition and competitive pressures faced by us may have a material adverse affect on our business, results of operations and financial condition. The market for medical monitoring products is characterized by rapidly changing technology, evolving industry standards, and price competition. There are no substantial barriers to entry, and we expect that competition will be intense and may increase. We cannot assure you that we will be able to compete successfully with existing competitors or new competitors. Our principal competitors in the ambulatory heart monitor market include CardioNet, Inc., which markets a 3-lead, ambulatory ECG monitor system claimed to record and wirelessly transmit physiological data by radiofrequency (RF) to a handheld PDA for subsequent modem or Internet transmission; Cardiac Telecom, Inc., which markets an ambulatory heart monitor system claimed to wirelessly transmit ECG data by way of a processor/phone-connected station; Raytel Medical, which markets an ambulatory heart monitor system claimed to transmit data by telephone; Mortara Instrument, which manufacturers and markets a 12-lead Holter ECG system; and Card Guard, which markets event recorders as well as operating monitoring centers through its two divisions in the United States, Instromedix and Lifewatch.

MARKET  SIZE

     Cardiovascular disease is the leading cause of death in the industrialized world. According to the American Heart Association's "Heart Disease and Stroke Statistics-2005 Update" (available at www.americanheart.org):

     - Approximately 71,100,000 people in the United States suffer from one or more types of cardiovascular disease;

     - Heart disease and stroke, the principal components of cardiovascular disease, claim more lives in the United States each year than the next five leading causes of death combined;

     - In 2002, cardiovascular disease accounted for 38% of all deaths, or one of every 2.6 deaths in the United States;

     - Patients who have suffered heart attacks in the United States number 7.1 million, congestive heart failure 4.9 million, and angina
          6.4 million; and

     - In 2005, the estimated direct and indirect cost of cardiovascular disease in the United States will be $393.5 billion.

     The Center for Disease Control has stated that, if all forms of major cardiovascular disease were eliminated, life expectancy would rise by almost seven years while, in comparison, if all forms of cancer were eliminated, the gain in life expectancy would be only three years.

SALES  AND  MARKETING

     We intend to market our products and services directly to physicians and other medical care providers, and plan to also use strategic alliances with independent medical distributors. Once our heart monitoring device is ready to market, we plan to assemble an in-house sales force to promote and offer our products. We believe that a direct sales approach will enable us to maintain control over our relationship with the medical community and allow for better product feedback to take place.

     Our sales staff intends to promote our products and services at regional and national conventions, medical trade shows and through professional organizations. We will also seek sales assistance from outside companies, such as AlphaMedica, whose promotional and educational programs are well known in the medical community. We also intend to utilize more conventional means to market and promote our products and services, such as advertisements through medical publications, press releases, direct mail, internet web sites and product samples.

PRICING  STRATEGY

     Unlike other suppliers of heart monitoring devices, we do not expect to derive any significant revenues from our Bio-Patch or Bio-Patch System, and plan to provide these products to physicians at little to no cost. Our revenues are anticipated to come through reimbursements from Medicare and insurance providers for the monitoring and information collecting services that we will provide. Current Medicare and most insurance coverage provides reimbursements for heart monitoring and analysis, heart activity recording and patient activation services, all of which we should qualify for once our product gets to market.

     Physicians who prescribe heart-monitoring devices also receive reimbursements from Medicare and insurance providers for patient hook-up, patient evaluation, and data review services they provide.

MANUFACTURING  CAPACITY

     To date, we have fabricated our prototypes and proof of concept devices in-house. Our manufacturing strategy dictates that we rely upon third party FDA-certified contract manufacturers or joint-venture partners, both domestically and off-shore, to satisfy production requirements when we are able to introduce our products to market. Most of the components of our products are standard parts available from multiple supply sources at competitive prices. This, coupled with the significant start-up cost advantages associated with contractors, particularly off-shore contractors, should minimize production and product costs.

RESEARCH  AND  DEVELOPMENT

     We currently conduct research and early stage development activities in-house with engineering consultants. We retain title to all improvements or enhancements to our technology developed by or worked on by our engineering consultants under their contracts. The research and development expenses for Telzuit Technologies, LLC during the fiscal years ending December 31, 2004 and December 31, 2003 were $341,303 and $ 438,101, respectively. None of these expenditures were borne by customers. We have budgeted $500,000 for research and development for the fiscal year ending June 30, 2006.

REGULATORY  OVERVIEW

     Our products are medical devices subject to extensive regulation by the United States Food and Drug Administration ("FDA") and other regulatory agencies. FDA regulations govern, among other things, the following activities that we perform and will continue to perform in connection with our medical devices:

-     product  design  and  development;
-     product  testing;
-     product  manufacturing;
-     product  labeling  and  packaging;
-     product  handling,  storage,  and  installation;
-     pre-market  clearance  or  approval;
-     advertising  and  promotion;  and
-     product  sales,  distribution,  and  servicing.

     Unless an exemption applies, each medical device we wish to commercially distribute in the U.S. must first receive 510(k) clearance or pre-market approval from the FDA. The FDA classifies all medical devices into one of three classes. Devices deemed to pose lower risk are placed in either class I or II, which requires the manufacturer to subject to the FDA a 510(k) pre-market notification, requesting clearance of the device for commercial distribution in the U.S. Some low risk devices are exempt from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously 510(k) cleared device are placed in class III, requiring pre-market approval.

     The 510(k) clearance process is the process applicable to our current products. To obtain 510(k) clearance, we must submit a pre-market notification to the FDA demonstrating that the proposed device is substantially equivalent to a previously cleared 510(k) device, a device that was in commercial distribution before May 28, 1976, for which the FDA has not yet called for the submission of pre-market approval applications, or is a device that has been reclassified from class III to either class II or I. The FDA's 510(k) clearance process usually takes from three to twelve months from the date the application is submitted and filed by the FDA, but it can take significantly longer.

     After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new 510(k) clearance or could require pre-market approval. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer's determination. If the FDA disagrees with a manufacturer's determination, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or pre-market approval is obtained.

     A pre-market approval application must be submitted if the medical device is in class III (although the FDA has the discretion to continue to allow certain pre-amendment class III devices to use the 510(k) process) or cannot be cleared through the 510(k) process. A pre-market approval application must be supported by, among other things, extensive technical, preclinical, clinical trials, manufacturing and labeling data to demonstrate to the FDA's satisfaction the safety and effectiveness of the device.

     After a pre-market approval application is submitted and filed, the FDA begins an in-depth review of the submitted information, which typically takes between one and three years, but may take significantly longer. During this review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA will be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a pre-approval inspection of the manufacturing facility to ensure compliance with Quality System regulations. New pre-market approval applications or pre-market approval application supplements are required for significant modifications to the manufacturing process, labeling and design of a device that is approved through the pre-market approval process. Pre-market approval supplements often require submission of the same type of information as a pre-market approval application, except that the supplement is limited to information needed to support any changes from the device covered by the original pre-market approval application, and may not require such extensive clinical data or the convening of an advisory panel.

     A clinical trial is almost always required to support a pre-market approval application and is sometimes required for a 510(k) pre-market notification. Clinical trials generally require submission of an application for an investigational device exemption to the FDA. The investigational device exemption application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the investigational protocol is scientifically sound. The investigational device exemption application must be approved in advance by the FDA for a specified number of patients, unless the product is deemed a non-significant risk device and eligible for more abbreviated investigational device exemption requirements. Clinical trials for a significant risk device may begin once the investigational device exemption application is approved by the FDA as well as the appropriate institutional review boards at the clinical trial sites, and the informed consent of the patients participating in the clinical trial is obtained.

     After a medical device is placed on the market, numerous FDA regulatory requirements apply, including, but not limited to the following:

     - Quality System regulation which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures during the manufacturing process;

     - Establishment Registration, which requires establishments involved in the production and distribution of medical devices, intended for commercial distribution in the U.S. to register with the FDA;

     - Medical Device Listing which requires manufacturers to list the devices they have in commercial distribution with the FDA;

     - Labeling regulations, which prohibit "misbranded" devices from entering the market and prohibit the promotion of products for unapproved or "off-label" uses and impose other restrictions on labeling;

     - Medical Device Reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur.

     Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include one or more of the following sanctions:

     -    fines, injunctions, and civil penalties;

     -    mandatory recall or seizure of our products;

     -    administrative detention or banning of our products;

     - operating restrictions, partial suspension or total shutdown of production;

     - refusing our request for 510(k) clearance or pre-market approval of new product versions;

     - revocation of 510(k) clearance or pre-market approvals previously granted; and

     -    criminal penalties.

PATENTS  AND  LICENSES

UNITED  STATES  PATENT  APPLICATIONS

     We hold the following patent applications filed with the United States Patent and Trademark Office:

     - Serial No. 10/476,437, captioned WIRELESS MEDICAL MONITORING APPARATUS AND SYSTEM filed on October 3, 2003, which relates to the field of medical monitoring of patients and, more particularly, to a disposable electrode patch and apparatus for wireless monitoring of medical patients;

     - Serial No. 60/701,016, captioned WIRELESS MONITOR FOR SLEEP APNEA, filed on July 20, 2005 which relates to a medical monitoring apparatus and, more specifically, to a wireless patch for monitoring sleep apnea; and

     - Serial No. 60/720,997, captioned ELDERLY PATIENT WIRELESS MONITORING SYSTEM, filed on September 27, 2005 which relates to medical monitoring and, more specifically, to a disposable electrode patch and apparatus for wireless monitoring of elderly patients and similarly debilitated individuals.

Stephan Kroecker and Rick Krampe are the inventors named in the patent applications captioned WIRELESS MEDICAL MONITORING APPARATUS AND SYSTEM. The inventors have assigned their rights to Telzuit Technologies, LLC, and their assignments have been recorded with the U.S. Patent and Trademark Office. These rights have subsequently been assigned to Telzuit Technologies, Inc., and the assignments have been recorded with the U.S. Patent and Trademark Office.

Michael Vosch is the sole inventor named in the patent applications for WIRELESS MONITOR FOR SLEEP APNEA and ELDERLY PATIENT WIRELESS MONITORING SYSTEM. The inventor has assigned his rights to Telzuit Technologies, LLC, and the assignments have been recorded with the U.S Patent and Trademark Office. These rights have subsequently been assigned to Telzuit Technologies, Inc., and the assignments have been recorded with the U.S. Patent and Trademark Office.

We currently are waiting for initial comment from the United States Patent and Trademark Office for utility patent application serial no. 10/476,437, captioned WIRELESS MEDICAL MONITORING APPARATUS AND SYSTEM filed on October 3, 2003, which generally occurs between two and two and one-half years after submission, based upon current Patent and Trademark Office staffing levels. We anticipate that it will take 3 to 5 years for this patent application to issue.

Provisional patent application serial no. 60/701,016 captioned WIRELESS MONITOR FOR SLEEP APNEA filed on July 20, 2005, and Serial No. 60/720,997 captioned ELDERLY PATIENT WIRELESS MONITORING SYSTEM filed on September 27, 2005, will not be examined by the United States Patent and Trademark Office. These applications will be converted to a utility patent application within one year of the provisional patent application filing date. Once the utility patent applications are filed, initial comment from the United States Patent and Trademark Office should occur between two and two and one-half years after submission, based upon current Patent and Trademark Office staffing levels.

FOREIGN  PATENTS  AND  PATENT  APPLICATIONS

We hold the following patents issued in foreign countries for our technology:

     -    South African Patent No. 2003/8435 issued November 24, 2004.

     -    Singapore Patent No. 200306482-1 issued May 3, 2002.

We also hold the following patent applications filed in foreign countries:

     - Australia - Serial No. 2002308580, captioned WIRELESS MEDICAL MONITORING APPARATUS AND SYSTEM filed on October 27, 2003, which relates to the field of medical monitoring of patients and, more particularly, to a disposable electrode patch and apparatus for wireless monitoring of medical patients;

     - Canada - Serial No. 2445385 captioned WIRELESS MEDICAL MONITORING APPARATUS AND SYSTEM filed on October 27, 2003, which relates to the field of medical monitoring of patients and, more particularly, to a disposable electrode patch and apparatus for wireless monitoring of medical patients;

     - Europe - Serial No. 02769318.3 captioned WIRELESS MEDICAL MONITORING APPARATUS AND SYSTEM filed on November 12, 2003, which relates to the field of medical monitoring of patients and, more particularly, to a disposable electrode patch and apparatus for wireless monitoring of medical patients;

     - India - Serial No. 0178/DELNP/2003 captioned WIRELESS MEDICAL MONITORING APPARATUS AND SYSTEM filed on October 29, 2003, which relates to the field of medical monitoring of patients and, more particularly, to a disposable electrode patch and apparatus for wireless monitoring of medical patients;

     -    Japan  -  Serial  No.  586810-2002  captioned  WIRELESS  MEDICAL
          MONITORING APPARATUS AND SYSTEM filed on October 29, 2003, which relates to the field of medical monitoring of patients and, more particularly, to a disposable electrode patch and apparatus for wireless monitoring of medical patients;

     - Mexico - Serial No. PA/a/2003/010059 captioned WIRELESS MEDICAL MONITORING APPARATUS AND SYSTEM filed on November 3, 2003, which relates to the field of medical monitoring of patients and, more particularly, to a disposable electrode patch and apparatus for wireless monitoring of medical patients;

     - New Zealand - Serial No. 529191 captioned WIRELESS MEDICAL MONITORING APPARATUS AND SYSTEM filed on October 29, 2003, which relates to the field of medical monitoring of patients and, more particularly, to a disposable electrode patch and apparatus for wireless monitoring of medical patients; and

     - South Korea - Serial No. 10-2003-7014237 captioned WIRELESS MEDICAL MONITORING APPARATUS AND SYSTEM filed on October 24, 2003, which relates to the field of medical monitoring of patients and, more particularly, to a disposable electrode patch and apparatus for wireless monitoring of medical patients.

COSTS  AND  EFFECTS  OF  COMPLIANCE  WITH  ENVIRONMENTAL  LAWS

     There are no special or unusual environmental laws or regulations that will require us to make material expenditures or that can be expected to materially impact the operation of our business.

EMPLOYEES

     We currently have seven (7) full-time employees and engage the services of two (2) engineering, marketing and financial consultants on a part-time basis. None of our employees are represented by a labor union and we consider our relationships with our employees to be good.

C.    REPORTS  TO  SECURITY  HOLDERS

     We are a public company and file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). Copies of the reports, proxy statements and other information may be read and copied at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You can request copies of such documents by writing to the SEC and paying a fee for the copying cost. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a web site at http://www.sec.gov that
                                                         ------------------
contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC.

ITEM  2.     DESCRIPTION  OF  PROPERTY

Our principal executive office is currently located at 5422 Carrier Drive, Suite 306, Orlando, Florida 32819. Our premises occupy 2,688 square feet, which we believe to be adequate for our current operations.

The lease for the corporate headquarters is for a two (2) year term which commenced on June 1, 2004. The initial base annual rent under the lease during the term of the lease is $43,926, payable in equal monthly installments. The landlord is also entitled to an additional annual rent, payable in monthly installments, representing our proportionate share of the property's operating expenses, such as property taxes, common area costs, parking lot maintenance, and administrative expenses. We currently do not have any plans for the improvement of this leased property.

The Company intends on developing, owning, and operating medical clinics. Although, to date the Company has not opened any medical clinics, it anticipates that, as it develops this new service, it will enter into commercial leases at each clinic location. Currently, the Company is not in active negotiations with regard to any specific lease or location for a medical clinic.

ITEM  3.     LEGAL  PROCEEDINGS

Focused  Strategies, Inc. v. Telzuit Technologies, LLC and Telzuit Technologies,
--------------------------------------------------------------------------------
Inc.  On  June 8, 2005, Focused Strategies, Inc., a Florida corporation, filed a
----
Complaint for Damages and Declaratory Relief in the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida, titled Focused Strategies,
Inc. v. Telzuit Technologies, LLC and Telzuit Technologies, Inc., Case No. 48-2005-CA-004920-O (the "FSI Complaint"). In July, 2005, Telzuit Technologies, LLC and Telzuit Technologies, Inc. filed an Introduction, Answer, Defenses, Counterclaims and Third Party Claims of the Defendants (the "Answer and
Counter-Claim"). Telzuit Technologies, Inc is a Florida corporation and wholly-owned subsidiary of Telzuit Medical. Telzuit Technologies, LLC is a Florida limited liability company which owns a majority of the issued and outstanding capital stock of Telzuit Medical.

Telzuit Technologies, LLC hired Focused Strategies, Inc. to provide consulting services pursuant to an Engagement Agreement dated March 16, 2001, (the "Engagement Agreement"). In the FSI Complaint, Focused Strategies, Inc. alleges that it performed its duties and obligations under the Engagement Agreement and seeks damages of $818,678 for alleged unpaid professional fees and expenses. In addition, in the FSI Complaint, Focused Strategies, Inc. requests declaratory relief seeking (a) a determination as to the current ownership of Telzuit Technologies, LLC, (b) a determination as to the controlling ownership group of Telzuit Technologies, LLC, and (c) a determination as to the validity of the Share Exchange Agreement, dated May 6, 2005, between Telzuit Technologies, LLC, Telzuit Medical, et. al., providing for the transfer of all of the issued and outstanding capital stock of Telzuit Technologies, Inc. to Telzuit Medical in exchange for capital stock of Telzuit Medical.

The management of Telzuit Technologies, LLC, Telzuit Technologies, Inc., and Telzuit Medical believe that Focused Strategies, Inc.'s claims are not substantiated by the facts, are without merit, and intend to defend their positions vigorously. In the Answer and Counter-Claim, Telzuit Technologies, Inc. and Telzuit Technologies, LLC assert a number of defenses in response to the allegations made in the FSI Complaint, including fraud, breach of contract, and self-dealing. In addition, in the Answer and Counter-Claim, Telzuit Technologies, Inc. and Telzuit Technologies, LLC have filed counter-claims against Mark Krampe based on fraud and breach of contract and cross-claims against MKCS, Inc. based on fraud and breach of implied contract. In connection with each of these claims, Telzuit Technologies, Inc. and Telzuit Technologies, LLC seek damages in excess of $15,000.

Except as set forth above, as of the date of this filing, there are no other material pending legal or governmental proceedings relating to our Company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

A special meeting of the stockholders of the Company was held at the Company's offices, located at 5422 Carrier Drive, Suite 306, Orlando, Florida 32819, on August 18, 2005 at 2:00 p.m., Eastern Daylight Savings Time. At the meeting, the following actions were taken:

          (a) James Tolan, Michael Vosch, Jon C. Stemples and Warren D. Stowell were elected to serve as directors until the next annual meeting of the shareholders in the year in which their term expires and until their successors are elected and qualified, or until their earlier resignation, removal from office or death. Don Sproat, who was elected on or about May 6, 2005, continues to serve as a director of the Company. Lucien Lallouz resigned and did not continue to serve as a director of the Company after the shareholder's meeting.

          (b) Approval of a 1-for-31 reverse stock split of the issued and outstanding common stock of the Company.

          (c) An amendment to the Company's Articles of Incorporation to increase the authorized common stock, par value $.001 per share, of the Company from 50,000,000 shares to 100,000,000 shares.

          (d) An amendment to the Company's Articles of Incorporation to change the name of the Company to Telzuit Medical Technologies, Inc.

38,320,676  common  shares  voted  to elect each of the directors referred to in
Item 4(a), and 38,320,676 common shares voted to approve each of the transactions referred to in Item 4(b), 4(c) and 4(d) above. No votes were cast against or were withheld with regard to each matter referred to in Item 4(a), 4(b), 4(c) and 4(d) above. Holders of 27,156,912 shares were not present at the meeting and did not vote.

PART  II.

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     Our common shares are currently quoted on the OTC Bulletin Board (OTCBB) under the symbol "TZMT." The OTCBB is a regulated provider of pricing and financial information for the over-the-counter (OTC) securities market. From June 2004 until commencement of quotation on OTCBB on August 15, 2005, our common shares were quoted on the Pink Sheets under the symbol "TMDN." Prior to June 2004, the common shares were quoted on the American Stock Exchange (AMEX) under the symbol "NMC."

     The following table sets forth the quarterly high and low bid prices for our common shares for the periods indicated. The prices set forth below represent inter-dealer quotations, without retail mark-up, mark-down or commission and may not be reflective of actual transactions.


PERIOD (CALENDAR YEAR)  HIGH    LOW
---------------------  ------  ------
2005:
Third Quarter          $ 0.23  $ 0.13
Second Quarter         $ 0.29  $0.016
First Quarter          $ 0.02  $0.016

2004:
Fourth Quarter         $0.035  $0.011
Third Quarter          $ 0.07  $0.025
Second Quarter         $ 0.10  $ 0.04
First Quarter          $ 0.10  $ 0.04

2003:
Fourth Quarter         $ 0.10  $ 0.07
Third Quarter          $ 0.10  $ 0.07
Second Quarter         $ 0.32  $ 0.07
First Quarter          $ 0.32  $ 0.16


HOLDERS

     On June 30, 2005, there were 46 registered holders or persons otherwise entitled to hold our common shares pursuant to a shareholders' list provided by our transfer agent, American Stock Transfer & Trust Company. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name.

DIVIDENDS

     We have never paid cash dividends on our capital stock and do not anticipate paying any cash dividends with respect to those securities in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion and development of our business. Any future determination to pay cash dividends will be at the sole discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and other factors, as our Board may deem relevant at that time. Our Board of Directors has the right to authorize the issuance of preferred stock, without further shareholder approval, the holders of which may have preferences over the holders of the common stock as to the payment of dividends.

SECURITIES  AUTHORIZED  FOR  ISSUANCE  UNDER  EQUITY  COMPENSATION  PLANS

     The following table provides information as of June 30, 2005 about the Company's common stock that may be issued to employees or directors under the Company's equity compensation plans.


EQUITY COMPENSATION PLAN INFORMATION

                                                                      Number of securities
Plan Category    Number of Securities to     Weighted average         remaining available for
                 be issued upon exercise     exercise price of        future issuance under
                 of outstanding options,     outstanding options,     equity compensation
                 warrants and rights         warrants and rights      plans (excluding
                                                                      securities reflected in
                                                                      column (a))
                         (a)                        (b)                        (c)

Equity compensation
plans approved by
stockholders             -0-                        -0-                        -0-

Equity compensation
plans not approved by
stockholders             (1)                        (1)                        (1)

TOTAL                    -0-                        -0-                        -0-

(1) As of the end of the most recently completed fiscal year, there were no compensation plans under which equity securities of the Company were authorized for issuance. However, on August 18, 2005, the Board of Directors of the Company approved the Telzuit Medical Technologies, Inc. Equity Compensation Plan of 2005 (the "Plan"). A total of 2,024,000 shares of common stock are authorized for issuance under the Plan. The Plan was not approved by the shareholders.

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

OVERVIEW

     Telzuit Medical is a development stage company focused on researching, developing and marketing ambulatory medical devices which monitor, measure, and record physiological signals generated by the body. Our initial product will be our "Bio-Patch Wireless Holter Monitor", a 12-lead, wireless Holter heart monitor which measures, records, and transmits physiological signals associated with a patient's cardiovascular system. The Bio-Patch is attached to a patient's chest and consists of twelve (12) electrodes that are imbedded in a disposable bandage-like strip. The Bio-Patch captures electrical impulses of the patient's heart and transmits this information to a cellular telephone-like device that the patient carries. This device measures and records the electrical activity of the patient's heart. Every two (2) to four (4) hours, the recorded information is sent through cellular telephone towers, frame relay systems and switching stations. Ultimately, the recorded heart activity information is received by a computer or other device through which cellular or satellite communications can be transmitted, and then evaluated by a physician. We are developing an intranet type of communication network through which heart activity data is transmitted and believe it will be useful in implementing other wireless monitoring devices. We expect to introduce the Bio-Patch to the market in December of 2005.

PRIOR  GOING  CONCERN;  DEVELOPMENT  STAGE  COMPANY

     In early 2005, the Company discontinued operations and became a shell company with no operations. On May 6, 2005, the Company entered into the Share Exchange Agreement with Telzuit Technologies, LLC. Pursuant to the Share
Exchange Agreement, the Company acquired all of the issued and outstanding capital stock of Telzuit Technologies, Inc., in exchange for 2,207,723 of the Company's Series B Preferred Stock. By acquiring all of the issued and outstanding capital stock of Telzuit Technologies, Inc., the Company acquired certain know-how, trade secrets and other proprietary intellectual property rights relating to the development of ambulatory medical devices, including the Bio-Patch Wireless Holter Monitor (collectively referred to herein as the "Bio-Patch Technologies"). As a result of the closing of the transactions contemplated by the Share Exchange Agreement, including the 1-for-31 reverse stock split, the owners of Telzuit Technologies, LLC (including Donald Sproat,
James Tolan, and Michael Vosch, each officers of the Company) acquired approximately 70% of our voting capital stock, and our shareholders existing immediately prior to the closing held approximately 2.5% of our voting capital stock.

     We currently are a development stage company under the provisions of SFAS No. 7, and have negative cash flows from operations and no current established source of revenue. We do not anticipate that we will start selling our initial product until late 2005. The foregoing matters had raised substantial doubt about the ability of our Company to continue as a going concern. However, as a consequence of financings we recently completed in May, June and July of 2005 for an aggregate of $4,456,860 , management now believes that we have sufficient cash to continue our business for at least the next twelve (12) months, and the uncertainty as to our ability to continue as a going concern has been eliminated. Telzuit Technologies, LLC has incurred losses since inception. See "Liquidity And Capital Resources" below.

     RECENT  EVENTS

     On May 6, 2005, the Company entered into the Securities Purchase Agreement, pursuant to which it issued, effective as of May 6, 2005 (the "Effective Date"), 10% Convertible Debentures having an aggregate original principal balance of $1,057,250. The principal balance of the 10% Convertible Debentures is due, in one lump sum payment, on the date one year from the Effective Date, unless earlier converted. As of July 12, 2005, all debenture holders elected to convert their debentures into "Units" comprised of (i) one share of Series A Convertible Preferred Stock of the Company and (ii) one Class B Warrant.

     On June 27, 2005, the Company completed a portion of its Series A Preferred private placement of approximately $3,199,610. Pursuant to the Securities Purchase Agreement, the Company, on June 27, 2005, issued (i) 1,449,620 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock") and
(ii) Class B Warrants entitling holders of the Series A Preferred Stock to purchase, in the aggregate, 2,416,033 shares of the Company's common stock, par value $.001 per share (the "Common Stock"), at an exercise price of $.80 per share. The Series A Preferred Stock converts into common stock at a price of $.60 per share of Common Stock.

     On June 24, 2005, Telzuit Technologies, Inc. d/b/a BioPatch Systems, a wholly-owned subsidiary of the Registrant, entered into an agreement to purchase equipment from Technology Integration Group for IBM hardware and software for a purchase price of $411,000.

     On  August 18, 2005, James Tolan, Michael Vosch, Jon C. Stemples and Warren
D. Stowell were elected to serve as directors until the next annual meeting of the shareholders in the year in which their term expires and until their successors are elected and qualified, or until their earlier resignation, removal from office or death. Don Sproat, who was elected on or about May 6, 2005, continues to serve as a director of the Company. Lucien Lallouz resigned and did not continue to serve as a director of the Company after the shareholder's meeting held on August 18, 2005.

     On August 18, 2005, at a special meeting of the shareholders of the Company, the shareholders approved, by the requisite majority vote, (a) to amend the Company's Articles of Incorporation to increase the authorized common stock, par value $.001 per share, of the Company from 50,000,000 shares to 100,000,000 shares, (b) change the name of the Company to Telzuit Medical Technologies, Inc.; and (c) to effect a 1-for-31 reverse stock split of the issued and outstanding Common Stock, par value $.001 per share, of the Company (collectively, the "Corporate Actions"). NASDAQ effected the 1-for-31 reverse stock split on August 22, 2005, upon receipt of stamped Articles of Amendment and the shareholders' resolution approving the Corporate Actions, and Telzuit Technologies, LLC converted the 2,207,723 shares of the Company's Series B Preferred Stock into 26,492,676 shares of common stock of the Company (calculated on a post 1-for-31 reverse split basis).

     On August 18, 2005, the Board of Directors of the Company named Chris Phillips to serve as a director of the Company. Mr. Phillips will serve as a Class I Director, with term expiring in 2007.

     On August 19, 2005, the Company accepted an additional investment of $200,000 as part of its Series A Preferred private placement of approximately $3,399,610, which amount includes the $3,199,610 previously closed on June 27, 2005. Pursuant to the Securities Purchase Agreement, the Company, on August 19, 2005, issued 200,000 shares of Series A Convertible Preferred Stock and one Class B Warrant entitling the holder thereof to purchase 333,334 shares of the Company's Common Stock at an exercise price of $.80 per share. The Series A Preferred Stock converts into common stock at a price of $.60 per share of Common Stock.

RESEARCH  AND  DEVELOPMENT

     In December 2004, we completed the design, fabrication and testing of a pre-production model of our first product for commercialization, our battery-operated, digital 12-lead Bio-Patch Wireless Holter Monitor. As discussed below, the Bio-Patch will be used as the primary component of a

12-lead ambulatory heart monitor system to acquire, process, amplify and store physiological signal data.

     The Bio-Patch is an ambulatory patient heart monitor and recording system that will allow a patient's heart to be continuously monitored over a period of 24 to 48 hours while the patient carries out his or her daily activities away from the physician's office or hospital. The Bio-Patch is comprised of a disposable bandage-like strip, which is imbedded with lead sensory connectors.
A battery attached to the strip activates the lead sensory connectors to transmit heart activity information. The battery life lasts between 24 and 48 hours, at which time the patient must discard the old patch and replace it with a new one. We have estimated that our manufacturing costs for each patch will be approximately Twelve Dollars ($12.00).

     In operation, the Bio-Patch will be used in conjunction with the Bio-Patch System, which includes a cellular telephone device (commonly referred to as a "PDA") capable of recording the data transmitted from our Bio-Patch. The testing we have conducted and relied upon from independent sources has lead us to believe that a properly designed PDA device is capable of recording information transmitted from our Bio-Patch. We, therefore, intend to acquire the Bio-Patch System from manufacturers of PDA's, modify these devices physically and equip them with software to permit the transmission of heart activity received from the Bio-Patch. We intend to lease each Unit for approximately Forty Five Dollars ($45) per month for twelve (12) months.

     We are designing a communication system as an intranet through which data collected by our Unit can be transmitted through any form of cellular technology. Information transmitted by each Bio-Patch System will be routed through cellular towers to a switching station maintained at our corporate offices. We have licensed computer software that will monitor the heart activity of patients wearing our Bio-Patch. This software, which has been developed by Philips Medical and other medical service providers, can detect irregular heart activity.

     Patients using the Bio-Patch will be able to move around freely while data is collected and sent in near real time from the patient module to the monitoring center. At the conclusion of the recording period, the patient returns the Unit to the cardiologist. The patient's information, having been sent via cell phone to the monitoring center, is then analyzed by the Philips' algorithm. After the prescribing period, the physician is able to access the patient information via secure web portal and download raw data and a report. The physician then interprets all of the information available to him or her to make a diagnosis. The Bio-Patch System is entirely diagnostic and is not intended to be a life-saving device.

DESCRIPTION  OF  NEW  PRODUCTS

     BIO-PATCH  SLEEP  APNEA  DEVICE

     The Company intends to file an application with the FDA for approval of a new sleep apnea device based on the Bio-Patch wireless system. Sleep apnea currently affects an estimated 12 to 25 million people in the United States. We anticipate that our new sleep apnea device will be able to assist in the diagnosis of this condition, making it much less intrusive to the patient.

     ELDERLY  PATIENT  WIRELESS  MONITORING  SYSTEM

     The Company has patented a long-term monitoring device which utilizes the proprietary Bio-Patch design (the "Elderly Patient Wireless Monitor"). The Elderly Patient Wireless Monitor is designed primarily for use by patients in nursing homes and other assisted-living facilities. This product will be used to measure basic biometric data on patients and will also be able to alert staff if a patient has fallen. The patient's data is relayed to both a PDA and a centralized computer monitor to allow the patient's caregivers to monitor the patient with greater accuracy and efficiency. The Company anticipates that this product will be available during the beginning of 2006.

      MEDICAL  CLINICS

     The Company has identified key personnel who possess expertise in owning, operating and building medical clinics. The Company has decided to build on this expertise, as well as the Company's prime location in Central Florida, to open six (6) medical clinics. The Company believes that expanding its current business plan to include the operation of medical clinics may generate positive operating results and a positive cash flow. The Company hopes to create and take advantage of a synergy among the Company's medical clinics, the Bio-Patch and the pharmaceutical companies and their chosen Clinical Research Organizations.

RESULTS  OF  OPERATIONS

     The following discussion of our financial condition and results of operations should be read in conjunction with (1) our audited financial statements for the year ended December 31, 2004 and explanatory notes included as part of this prospectus; (2) our audited financial statements for the year ended December 31, 2003 and explanatory notes included as part of this prospectus, (3) our audited financial statements for the six month period ending June 30, 2005 and explanatory notes included as part of this prospectus, and (4) our unaudited financial statements for the six month period ending June 30, 2004. Historical financial information presented is that of Telzuit Technologies, LLC, the legal acquirer of Telzuit Medical Technologies, Inc. pursuant to the Share Exchange Agreement. Accordingly, the information for fiscal year ended June 30, 2004 and June 30, 2003 previously reported by us is not comparable to the corresponding period previously reported.

FISCAL YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003; SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004 (UNAUDITED).

REVENUES. Overall net revenues for the year ended December 31, 2004 were $0, as compared to net revenues of $0 for the year ended December 31, 2003. In addition, overall net revenues for the six month period ending June 30, 2005 were $0, as compared to net revenues of $0 for the six month period ending June 30, 2004. In May 2005, the Company acquired Telzuit Technologies, Inc. and changed its focus to the development of ambulatory medical devices.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consisted of payroll and related expenses for executive, accounting and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses for the year ended December 31, 2004 were $843,307, as compared to general and administrative expenses of $777,945 for the year ended December 31, 2003. In addition, general and administrative expenses for the six month period ending June 30, 2005 were $1,247,045, as compared to general and administrative expenses of approximately $441,775 for the six month period ending June 30, 2004. These general and administrative costs have increased as our activity levels have increased in connection with the decision to change our business from a shell company to an operating company.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenditures for the year ended December 31, 2004 were $341,303, as compared to research and development expenditures of $438,101 for the year ended December 31, 2003. In addition, research and development expenditures for the six month period ending June 30, 2005 were $86,446, as compared to research and development expenditures of $175,533 for the six month period ending June 30, 2004. These research and development expenses have decreased because most of the research and development for our initial product, the Bio-Patch Wireless Holter Monitor, was completed in 2004, and the Company's subsequent products have been built off of the Bio-Patch platform.

NET INCOME (LOSS). The net loss for the year ended December 31, 2004 was $1,183,302, as compared to a net loss of $1,215,492 for the year ended December 31, 2003. The net loss for the six month period ending June 30, 2005 was $1,493,608, as compared to the net loss of approximately $616,349 for the six month period ending June 30, 2004. The increase in net loss for the six month period ending June 30, 2005 is primarily due to the costs related to the acquisition of all of the outstanding stock of Telzuit Technologies, Inc.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Prior to the Share Exchange Agreement in May of 2005, wherein the Company acquired an operating company, the Company primarily used debt financing to fund its operations. In connection with the financings and Securities Purchase Agreements recently completed in May and June, the Company received gross proceeds of approximately $4,256,860 from the issuance of convertible debentures and the private placement of its stock. The Company raised an additional $200,000 in July, as part of those financings, bringing the total gross proceeds to $4,456,860. As a result, management now believes that the Company has sufficient cash to continue our business for at least the next twelve (12) months. Our plan of operation for the twelve-month period following the date of this prospectus is to continue marketing activities with respect to our Bio-Patch Wireless Holter Monitor, to continue product development activities with respect to our Bio-Patch sleep apnea device and Elderly Patient Wireless Monitoring System, and to continue our plans to own and operate medical clinics. We have budgeted $1,334,000 in cash costs for this twelve (12) month period.

     We believe that our cash on hand will be sufficient to cover these anticipated expenditures. Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through the acquisition of new products, the depletion of our working capital would be accelerated. To the extent that it becomes necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we will seek to raise it through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We also may seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. We currently do not have any binding commitments for, or readily available sources of, additional financing. We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

 OFF-BALANCE  SHEET  ARRANGEMENTS

     We have no off-balance sheet arrangements.

 CRITICAL  ACCOUNTING  POLICIES

     Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 2, Significant Accounting Policies, contained in the explanatory notes to our audited financial statements for the year ended June 30, 2005 contained in this prospectus. On an on-going basis, we evaluate our estimates, including those related to reserves, deferred tax assets and valuation allowance, impairment of long-lived assets, fair value of equity instruments issued to consultants for services and estimates of costs to complete contracts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

RECENT  ACCOUNTING  PRONOUNCEMENTS

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4". The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. Telzuit Medical has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the company's overall results of operations or financial position since Telzuit Medical currently does not have any manufacturing operations or inventory.

     In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The FASB believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes this statement produces financial reporting that more faithfully represents the economics of the transactions. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS 153 shall be applied prospectively. Telzuit Medical has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the company's overall results of operations or financial position.

     In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25,
"Accounting for Stock Issued to Employees". SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. For public entities that file as small business issuers SFAS 123(R) is applicable as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Telzuit Medical evaluated the impact of the adoption of SFAS 123(R), and believes that the impact will be insignificant to the company's overall results of operations and financial position.

     In December 2004 the Financial Accounting Standards Board issued two FASB Staff Positions-FSP FAS 109-1, Application of FASB Statement 109 "Accounting for Income Taxes" to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.

ITEM  7.     FINANCIAL  STATEMENTS

    The accompanying notes are an integral part of these consolidated financial statements.


                 TELZUIT MEDICAL TECHNOLOGIES, INC. & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS


INDEPENDENT AUDITORS' REPORT                                                F-1

FINANCIAL STATEMENTS:

CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2005                              F-2

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2004 AND 2003                 F-3

CONSOLIDATED STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED
JUNE 30, 2005 AND 2004 AND FROM INCEPTION APRIL 1, 2000 TO JUNE 30, 2005    F-4

CONSOLIDATED STATEMENT OF OPERATIONS FOR THE YEARS ENDING
DECEMBER 31, 2004 AND 2003                                                  F-5

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FROM INCEPTION
APRIL 1, 2000 TO DECEMBER 31, 2004                                          F-6

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FROM JANUARY 1, 2005
TO JUNE 30, 2005                                                        F-7-F-9

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED
JUNE 30, 2005 AND 2004 AND FROM INCEPTION APRIL 1, 2000 TO JUNE 30, 2005   F-10

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDING
DECEMBER 31, 2004 AND 2003                                                 F-11

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                        F-12-F-28


                                      F-i
  The accompanying notes are an integral part of these consolidated financial statements.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF TELZUIT MEDICAL TECHNOLOGIES, INC. Orlando, Florida

We have audited the accompanying consolidated balance sheets of Telzuit Medical Technologies, Inc. (as more fully disclosed in Note 1 under basis of presentation caption) as of June 30, 2005, December 31, 2004 and 2003 and the related statements of operations, changes in stockholders' equity, and cash flows for the six month period ended June 30, 2005 and the years ended December 31, 2004 and 2003 and the period from Inception April 1, 2000 to June 30, 2005. These financial statements are the responsibility of the management of Telzuit Medical Technologies, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telzuit Medical Technologies, Inc. as of June 30, 2005, December 31, 2004 and 2003 and the results of its operations and its cash flows for the six month period and years then ended and the period from Inception April 1, 2000 to June 30, 2005 in conformity with United States generally accepted accounting principles.




Pender Newkirk & Company
Certified Public Accountants
Tampa, Florida
September 23, 2005


  The accompanying notes are an integral part of these consolidated financial statements.

                 TELZUIT MEDICAL TECHNOLOGIES, INC. & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2005



                                     ASSETS
Current assets:

  Cash and cash equivalents                                            $ 2,351,794

  Other current assets                                                   1,587,319
                                                                       ------------

    Total current assets                                                 3,939,113

Property and equipment, net of accumulated depreciation of $34,667         551,231

Intangible assets, net of accumulated amortization of $0                    60,962

Other assets (including debt issuance costs of $367,340)                   485,661
                                                                       ------------

TOTAL ASSETS                                                           $ 5,036,967
                                                                       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable                                                       $    33,813

Accrued expenses                                                           176,700
                                                                       ------------

    Total current liabilities                                              210,513

Long-term liabilities:

10% convertible debentures                                                 144,829

Stockholders' equity:

Series "A" convertible preferred stock, $0.001 par value;
7,700,000 shares authorized; 2,786,619 shares issued and outstanding         2,787

Series "B" convertible preferred stock, $0.001 par value;
2,300,000 shares authorized; 2,258,306 shares issued and outstanding         2,259

Common stock, $0.001 par value;
100,000,000 shares authorized; 947,695 shares issued and outstanding           948

Stock subscribed                                                           413,000

Stock payable                                                            1,962,826

Additional paid in capital                                               6,597,224

Deficit accumulated during development stage                            (4,297,419)
                                                                       ------------

    Total shareholders' equity                                           4,681,625
                                                                       ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $ 5,036,967
                                                                       ============

  The accompanying notes are an integral part of these consolidated financial statements.


                TELZUIT MEDICAL TECHNOLOGIES, INC. & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 2004 AND 2003



                                   ASSETS                        2004       2003
                                                              ----------  ---------
Current assets:

  Cash and cash equivalents                                   $  29,396   $235,979

  Other current assets                                           37,704     15,754
                                                              ----------  ---------

    Total current assets                                         67,100    251,733

Property and equipment, net of accumulated
depreciation of $22,439 and $5,767 respectively.                 93,958     56,554

Intangible assets, net of accumulated amortization of $0.        55,962     55,962

Other assets                                                      9,631        320
                                                              ----------  ---------

TOTAL ASSETS                                                    226,652    364,569
                                                              ==========  =========

                        LIABILITIES AND MEMBERS' EQUITY

Current liabilities:

Accounts payable                                              $   6,241   $ 50,914

Accrued expenses                                                 10,435     20,361

Note payable to related party                                     5,000          -
                                                              ----------  ---------

    Total current liabilities                                    21,676     71,275

Members' equity:

Class A-Membership units outstanding as of December 31, 2004
and 2003 of 22,758,250 and 20,875,648, respectively.            319,025    342,262

Class B-Membership units outstanding as of December 31, 2004
and 2003 of 1,863,999 and 1,405,499, respectively.             (114,048)   (48,968)
                                                              ----------  ---------

    Total members' equity                                       204,976    293,294

TOTAL LIABILITIES AND MEMBERS' EQUITY                           226,652    364,569
                                                              ==========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                 TELZUIT MEDICAL TECHNOLOGIES, INC. & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004 AND FROM INCEPTION
                         APRIL 1, 2000 TO JUNE 30, 2005


                                                                           FROM
                                           FOR THE SIX MONTHS ENDED     INCEPTION
                                                  JUNE 30,          APRIL 1, 2000 TO
                                             2005          2004       JUNE 30, 2005
                                         -------------  -----------  ---------------
                                                        (UNAUDITED)
Revenue                                  $          -   $        -   $            -
                                         -------------  -----------  ---------------

Research and development costs                 86,446      175,533          878,742

General and administrative expenses         1,247,045      441,775        3,272,414
                                         -------------  -----------  ---------------

Loss before other income (expense)         (1,333,491)    (617,308)      (4,151,156)

Interest income                                   388          959           14,242

Interest expense                             (160,505)           -         (160,505)
                                         -------------  -----------  ---------------

Loss before provision for income taxes     (1,493,608)    (616,349)      (4,297,419)

Provision for income taxes                          -            -                -
                                         -------------  -----------  ---------------

NET LOSS                                  ($1,493,608)   ($616,349)     ($4,297,419)
                                         =============  ===========  ===============

BASIC AND DILUTED LOSS PER SHARE               ($2.18)      ($2.23)
                                         =============  ===========

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC AND DILUTED                             684,406      275,843
                                         =============  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                 TELZUIT MEDICAL TECHNOLOGIES, INC. & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                               FOR THE YEARS ENDED DECEMBER 31,
                                                     2004           2003
                                                 -------------  -------------

Revenue                                          $          -   $          -
                                                 -------------  -------------

Research and development costs                        341,303        438,101

General and administrative expenses                   843,307        777,945
                                                 -------------  -------------

Loss before other income (expense)                 (1,184,610)    (1,216,046)

Interest income                                         1,309            554

Interest expense                                            -              -
                                                 -------------  -------------

Loss before provision for income taxes             (1,183,302)    (1,215,492)

Provision for income taxes                                  -              -
                                                 -------------  -------------

NET LOSS                                          ($1,183,302)   ($1,215,492)
                                                 =============  =============

BASIC AND DILUTED LOSS PER SHARE                       ($3.12)        ($5.04)
                                                 =============  =============

WEIGHTED AVERAGE SHARES OUTSTANDING                   379,767        241,184
                                                 =============  =============

  The accompanying notes are an integral part of these consolidated financial statements.

                                              TELZUIT MEDICAL TECHNOLOGIES, INC. & SUBSIDIARY
                                                    (A DEVELOPMENT STAGE COMPANY)
                                                  STATEMENTS OF STOCKHOLDERS' EQUITY
                                            FROM INCEPTION APRIL 1, 2000 TO DECEMBER 31, 2004



                                           COMMON STOCK  A           PREFERRED STOCK         ADDITIONAL     RETAINED
                                         SHARES          $        SHARES          $        PAID IN CAPITAL  EARNINGS      TOTAL
                                      -----------  ------------  ----------  ------------  --------------- ----------  -----------
INCEPTION, APRIL 1, 2000

Shares issued for cash                   281,108   $       281         -     $         -          280,827   $      -   $   281,108
Shares issued for services               500,000           500         -               -            2,500          -         3,000
Shares issued for investor services      495,000           495         -               -            2,475          -         2,970
Shares issued to employees             5,737,000         5,737         -               -           28,685          -        34,422
                                             -             -           -               -                -          -
Net loss for the year ended
December 31, 2000                            -             -           -               -                -  ($144,698)    (144,698)
                                      -----------  ------------  ----------  ------------  --------------- ----------  -----------

BALANCE AT DECEMBER 31, 2000           7,013,108   $     7,013         -     $         -      $   314,487   (144,698)  $  176,802
                                      ===========  ============  ==========  ============  =============== ==========  ===========

Shares issued for cash                     1,500   $         2         -     $         -      $     1,499   $      -   $    1,500
Shares issued to employees             2,232,000         2,232         -               -            6,696          -        8,928
Shares issued to board of directors
or advisory board                        180,000           180      20,000          2,000         (1,380)          -          800
                                             -             -           -               -                -          -
Net loss for the year ended
December 31, 2001                            -             -           -               -                -    (10,406)     (10,406)
                                      -----------  ------------  ----------  ------------  --------------- ----------  -----------

BALANCE AT DECEMBER 31, 2001           9,426,608   $     9,427      20,000   $      2,000    $    321,301  ($155,104)  $  177,624
                                      ===========  ============  ==========  ============  =============== ==========  ===========

Shares issued for cash                    24,000   $        24      21,250   $      2,125    $     43,101  $       -   $   45,250
Shares issued to employees               113,000           113     255,000         25,500         (24,509)         -        1,104
                                             -             -           -               -                 -         -
Net loss for the year ended
December 31, 2002                            -             -           -               -                 -  (248,874)    (248,874)
                                      -----------  ------------  ----------  ------------  --------------- ----------  -----------

BALANCE AT DECEMBER 31, 2002           9,563,608   $     9,564     296,250   $     29,625    $    339,893  ($403,978)    ($24,896)
                                      ===========  ============  ==========  ============  =============== ==========  ===========


                                           COMMON STOCK  A           PREFERRED STOCK          ADDITIONAL   RETAINED
                                         SHARES          $        SHARES            $      PAID IN CAPITAL  EARNINGS      TOTAL
                                      -----------  ------------  ----------  ------------  --------------- ----------  -----------

Effect of July 8, 2003 reorganization
to a limited liability company               -        ($44,416)        -         ($19,668)      ($339,893) $ 403,978   $        -
                                      -----------  ------------  ----------  ------------  --------------- ----------  -----------

Balance at January 1, 2003             9,563,608       (34,853)    296,250          9,957               -          -      (24,896)

Shares issued for cash                 1,812,040   $ 1,363,933         -               -                -          -    1,363,933
Shares issued for services               250,000         4,000     149,750          2,396               -          -        6,396
Shares issued to employees             9,250,000       148,000     899,499         14,392               -          -      162,392
Shares issued to advisory board member       -             -        60,000            960               -          -          960
                                             -             -           -               -                -          -            -
Net loss for the year ended
December 31, 2003                            -      (1,138,819)        -          (76,673)              -          -   (1,215,492)
                                      -----------  ------------  ----------  ------------  --------------- ----------  -----------

BALANCE AT DECEMBER 31, 2003          20,875,648   $   342,262   1,405,499       ($48,968)   $          -  $       -   $  293,294
                                      ===========  ============  ==========  ============  =============== ==========  ===========

Shares issued for cash                 1,053,742   $ 1,034,843       5,000   $      5,000    $          -  $       -    1,039,843
Shares issued for services                78,860         3,391       7,500            323               -          -        3,713
Shares issued to employees               750,000        32,250     446,000         19,178               -          -       51,428
                                             -             -           -               -                -          -
Net loss for the year ended
December 31, 2004                            -      (1,093,721)        -          (89,580)              -          -    (1,183,302)
                                      -----------  ------------  ----------  ------------  --------------- ----------  -----------

BALANCE AT DECEMBER 31, 2004          22,758,250   $   319,025   1,863,999   $   (114,048)   $          -  $       -   $  204,976
                                      ===========  ============  ==========  ============  =============== ==========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                                            TELZUIT MEDICAL TECHNOLOGIES, INC. & SUBSIDIARY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                FROM JANUARY 1, 2005 TO JUNE 30, 2005


                                                                 CLASS A                   CLASS B               COMMON STOCK
                                                           SHARES         $         SHARES          $          SHARES         $
                                                         ----------  -----------  -----------  ------------  ---------  ------------
Telzuit Technologies, LLC balance on January 1, 2005     22,758,250  $ 319,025    1,863,999    ($114,048)            -   $      -

Shares issued for cash                                      472,500    472,500            -            -             -          -

Shares issued to employees                                   10,000        480            -            -             -          -

Class B exchanged for Class A                             1,863,999   (114,048)  (1,863,999)     114,048             -          -

Telzuit Technologies, LLC net loss for the period
ending May 6, 2005                                                -   (360,698)           -            -             -          -

Acquisition and recapitalization on May 6, 2005         (25,104,749)  (317,258)           -            -    29,378,559     29,379

Value of warrants and beneficial conversion feature
associated with 10% Convertible Debentures
issued May 5, 2005                                                -          -            -            -             -          -

Service contract entered into as part of the share
exchange agreement dated May 6, 2005                              -          -            -            -             -          -

Service agreement with legal counsel dated April 10, 2005
not issued at year end                                            -          -            -            -             -          -

Service contract entered into on May 30, 2005 for stock
not issued at year end                                            -          -            -            -             -          -

Issuance costs related to May 30, 2005 service contract           -          -            -            -             -          -

Service contract entered into on June 20, 2005 for stock
not issued at year end                                            -          -            -            -             -          -

Issuance of Series A Convertible Preferred stock on
June 22, 2005                                                     -          -            -            -             -          -

Issuance of Series A Convertible Preferred stock on
June 27, 2005                                                     -          -            -            -             -          -

June 27, 2005 issuance of Series A Convertible Preferred stock
not completed at year end                                         -          -            -            -             -          -

Issuance costs related to Series A Convertible Preferred
Stock offerings                                                   -          -            -            -             -          -

Effect of 1-for-31 reverse stock split on August 22, 2005         -          -            -            -   (28,430,864)   (28,431)

Consolidated net loss for the period May 6, 2005 through
June 30, 2005                                                     -          -            -            -             -          -
                                                         ----------  -----------  -----------  ------------  ---------  ------------

  TOTAL STOCKHOLDERS EQUITY AT JUNE 30, 2005                      -  $       -            -   $        -       947,695   $    948
                                                         ==========  ===========  ===========  ============  =========  ============

                                       F-7
  The accompanying notes are an integral part of these consolidated financial statements.

                                            TELZUIT MEDICAL TECHNOLOGIES, INC. & SUBSIDIARY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                FROM JANUARY 1, 2005 TO JUNE 30, 2005
                                                             (CONTINUED)


                                                          COMMON STOCK PAYABLE    SERIES A PREFERRED STOCK  SERIES B PREFERRED STOCK
                                                           SHARES         $         SHARES          $          SHARES         $
                                                         ----------  -----------  -----------  ------------  ---------  ------------
Telzuit Technologies, LLC balance on January 1, 2005             -   $        -            -    $        -          -   $         -

Shares issued for cash                                           -            -            -             -          -             -

Shares issued to employees                                       -            -            -             -          -             -

Class B exchanged for Class A                                    -            -            -             -          -             -

Telzuit Technologies, LLC net loss for the period
ending May 6, 2005                                               -            -            -             -          -             -

Acquisition and recapitalization on May 6, 2005                  -            -            -             -   2,207,723        2,208

Value of warrants and beneficial conversion feature
associated with 10% Convertible Debentures
issued May 5, 2005                                               -            -            -             -          -             -

Service contract entered into as part of the share
exchange agreement dated May 6, 2005                             -            -            -             -      50,583           51

Service agreement with legal counsel dated April 10, 2005
not issued at year end                                      930,000       40,576           -             -          -             -

Service contract entered into on May 30, 2005 for stock
not issued at year end                                    5,425,000      922,250           -             -          -             -

Issuance costs related to May 30, 2005 service contract          -            -            -             -          -             -

Service contract entered into on June 20, 2005 for stock
not issued at year end                                    6,200,000    1,000,000           -             -          -             -

Issuance of Series A Convertible Preferred stock on
June 22, 2005                                                    -            -     1,749,990         1,750         -             -

Issuance of Series A Convertible Preferred stock on
June 27, 2005                                                    -            -     1,036,629         1,037         -             -

June 27, 2005 issuance of Series A Convertible Preferred stock
not completed at year end                                        -            -            -             -          -             -

Issuance costs related to Series A Convertible Preferred
Stock offerings                                                  -            -            -             -          -            -

Effect of 1-for-31 reverse stock split on August 22, 2005        -            -            -             -          -            -

Consolidated net loss for the period May 6, 2005
through June 30, 2005                                   (12,150,000)          -            -             -          -            -
                                                         ----------  -----------  -----------  ------------  ---------  ------------

  TOTAL STOCKHOLDERS EQUITY AT JUNE 30, 2005                405,000   $1,962,826    2,786,619        $2,787  2,258,306      $2,259
                                                         ==========  ===========  ===========  ============  =========  ============

                                       F-8
  The accompanying notes are an integral part of these consolidated financial statements.

                                            TELZUIT MEDICAL TECHNOLOGIES, INC. & SUBSIDIARY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                FROM JANUARY 1, 2005 TO JUNE 30, 2005
                                                             (CONTINUED)


                                                                                    ADDITIONAL
                                                        SERIES A STOCK SUBSCRIBED     PAID IN    ACCUMULATED
                                                           SHARES         $           CAPITAL      DEFICIT          TOTAL
                                                         ----------  -----------    -----------  ------------   -----------

Telzuit Technologies, LLC balance on January 1, 2005            -     $      -       $        -   $         -     $204,976

Shares issued for cash                                          -            -                -             -      472,500

Shares issued to employees                                      -            -                -             -          480

Class B exchanged for Class A                                   -            -                -             -            -

Telzuit Technologies, LLC net loss for the period
ending May 6, 2005                                              -            -                -             -     (360,698)

Acquisition and recapitalization on May 6, 2005                 -            -        3,143,627    (3,164,509)    (306,553)

Value of warrants and beneficial conversion feature
associated with 10% Convertible Debentures
issued May 5, 2005                                              -            -        1,057,250             -    1,057,250

Service contract entered into as part of the share
exchange agreement dated May 6, 2005                            -            -          564,456             -      564,507

Service agreement with legal counsel dated April 10, 2005
not issued at year end                                          -            -                -             -       40,576

Service contract entered into on May 30, 2005 for stock
not issued at year end                                          -            -                -             -      922,250

Issuance costs related to May 30, 2005 service contract         -            -         (693,195)                  (693,195)

Service contract entered into on June 20, 2005 for stock
not issued at year end                                          -            -                -             -    1,000,000

Issuance of Series A Convertible Preferred stock on
June 22, 2005                                                   -            -        1,748,240             -    1,749,990

Issuance of Series A Convertible Preferred stock on
June 27, 2005                                                   -            -        1,035,592                  1,036,629

June 27, 2005 issuance of Series A Convertible Preferred
stock not completed at year end                            413,000      413,000               -             -     413,000

Issuance costs related to Series A Convertible
Preferred Stock offerings                                       -            -         (287,177)            -    (287,177)

Effect of 1-for-31 reverse stock split on August 22, 2005       -            -           28,431             -            -

Consolidated net loss for the period May 6, 2005 through
June 30, 2005                                                   -            -                -    (1,132,910) (1,132,910)
                                                         ----------  -----------    -----------  ------------   -----------

  TOTAL STOCKHOLDERS EQUITY AT JUNE 30, 2005               413,000    $ 413,000      $6,597,224   ($4,297,419)  4,681,625
                                                         ==========  ===========    ===========  ============   ===========

                                       F-9
  The accompanying notes are an integral part of these consolidated financial statements.

                 TELZUIT MEDICAL TECHNOLOGIES, INC. & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTH ENDING JUNE 30, 2005 AND 2004
                AND FROM INCEPTION APRIL 1, 2000 TO JUNE 30, 2005


                                                                     FOR THE SIX MONTHS ENDED   APRIL 1, 2000
                                                                             JUNE 30,          (INCEPTION) TO
                                                                        2005          2004      June 30, 2005
                                                                    -------------  -----------  -------------
(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                             ($1,493,608)   ($616,349)  ($4,297,419)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation                                                          12,228        8,117        34,667
    Stock issued as compensation                                         475,367       47,128       751,480
    Amortization of discount on convertible debenture                    144,829            -       144,829
    Loss on disposal of assets                                                 -            -        15,878
    Other current assets                                                  (6,419)     (19,974)      (44,123)
    Other assets                                                        (246,974)     (97,049)     (256,600)
    Accounts payable                                                     (31,779)     (24,887)       33,813
    Accrued expenses                                                      (4,893)      20,122       (64,679)
                                                                    -------------  -----------  -------------

      Subtotal of adjustments                                            342,359      (66,542)      615,266

        Net cash used for operating activities                        (1,151,249)    (682,891)   (3,682,153)
                                                                    -------------  -----------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of property and equipment                                    (470,545)     (48,342)    (590, 916)
  Investment in intangible assets                                         (5,000)           -       (60,962)
                                                                    -------------  -----------  -------------

    Net cash used for investing activities                              (475,545)     (48,342)     (651,878)
                                                                    -------------  -----------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of convertible debenture                      1,057,250            -     1,057,250
  Proceeds from related party                                                  -            -        10,500
  Repayment of note payable to related party                             (80,000)           -       (85,500)
  Proceeds from sale of shares                                         2,971,942      748,210     5,703,576
                                                                    -------------  -----------  -------------


    Net cash provided by financing activities                          3,949,192      748,210     6,685,826
                                                                    -------------  -----------  -------------

Net (decrease) increase in cash and cash equivalents                   2,322,398       16,977     2,351,795

Cash and cash equivalents at beginning of year                            29,396      235,979             -
                                                                    -------------  -----------  -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                               2,351,794   $  252,956   $ 2,351,795
                                                                    =============  ===========  =============


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Liabilities assumed in acquisition of shell                       $    306,553   $        -   $   306,553
  Receivables recorded for stock issued subsequent to year end.          344,275            -       344,275
  Prepaid expenses incurred with the issuance of stock                 1,427,976            -     1,427,976
  Discount for beneficial conversion feature associated with 10%
  convertible debentures                                               1,057,250            -     1,057,250
                                                                    -------------  -----------  -------------

TOTAL NON-CASH INVESTING AND FINANCING TRANSACTIONS                 $  3,136,054   $        -   $ 3,136,054
                                                                    =============  ===========  =============

                                        F-10
  The accompanying notes are an integral part of these consolidated financial statements.

                 TELZUIT MEDICAL TECHNOLOGIES, INC. & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                  FOR THE YEAR ENDED DECEMBER 31, 2004 AND 2003



                                                           FOR THE YEARS ENDED
                                                               DECEMBER 31,
CASH FLOWS FROM OPERATING ACTIVITIES                       2004           2003
                                                      --------------  ------------

Net loss                                              $  (1,183,303)  $(1,215,492)
  Adjustments to reconcile net loss to net cash
  used for operating activities:
    Depreciation                                             16,672         5,767
    Stock issued as compensation                             55,141       169,748
    Loss on disposal of assets                                    -        15,878
    (Increase) in other assets                              (31,261)      (16,074)
    (Decrease) increase in accounts payable                 (44,673)       50,914
    (Decrease) increase in accrued expenses                  (9,926)       (5,318)
                                                      --------------  ------------

      Subtotal of adjustments                               (14,047)      220,915

        Net cash used for operating activities           (1,197,350)     (994,577)
                                                      --------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of furniture and equipment                         (54,077)      (78,199)
Investment in patents                                             -       (55,962)
                                                      --------------  ------------

        Net cash used for investing activities              (54,077)     (134,161)
                                                      --------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from borrowing                                       5,000             -
Proceeds from sale of shares                              1,039,844     1,363,933
                                                      --------------  ------------

        Net cash provided by financing activities         1,044,844     1,363,933
                                                      --------------  ------------

Net (decrease) increase in cash and cash equivalents       (206,583)      235,195

Cash and cash equivalents at beginning of year              235,979           784
                                                      --------------  ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR              $      29,396   $   235,979
                                                      ==============  ============

                                       F-11
  The accompanying notes are an integral part of these consolidated financial statements.

                 TELZUIT MEDICAL TECHNOLOGIES, INC. & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATIONAL  MATTERS

BACKGROUND INFORMATION

Telzuit Medical Technologies, Inc. (the "Company" or "Telzuit Medical") was incorporated in Florida on September 26, 2001 under the name Nimbus Group, Inc. On April 1, 2004, the Company changed its name from "Nimbus Group, Inc." to "Taylor Madison Corp." On August 18, 2005, the Company changed its name from "Taylor Madison Corp." to its current name, "Telzuit Medical Technologies, Inc."

During fiscal year 2004, the Company turned its focus to the development and wholesale distribution of fragrances and skincare products, both proprietary and under license. In connection with such plan for the development and wholesale distribution of fragrances, skincare products and other products, the Company acquired licensing rights to certain brands that enabled the Company to enter into sub-licensing and distribution agreements, which generated income for the Company in 2004. The Company did not directly manufacture any products or take positions in inventory.

The Company discontinued such operations in 2005 and became a shell company, exploring the viability of acquiring an operating company. In April of 2005, the Company formed a wholly-owned subsidiary, Taylor Madison Holdings Inc. ("Taylor Holdings") and transferred all shares of stock of Nimbus Jets and Take To Auction to Taylor Holdings, pursuant to the Securities Purchase Agreement. Taylor Holdings ownership was subsequently transferred to the former President of Taylor Madison Corp. pursuant to the Securities Purchase Agreement. The transfer constituted full satisfaction of all outstanding obligations owed by the Company to this former officer.

On May 6, 2005, pursuant to its plan to acquire an operating company, Taylor Madison Corp. ("Taylor Madison") entered into a Share Exchange Agreement and acquired all of the issued and outstanding capital stock of Telzuit Technologies, Inc. from Telzuit Technologies, LLC, in exchange for 2,207,723 of the Company's Series B Preferred Stock. Upon completion of the 1-for-31 reverse stock split on August 22, 2005, such shares of Series B Preferred Stock automatically converted into 26,492,676 shares of common stock of the Company. By acquiring all of the issued and outstanding capital stock of Telzuit Technologies, Inc., the Company acquired certain know-how, trade secrets and other proprietary intellectual property rights relating to the development of ambulatory medical devices, including the Bio-Patch Wireless Holter Monitor (collectively referred to herein as the "Bio-Patch Technologies").

Telzuit Technologies, LLC ("Telzuit LLC") is a Florida limited liability company established in 2003. As such, the potential liability of its members is limited to their individual investments in the Company. Telzuit Technologies, Inc. (the "Predecessor" or "Telzuit Inc.") was a Florida corporation established April 1, 2000. During 2003, all assets and liabilities of the Predecessor were merged with the Telzuit Technologies, LLC. The accompanying financial statements present the combined operating results of Telzuit LLC and the Predecessor and give effect to the merger as of January 1, 2003 which resulted in the issuance of Class A and Class B Membership shares to the common and preferred stockholders, respectively, on a one for one basis.

At a special meeting of the shareholders held on August 18, 2005, the shareholders approved to change the Company's name from Taylor Madison Corp. to Telzuit Medical Technologies, Inc, which is more synonymous with the nature of the Company's current operations.

BASIS OF PRESENTATION

On May 6, 2005, Telzuit Technologies, LLC ("Telzuit LLC") and Taylor Madison Corp. ("Taylor Madison / Registrant") reached an agreement. Telzuit LLC formed a wholly-owned subsidiary Telzuit Technologies, Inc. ("Telzuit Inc."). Pursuant to an Asset Purchase Agreement, Telzuit LLC transferred all of its assets to Telzuit Inc. Telzuit LLC, Telzuit Inc. and Taylor Madison then entered into a Share Exchange Agreement pursuant to which Telzuit LLC transferred 100% of the capital stock of Telzuit Inc. in exchange for 2,207,723 shares of Series B Preferred Stock. Due to the conversion rate (12 to 1), irrevocable proxies, and proposed reverse stock split, upon

                                      F-12
  The accompanying notes are an integral part of these consolidated financial statements.

                      TELZUIT MEDICAL TECHNOLOGIES, INC. & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

completion of the Share Exchange Agreement, Telzuit LLC had voting control of Taylor Madison. The transaction was accounted for as a reverse acquisition in accordance with Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations" in which Taylor Madison was acquired by Telzuit LLC (a reverse acquisition in which Telzuit LLC is considered the acquirer for accounting purposes).

The balance sheet as of June 30, 2005 presents the consolidated balance sheets of Telzuit LLC, Telzuit Inc, and Taylor Madison as of that date. The statements of operations, cash flows and changes in stockholders' equity for the six months then ended present the consolidated statements for Telzuit LLC and Telzuit Inc. for the six month period then ended and Taylor Madison for the period May 6, 2005 thru June 30, 2005. Proforma information for Taylor Madison as though it was acquired January 1, 2005 is not presented for there was no operating activity for the period.

The financial statements as of December 31, 2004 and 2003 present the financial statements of Telzuit LLC and Telzuit, Inc. Proforma information as though Taylor Madison had been acquired as of January 1, 2003 has not been disclosed, for Taylor Madison discontinued all of its operations during 2005.

All intercompany accounts and transactions have been eliminated in consolidation.

NATURE OF BUSINESS

Since inception, Telzuit, LLC has primarily been conducting research and development of a remote electro-heart monitoring system. The system consists of a "Biometric Monitoring Patch" and "Personal Digital Assistant" and is being designed to allow physicians to monitor heart patients through a wireless cellular communication network. Telzuit, LLC has not generated any revenue from operations. We currently are a development stage company under the provisions of SFAS No. 7.

REVERSE STOCK SPLIT

On August 18, 2005, the Company's shareholders approved a 1-for-31 reverse stock split of the issued and outstanding common stock effective as of the open of market on August 22, 2005. All share amounts, exercise prices relating to share purchase options and warrants, and earnings per share amounts referred to in these financial statements and notes are presented on a post-split basis unless stated otherwise.

REVISED  FINANCIAL  STATEMENTS

The financial statements for the years ended December 31, 2004 and 2003 have been revised to reflect the omission of stock issued for compensation and services. The inclusion of these changes has the effect of increasing current liabilities by $13,592 and $213 at December 31, 2004 and 2003, and increasing the net loss for December 2004 and 2003 by $13,878 and $56,618, respectively.
The net effect of these adjustments on equity was an increase of $14,553 for December 31, 2004 and a decrease of $13,349 for December 31, 2003.

2.  SIGNIFICANT  ACCOUNTING  POLICIES

USE OF ESTIMATES-These financial statements have been prepared in accordance with generally accepted accounting principles of the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS-The carrying values of cash and cash equivalents and short-term receivables and payables approximates their fair value due to their short maturities. At June 30, 2005 the fair value of the debt was carried at $144,829 and its face value was $1,057,250. This difference is attributed to the discount associated with the Black Scholes value of warrants and the intrinsic value of the convertible feature.

                                      F-13
  The accompanying notes are an integral part of these consolidated financial statements.

                 TELZUIT MEDICAL TECHNOLOGIES, INC. & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


CASH AND EQUIVALENTS-Cash equivalents are comprised of certain highly liquid investments with maturity of three months or less when purchased. We maintain our cash in bank deposit accounts, which at times, may exceed federally insured limits. We have not experienced any losses in such account.

PROPERTY AND EQUIPMENT-We record our property and equipment at historical cost. We expense maintenance and repairs as incurred. It is the policy of the Company to capitalize items greater than or equal to $1,000 and provide depreciation based on the estimated useful life of individual assets, calculated using the straight line method. For income tax purposes the company uses the accelerated depreciation method.

Estimated useful lives range as follows:

                Years
                -----
            Furniture and equipment             5 - 7
            Computer hardware                     5

INTANGIBLE ASSETS-We follow SFAS No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets", which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

During the six months ended June 30, 2005 and 2004 and the years ended December 31, 2004 and 2003 and from inception, April 1, 2000 through June 30, 2005, no impairment loss was recognized. The costs of applying for patents are capitalized and amortized on a straight line basis over the lesser of the patents' economic or legal life (17 years in the United States). Capitalized costs are expensed if the patent is not granted.

ADVERTISING COSTS- Advertising costs are expensed as incurred and amounted to $697 and $150 for the six months ended June 30, 2005 and 2004, and $2,401 and $7,680 for the years ended December 31, 2004 and 2003, respectively. From inception, April 1, through June 30, 2005 the company has incurred $10,778 in advertising costs.

RESEARCH AND DEVELOPMENT COSTS-Research and development costs consist of expenditures for the research and development of patents and technology, which are not capitalizable. Our research and development costs consist mainly of payroll and payroll related expenses, consultants, testing and FDA regulatory expenses.

STOCK BASED COMPENSATION-SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of the grant or the date at which the performance of the services is completed and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation to employees. We have elected to use the intrinsic value based method for grants to our employees and directors and have disclosed the pro forma effect of using the fair value based method to account for our stock-based compensation to employees.

Telzuit Medical uses the fair value method for equity instruments granted to non-employees. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the periods in which the related services are rendered.


                                      F-14
  The accompanying notes are an integral part of these consolidated financial statements.

                 TELZUIT MEDICAL TECHNOLOGIES, INC. & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

During all periods presented the Company & subsidiary did not issue any options or warrants to employees.

INCOME TAXES-Deferred income taxes result primarily from temporary differences between financial and tax reporting and operating loss carry forwards. Deferred tax assets and liabilities are determined based on the difference between the financial statement bases and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded to reduce a deferred tax asset to that portion that is expected to more likely than not be realized.

NET LOSS PER SHARE-We use SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

The per share basic and diluted net loss attributable to common stockholders for the six months ended June 30, 2005 and 2004 amounted to ($2.18) and ($2.23) with weighted average shares outstanding basic and diluted of 684,406 and 275,843, respectively. For the years ended December 31, 2004 and December 31, 2003 the net loss per share basic and diluted was ($3.12) and ($5.04) with weighted average shares outstanding basic and diluted of 379,767 and 241,184, respectively. The company did not have the information readily available and has not been characterized as a development stage company for the entire period, "From Inception, April 1, 2000 to June 30, 2005", therefore it has omitted the basic and diluted per share calculation. The convertible Preferred Stock, Options and Warrants outstanding at all periods were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive. The amount of Series A Preferred, Series B Preferred, convertible debenture, and warrants excluded from the computation for the six months ended June 30, 2005 were 4,644,365, 27,099,672, 2,682,315, and 11,096,991, respectively. The company had no other anti-dilutive securities outstanding as of June 30, 2005. For the years ended December 31, 2004 and 2003 and the six months ended June 30, 2004 the company had no issued or outstanding anti-dilutive securities.

STOCK SUBSCRIBED - Stock subscribed consists of Series A Preferred stock committed to investors in which receipt of funds were still outstanding at year end.

STOCK PAYABLE - Stock payable consists of stock committed but not issued to service providers at year end.

CLASS A MEMBERSHIP UNITS- Class A membership units were previously holders of the common stock of Telzuit Technologies, Inc. Each Class A unit has one vote for all purposes and cumulative voting is not permitted in the election of directors. Accordingly, the holders of more than 50% of all of the outstanding Class A units will be able to elect all of the directors. Significant transactions such as amendments to the articles of organization, mergers, sales of assets and dissolution or liquidation require approval by the affirmative vote of the majority of the outstanding Class A units. Other matters to be voted upon by the holders of Class A units also require the affirmative vote of a majority of the members present at the particular Shareholders' meeting.

CLASS B MEMBERSHIP UNITS- Class B members were previously holders of the preferred stock of Telzuit Technologies, Inc. Class B members generally do not have voting rights, but are entitled to all other rights of Class A Members. On April 19, 2005 all Class B membership units were converted to Class A units. The converted Class A units were given all the rights and obligations of a Class A membership unit listed above.

SERIES A PREFERRED SHARES- On June 22, 2005, the board of directors designated 7,700,000 of preferred shares as Series 'A' convertible preferred stock. The holders of Series A Preferred stock have the right to vote on an as-converted basis, with our common shareholders on all matters submitted to a vote. Each share of Series A Preferred stock is convertible into common stock at a price of sixty cents ($.60) per share of common stock. In addition, the holders of Series A Preferred stock are entitled to receive a dividend equal to ten percent (10%) payable semi-annually. The Company can pay the dividend: (i) in cash, (ii) in kind, with (a) shares of Series A Convertible Preferred stock and (b) Class B Warrants; or (iii) in shares of registered Common Stock. In the event of liquidation, dissolution or winding up of the company either voluntarily or involuntarily Series A Preferred holders are entitled to receive an amount equal to the Stated

                                   F-15
  The accompanying notes are an integral part of these consolidated financial statements.

                 TELZUIT MEDICAL TECHNOLOGIES, INC. & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


Value of the Preferred stock ($1.00) plus any accrued but unpaid dividends. Series A Preferred shares rank senior to our common stock, Series B Preferred stock, and any other securities we may issue.

SERIES B PREFERRED SHARES- On May 6, 2005, our board of directors designated 2,300,000 of the preferred shares as series 'B' preferred stock. The holders of Series B Preferred Stock have the right to vote on an as-converted basis, with our common shareholders on all matters submitted to a vote of our shareholders. Each share of Series B Preferred stock converts into 12 shares of common stock. Holders of Series B Preferred stock are entitled to participate ratably, on an as converted basis, with our common stock holders in the payment of dividends. In the event of any liquidation, dissolution, or winding up of the company, either voluntarily or involuntarily, the holders of Series B Preferred stock would participate ratably, on an as-converted basis, with our common stock as to any distribution of assets. Our Series B Preferred stock ranks junior to our Series A Preferred stock and ranks equal, on an as-converted basis, with our common stock. Subsequent to year end all Series B Preferred holders coverted to common stock.

NEW  ACCOUNTING  PRONOUNCEMENTS
In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4". The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. Telzuit Medical has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the company's overall results of operations or financial position since Telzuit Medical currently does not have any manufacturing operations or inventory.

In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The FASB believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes this statement produces financial reporting that more faithfully represents the economics of the transactions. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS 153 shall be applied prospectively. Telzuit Medical has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25,

"Accounting for Stock Issued to Employees". SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would


                                   F-16
  The accompanying notes are an integral part of these consolidated financial statements.

                 TELZUIT MEDICAL TECHNOLOGIES, INC. & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. For public entities that file as small business issuers SFAS 123(R) is applicable as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Telzuit Medical evaluated the impact of the adoption of SFAS 123(R), and believes that the impact will be insignificant to the company's overall results of operations and financial position.

In December 2004 the Financial Accounting Standards Board issued two FASB Staff Positions-FSP FAS 109-1, Application of FASB Statement 109 "Accounting for Income Taxes" to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities

3.  OTHER CURRENT ASSETS

As of June 30, 2005 other current assets consist of the following items:

                                                       JUNE 30, 2005
                                                       -------------
              Vendor merchandise credit                    $32,700

              Prepaid marketing                            916,667

              Prepaid Professional Fees                    282,253

              Receivable other - Series A                  344,275

              Other                                         11,424
                                                       -------------
              Total other current assets                $1,587,319
                                                       =============


As of December 31, 2004 and 2003 other current assets consist of the following items:


                                                      DECEMBER 31,
                                                     2004     2003
                                                  ------------------
              Vendor merchandise credit           $32,700    $   --

              Parts inventory used in development   3,126    13,090

              Other                                 1,878     2,664

              Total other current assets          $37,704   $15,754
                                                  ==================


                                   F-17
  The accompanying notes are an integral part of these consolidated financial statements.

                 TELZUIT MEDICAL TECHNOLOGIES, INC. & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


4.  PROPERTY  AND  EQUIPMENT

The Company's property and equipment as of June 30, 2005 is as follows:

                                                            JUNE 30, 2005

              Computer equipment (includes $434,181
              of equipment  not yet placed in service)
                                                               $575,105

              Leasehold improvements                              1,200

              Furniture and fixtures                              8,555

              Software                                            1,038
                                                              ---------

              Total property and equipment                      585,898

              Accumulated depreciation                         (34,667)
                                                              ---------

              Property and equipment, net                     $ 551,231
                                                              =========


Depreciation expense amounted to $12,228 and $8,117 during the six months ended June 30, 2005 and 2004, respectively and $34,667 from Inception, April 1, 2000 to June 30, 2005.

The Company's property and equipment as of December 31, 2004 and 2003 is as follows:

                                                             DECEMBER 31
                                                          2004         2003
                                                         -------------------
              Computer equipment                         $106,804    $62,321

              Furniture and fixtures                        8,555         --

              Software                                      1,038         --
                                                         -------------------

              Total property and equipment                116,397     62,321

              Accumulated depreciation                    (22,439)    (5,767)
                                                         -------------------

              Property and equipment, net                 $93,958    $56,554
                                                         ===================

                                   F-18
  The accompanying notes are an integral part of these consolidated financial statements.

                 TELZUIT MEDICAL TECHNOLOGIES, INC. & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


Depreciation expense amounted to $16,672 and $5,767 during the years ended December 31, 2004 and 2003, respectively.

5.  INTANGIBLE  ASSETS

The Company's intangible assets as of June 30, 2005, December 31, 2004 and 2003 were $60,963, $55,962, and $55,962, respectively.

The company has not been amortizing the costs of the patents but will begin once they have been approved. All costs associated with filing a patent are capitalized unless the patent application is rejected.

6.  RELATED  PARTY  TRANSACTIONS

Included in the accrued liabilities of the Company as of June 30, 2005 is $75,000 due to a former officer for the assignment of rights.

During the year ended December 31, 2004, the Company borrowed $5,000 on a short term basis from an employee. This amount was repaid subsequent to December 31, 2004. Terms of the borrowing included no interest and accordingly, no interest was paid during 2004.

During the year ended December 31, 2003, the Company entered into a construction services agreement with a related entity controlled by the brother of the Company's former chief executive officer. The Company has paid approximately $20,000 related to this contract and is disputing any additional payments.

During the year ended December 31, 2003, the Company made lease payments of approximately $23,000 to a related entity controlled by the former chief executive officer.

The Company paid the following amounts to members of management or related entities controlled by members of management:

                                       DECEMBER 31
                                    2004         2003
                                  -----------------------
              Commissions         $      -     $ 135,211

              Contract labor        33,500       103,165

              Consulting fees            -        87,866
                                  -----------------------
                                  $ 33,500     $ 326,242
                                  =======================


On August 18, 2005, the Board of Directors elected the managing member of Midtown Partners & Co., LLC to serve as a Class I Director of the Company's Board of Directors. There was no arrangement or understanding between managing member and any other person(s) pursuant to which the managing member was selected as a director.

Midtown Partners & Co., LLC ("Midtown Partners"), is the NASD licensed broker-dealer that assisted the Company with its recent private placement of securities (the "Private Placement"). Midtown Partners acted as placement agent for the Company in connection with the Private Placement. Pursuant to the terms of the placement agent agreement, the Company agreed to pay Midtown Partners a cash commission and to issue warrants to Midtown Partners based on a percentage of the securities sold in the Private Placement. As of June 30, 2005 $305,389 was paid in commissions and 1,738,882 warrants were issued to Midtown Partners, LLC in connection with the placement. In addition, for other services rendered, the Company has issued 50,583 shares of its Series B Preferred stock to Midtown Partners.


                                   F-19
  The accompanying notes are an integral part of these consolidated financial statements.

                 TELZUIT MEDICAL TECHNOLOGIES, INC. & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


In addition, the managing member of Midtown Partners & Co., LLC is also the managing member of Total CFO, LLC ("Total CFO"),which provides consulting and CFO services. The Company has engaged Total CFO to provide accounting services (the "Services Agreement") for a period of one year beginning June 30, 2005. The agreement between Total CFO and the Company calls for payments of $10,000 per month for the first three months and $8,500 per month for the remainder of the agreement.

7.  INCOME  TAXES

For the years ending December 31, 2004 and 2003 the Company was an LLC and was not a taxpaying entity for federal or state income tax purposes, and thus no income tax expense has been recorded in the accompanying financial statements. Income of the Company is taxed for federal income tax purposes to the members on their respective tax return. Irrespective of the fact it was an LLC; the Company has had significant losses and would have incurred no federal or state tax expense on a pro forma basis.

The company has net operating loss carryovers which are substantially limited due to the change in ownership. We have provided no current income tax expense due to the losses incurred through the six months ended June 30, 2005. Net operating losses for tax purposes were approximately $1,400,000 at June 30, 2005, which are available for carry forward. The Company will elect to forgo the carry back and will carry the net operating losses forward for twenty years. We have provided a 100% valuation allowance for the deferred tax benefit resulting from the net operating loss carryover due to the fact that we are a pre revenue company and have a substantial loss from current operations and the Company's inability to predict taxable income. In addressing the potential impact of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the six months ended June 30, 2005 is as follows:

                                                   JUNE 30,  2005
                                                   --------------

              Statutory federal income tax rate         (34.00)%
              State income taxes, net of federal taxes   (3.93)%
              Non-deductible items                         .23%

              Valuation allowance                        37.70%

              Effective income tax rate                   0.00%

Significant components of deferred tax assets and liabilities are as follows:


                                                   JUNE 30, 2005
                                                   -------------

              Deferred tax assets (liabilities):
              Net operating loss carry forwards       534,007
              Depreciation and amortization            (5,304)
              Deferred tax assets, net                528,703
                                                   -------------
              Valuation allowance                    (528,703)
              Net deferred tax asset                     ---


8.  SERIES  A  PREFERRED  STOCK  OFFERING

On June 27, 2005, the Company completed its Series A Preferred private placement of approximately $3,199,619, which such amount

                                   F-20
  The accompanying notes are an integral part of these consolidated financial statements.

                 TELZUIT MEDICAL TECHNOLOGIES, INC. & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS



includes the $1,749,990 that had previously closed on June 22, 2005 and $413,000 of which was stock subscribed as of June 30, 2005. Pursuant to the Securities Purchase Agreement, the Registrant, on June 27, 2005, issued (a) 1,036,629 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock"), and (b) Class B Warrants entitling holders of the Series A Preferred Stock to purchase, in the aggregate, 1,727,715 shares of Registrants' common stock, par value $.001 per share (the "Common Stock"), at an exercise price of $.80 per share (the "Series A Financing"). The Series A Preferred Stock converts into shares of the Registrant's Common Stock at a price of $.60 per share of Common Stock. The purchase price paid to the Registrant in connection with the Series A Financing that closed on June 27, 2005 was $1,036,629. The Series A Preferred Stock and Class B Warrants were sold to institutional or accredited investors.

The Class B Warrants are exercisable by the holder at any time before the date five (5) years from the date of issuance. Beginning twelve (12) months following the date of issuance of the Class B Warrants, if the closing bid price of the Registrant's Common Stock exceeds two dollars ($2.00) US for a period of twenty
(20) consecutive trading days and the Registrant's Common Stock has an average trading volume in excess of fifty thousand (50,000) shares per day for the twenty (20) prior trading days, the Class B Warrants may be redeemed by the Company at one cent ($.01) per warrant.

The issuance of the Series A Preferred Stock, the Class B Warrants, and related contract rights were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act for transactions not involving a public offering and based on the fact that the Series A Preferred Stock and Class B Warrants were issued only to institutional or accredited investors.

9.  CONVERTIBLE  DEBENTURE  FINANCING

During May 2005 the Company pursuant to a Securities Purchase Agreement and Share Exchange Agreement, issued (a) 10% Convertible Debentures, having an aggregate original principal balance of $1,057,250, and (b) Class A Warrants entitling the debenture holders to purchase, in the aggregate, 1,334,062 shares of the Registrants' Common Stock at an exercise price of $.60 per share (the
"Bridge Financing"). The 10% Convertible Debentures are due one year from the date of issuance, or, upon the earlier occurrence of certain events specified in each 10% Convertible Debenture, all principal and accrued interest of each debenture automatically converts into either (a) shares of the Registrant's Common Stock at a price of $.40 per share of Common Stock, or (b) units at a price of $.66 per unit, each unit being comprised of (i) one share of Series A Preferred Stock which converts into Common Stock at a price of $.60 per share, and (ii) one Class B warrant, each Class B warrant having an exercise price of $.80 per share. The purchase price paid to the Registrant in connection with the Bridge Financing was $1,057,250. The securities issued in connection with the Bridge Financing were issued pursuant to Rule 506 of Regulation D. The 10% Convertible Debentures and Class A Warrants were sold to institutional or accredited investors. The company closed the Bridge Financing in two traunches raising $565,000 and $492,250 on May 6, 2005 and May 19, 2005 respectively.

During the year ended June 30, 2005, the Company issued convertible notes totaling $1,057,250. Upon issuance, the Company incurred a debt discount in the amount of $1,057,250 as a result of the intrinsic value of the beneficial conversion feature and the detachable warrants described in Note 10. During the year ended June 30, 2005 the Company amortized $144,829 of the debt discount to interest expense.

10.  OPTIONS  AND  WARRANTS  OUTSTANDING


                                      F-21
  The accompanying notes are an integral part of these consolidated financial statements.

                 TELZUIT MEDICAL TECHNOLOGIES, INC. & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


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

As part of the share exchange agreement dated May 6, 2005 all options issued and outstanding were cancelled. As of June 30, 2005 no options were outstanding.

The following table summarizes information on all common share purchase options by the company for the year ended June 30, 2005. The table reflects the 1 for 31 stock split effective August 18, 2005.



                                      2005               2004             2003
                                ------------------  ----------------  --------------
                                          WEIGHTED          WEIGHTED        WEIGHTED
                                          AVERAGE           AVERAGE         AVERAGE
                                          EXERCISE          EXERCISE        EXERCISE
DESCRIPTION                      SHARES   PRICE     SHARES  PRICE    SHARES PRICE
Outstanding, beginning of year   33,742   $  7.50   23,935   $ 1.24       -       -
Granted                               -         -   21,744   $ 7.50  23,935  $ 1.24
Exercised                             -         -  (11,937)  $ 1.24       -       -
Cancelled                       (33,742)  $  7.50        -        -       -       -
Forfeited                             -         -        -        -       -       -
                                --------  -------  --------  ------  ------  ------
Outstanding, end of year              -         -   33,742   $ 7.50  23,935    1.24
                                --------  -------  --------  ------  ------  ------
Exercisable                           -             11,247           23,935
                                ========           ========          ======



                                   F-22
  The accompanying notes are an integral part of these consolidated financial statements.

                 TELZUIT MEDICAL TECHNOLOGIES, INC. & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


The following tables summarizes information on warrants issued by the company for the six months ended June 30, 2005, including and common share equivalents relating series 'A' preferred share purchase warrants.

                                        2005               2004             2003
                                 ------------------  ---------------- -----------------
                                            WEIGHTED          WEIGHTED         WEIGHTED
                                            AVERAGE           AVERAGE          AVERAGE
                                            EXERCISE          EXERCISE         EXERCISE
DESCRIPTION                      WARRANTS   PRICE   WARRANTS  PRICE  WARRANTS  PRICE
Outstanding, beginning of year           -       -         -      -         -      -
Granted                         11,096,991  $ 0.76         -      -         -      -
Exercised                                -       -         -      -         -      -
Cancelled                                -       -         -      -         -      -
Forfeited                                -       -         -      -         -      -
                                ----------  ------  --------  -----  --------  -----
Outstanding, end of year        11,096,991  $ 0.76         -      -         -      -
                                ----------  ------  --------  -----  --------  -----
Exercisable                     11,096,991                 -                -
                                ==========          ========         ========



                                         WEIGHTED AVERAGE
                        REMAINING        CONTRACTUAL LIFE    WEIGHTED AVERAGE
WARRANTS             NUMBER OUTSTANDING     (YEARS)           EXERCISE PRICE
-----------------    ------------------  ----------------    -----------------
Class A Warrants              1,334,602             4.85              $0.60
Class B Warrants              8,023,507             5.00              $0.80
Class BD Warrants               465,638             4.85              $0.60
Class BD-B Warrants             636,622             5.00              $0.60
Class BD-B Warrants             636,622             5.00              $0.80



In connection with the issuance of $1,057,250 of convertible debt as described in Note 9, $1,057,250 of the proceeds have been allocated to the beneficial conversion feature of the debentures and the 1,321,563 detachable stock warrants issued with the debt. Upon surrender of warrants, the holders are entitled to purchase shares of the Company's common stock at an exercise price of $.60 per share. The warrants have a five year life.

The fair value of each warrant granted is estimated on the grant date using the Black-Scholes option pricing model. The following

                                   F-23
  The accompanying notes are an integral part of these consolidated financial statements.

                 TELZUIT MEDICAL TECHNOLOGIES, INC. & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


assumptions were made in estimating fair value:

                                       2005
                            ------------------------
Dividend yield                       0.0%
Risk-free interest rate             3.73%
Expected life                     6 months
Expected volatility                 92.2%

There were no purchase options or warrants outstanding as of December 31, 2004 and 2003.

11.  COMMITMENTS  AND  CONTINGENCIES

The Company leases certain office premises under a non-cancelable operating lease. The lease expires May 2006 and requires the Company to pay real estate taxes, insurance and other costs.

Aggregate minimum rental commitments at June 30, 2005 under non-cancelable operating leases are summarized as follows:

                                            GROSS
                              JUNE 30,     RENTALS
                              ---------------------
                                2006      $  41,300


Rental expense included in operations totaled approximately $22,300 and $19,500 for the six months ended June 30, 2005 and 2004, respectively.

Rental expense included in operations totaled approximately $39,000 and $37,000 for the years ended December 31, 2004 and 2003, respectively.

The Company has entered into employment agreements with various officers and key employees. These agreements establish bonuses based upon performance and provide for severance compensation under some circumstances. In addition, certain employees are to receive common stock on an annual basis as part of their compensation. Each of the officers has an employment agreement with

Telzuit Technologies, Inc., a wholly owned subsidiary of the Registrant. The employment agreement for each of the company's three officers has a term of two years and provides for an annual salary of $150,000.

On May 1, 2005, the Company assigned to Taylor Madison Holdings, Inc., and Taylor Madison Holdings, Inc. assumed, all rights and obligations under the MLB License Agreement. In addition, the Securities Purchase Agreement dated May 6, 2005 provides for indemnity for the company's previous officers from liabilities arising from the MLB License Agreement. MLB has not released the Company from the $35, 000 liability associated with the MLB License Agreement.

On  November  2,  2004,  the Company entered into an Exclusive Manufacturing and
Distribution Agreement (the "Boom Agreement") with Boom, LLC, a New York corporation ("Boom"). Pursuant to the Boom Agreement, the Company appointed Boom as its exclusive manufacturer and distributor for personal care products to be sold under the MLB License Agreement. Pursuant to the Boom Agreement, the Company is entitled to retain a royalty payment of 2.5% of net sales under the MLB License Agreement. As of June 30, 2005, no products had been manufactured or distributed under the Boom Agreement. The Boom Agreement terminates upon termination of the MLB License Agreement.



                                      F-24
  The accompanying notes are an integral part of these consolidated financial statements.

                 TELZUIT MEDICAL TECHNOLOGIES, INC. & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS



On May 1, 2005, the Company assigned to Taylor Madison Holdings, Inc., a Florida corporation, and Taylor Madison Holdings, Inc. assumed all rights and obligations under the Boom Agreement. In addition, the Securities Purchase Agreement dated May 6, 2005, provides indemnity for the company's previous officers from liabilities arising from the Boom Agreement. Boom has not released the Company from the Boom License Agreement.

On the July 31, 2004 the Company entered into a five year agreement with an unrelated company to provide certain software to be used in the operation and delivery of the Company's product and services. Under the terms of the agreement the Company made an immediate non-refundable payment of 86,100 Euro or $108,690 and was due to make additional payments of approximately160,000 Euro or $193,056 during 2005. In further consideration of the rights granted to the Company in relation to this agreement it is to pay the provider a royalty equal to (a) 5% of the sales of the Company up to five hundred thousand Euro thereafter (b) 3.75% for the next five hundred thousand Euro and thereafter (c) 2.5% until the end of the agreement. To date the Company has not received a working copy of the software from the provider and therefore has not made any payments beyond the initial 86,100 Euro or $108,690. The denomination of this agreement in foreign currency subjects the Company to foreign currency fluctuation risk.

Pursuant to the terms of the Series A Preferred Stock financing, the Series A investors are entitled to receive additional Class B Warrants in the event the Company has not filed an SB-2 Registration Statement within forty-five (45) days after the date of closing of the Series A Preferred Stock financing. For purposes of computing such penalties, the Series A Preferred Stock financing closed on June 22, 2005, and such filing penalty began to accrue on August 6, 2005. Because the Company did not timely file its SB-2 Registration Statement, the Company owes the Series A investors 1.5% of the sum of the number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock into Common Stock, and the number of shares of Common Stock issuable upon exercise of the Class B Warrants originally issued, and for each subsequent 30-day period after August 6, 2005, the Company owes the investors an additional 1.5% until the SB-2 is filed with the SEC; provided, however, in no event shall the maximum number of Class B Warrants issued in connection with failure to timely file a registration statement exceed nine percent (9.0%) of the Common Stock issuable upon conversion of the Series A Preferred Stock and upon exercise of the Class B Warrants originally issued on the date of the Closing. To date, the Company owes investors liquidated damages equal to 4.5%, which equates to 722,116 Class B Warrants.

In addition to the penalty warrants referenced above, the Series A investors are also entitled to receive additional Class B Warrants in the event the Company's SB-2 Registration Statement has not been declared effective by the SEC by the date one hundred and twenty (120) days after the date of closing the Series A financing; provided, however, if the SEC issues a full set of review comments with regard to the SB-2 Registration Statement, then the penalty warrants do not begin to accrue until one hundred and fifty (150) days after the closing of Series A financing. If the SEC does not ultimately issue a full set of review comments with regard to the SB-2 Registration Statement, then the penalties for failure to have the registration statement declared effective began to accrue on October 22, 2005. If the SEC does ultimately issue a full set of review comments with regard to the SB-2 Registration Statement, then such penalties will not began to accrue until November 22, 2005.

The penalty based upon an untimely effective date of the SB-2 Registration Statement is 1.5% of the sum of the number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock into Common Stock, and the number of shares of Common Stock issuable upon exercise of the Class B Warrants originally issued, and for each subsequent 30-day period after October 22, 2005 (or November 22, 2005, if applicable), an additional 1.5% until the SB-2 Registration Statement is declared effective; provided, however, in no event shall the maximum number of Class B Warrants issued due to an untimely effective date for the SB-2 Registration Statement exceed nine percent (9.0%) of the Common Stock issuable upon conversion of the Series A Preferred Stock and upon exercise of the Class B Warrants originally issued on the date of the Closing. Assuming that the SEC does not ultimately issue a full set of review comments, to date, the Company owes investors liquidated damages equal to 1.5% which equates to 240,705 Class B Warrants.

The total penalties incurred pursuant to the terms of the Series A Preferred Stock financing require the issuance of additional Class B warrants in the amount of 962,821. The calculation of these warrants includes the conversion of the convertible debenture into Series A Preferred shares subsequent to year end.

12.  LEGAL  PROCEEDINGS

Focused  Strategies, Inc. v. Telzuit Technologies, LLC and Telzuit Technologies,
--------------------------------------------------------------------------------
Inc.  On  June 8, 2005, Focused Strategies, Inc., a Florida corporation, filed a
----
Complaint for Damages and Declaratory Relief in the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida, titled Focused Strategies,
Inc. v. Telzuit Technologies, LLC and Telzuit Technologies, Inc., Case No. 48-2005-CA-004920-O (the "FSI Complaint"). In July 2005, Telzuit Technologies, LLC and Telzuit Technologies, Inc. filed an

                                   F-25
  The accompanying notes are an integral part of these consolidated financial statements.

                 TELZUIT MEDICAL TECHNOLOGIES, INC. & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


Introduction, Answer, Defenses, Counterclaims and Third Party Claims of the Defendants (the "Answer and Counter-Claim"). Telzuit Technologies, Inc is a Florida corporation and wholly-owned subsidiary of Telzuit Medical. Telzuit Technologies, LLC is a Florida limited liability company which owns a majority of the issued and outstanding capital stock of Telzuit Medical.

Telzuit Technologies, LLC hired Focused Strategies, Inc. to provide consulting services pursuant to an Engagement Agreement dated March 16, 2001, (the "Engagement Agreement"). In the FSI Complaint, Focused Strategies, Inc. alleges that it performed its duties and obligations under the Engagement Agreement and seeks damages of $818,678 for alleged unpaid professional fees and expenses.

In addition, in the FSI Complaint, Focused Strategies, Inc. requests declaratory relief seeking (a) a determination as to the current ownership of Telzuit Technologies, LLC, (b) a determination as to the controlling ownership group of Telzuit Technologies, LLC, and (c) a determination as to the validity of the Share Exchange Agreement, dated May 6, 2005, between Telzuit Technologies, LLC, Telzuit Medical, et. al., providing for the transfer of all of the issued and outstanding capital stock of Telzuit Technologies, Inc. to Telzuit Medical in exchange for capital stock of Telzuit Medical.

The management of Telzuit Technologies, LLC, Telzuit Technologies, Inc., and Telzuit Medical believe that Focused Strategies, Inc.'s claims are not substantiated by the facts, are without merit, and intend to defend their positions vigorously. In the Answer and Counter-Claim, Telzuit Technologies, Inc. and Telzuit Technologies, LLC assert a number of defenses in response to the allegations made in the FSI Complaint, including fraud, breach of contract, and self-dealing. In addition, in the Answer and Counter-Claim, Telzuit Technologies, Inc. and Telzuit Technologies, LLC have filed counter-claims against the claimant based on fraud and breach of contract and cross-claims against MKCS, Inc. based on fraud and breach of implied contract. In connection with each of these claims, Telzuit Technologies, Inc. and Telzuit Technologies, LLC seek damages in excess of $15,000.

In addition, subsequent to December 31, 2004, the plaintiffs made an offer to settle this litigation, which Telzuit LLC has rejected. Management believes that the plaintiffs' claims are not substantiated by the facts and intends to defend Telzuit LLC's position vigorously.

During 2003, entities controlled by the former chief executive officer of Telzuit LLC's brother initiated legal action in the United States District Court, Middle District of Florida, Orlando Division, seeking an involuntary bankruptcy of the Company and alleging unpaid contractual obligations of approximately $650,000. During 2004 the bankruptcy court declined the involuntary bankruptcy noting that a valid dispute exists, but that the nature of the dispute should be resolved in another court. The plaintiffs proceeded to appeal. Subsequent to December 31, 2004, the appeals court upheld the decision of the bankruptcy court.

During 2001, the Company entered into an agreement with a former officer and founder to pay royalties ranging from $3 to $6 per unit sold up to a maximum of approximately $450,000. On June 7, 2005 the company entered into an assignment of rights agreement with the former officer and founder whereby the company agreed to pay $100,000 in four equal installments. The first payment of $25,000 was paid on June 10, 2005.

During 2003 and 2004, the Board of Directors of the Company voted to rescind 26,198,010 Class A membership units and 1,738,500 Class B membership units which it believes were issued improperly for no consideration. As of December 31, 2004, two affected parties have threatened, but have not brought any legal action related to the rescission. The two parties constituted 13,213,000 of Class A membership units and 1,338,500 of the Class B membership units rescinded. The Company acknowledges there may be additional parties to file suit. Should any of the affected parties begin legal action, the Company intends to defend its position vigorously.

The Company is occasionally party to other litigation or threat of litigation arising in the normal course of business. Management, after consultation with legal counsel, does not believe that the resolution of any such matters will have a material effect on the Company's financial position or results of operations.

                                   F-26
  The accompanying notes are an integral part of these consolidated financial statements.

                 TELZUIT MEDICAL TECHNOLOGIES, INC. & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


Except as set forth above, as of the date of this filing, there are no other material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

13.  SUBSEQUENT  EVENTS

On August 19, 2005, Telzuit Medical Technologies, Inc. accepted an additional investment of $200,000 as part of its Series A Preferred private placement of approximately $3,399,610, which amount includes the $1,749,990 previously closed on June 22, 2005, the $413,000 stock subscribed at June 30, 2005, and the $1,036,629 which closed on June 27, 2005. Pursuant to the Securities Purchase Agreement, the Registrant on August 19, 2005, issued 200,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock"), and (b) a Class B Warrant entitling the Holder of the Series A Convertible Preferred
Stock to purchase 333,334 shares of the Registrant's Common Stock at an exercise price of $.80 per share on a post reverse stock split basis (the "Series A Financing"). The Series a Preferred Stock converts into the Registrant's Common Stock at a price of $.60 per share on a post reverse stock split basis of Common Stock. The purchase price paid to the Registrant in connection with the Series A Preferred Financing that closed on August 23, 2005 was $200,000. The Series A Preferred Stock and Class B Warrant were sold to an institutional or accredited investor (the "Holder"). The Class B Warrant is exercisable by the Holder at any time before the date five (5) years from the date of issuance.

All Convertible Debentures outstanding as of June 30, 2005 have been converted into 1,614,551 Series A Preferred Stock subsequent to the year end. All converted debentures received the same instrument described herein including the Class B Warrant.

On August 18, 2005, at a special meeting of the shareholders of the Company, the shareholders approved, by the requisite majority vote, (a) to amend the Company's Articles of Incorporation to increase the authorized Common Stock, par value $.001 per share, of the Company from 50,000,000 shares to 100,000,000 shares; and (b) to effect a 1-for-31 reverse stock split of the issued and outstanding Common Stock, par value $.001 per share, of the Company (collectively, the "Corporate Actions"). NASDAQ effected the 1-for-31 reverse stock split on August 22, 2005, upon receipt of stamped Articles of Amendment and the shareholders' resolution approving the Corporate Actions.

On August 8, 2005 the Company entered into a definitive agreement with AlphaMedica to provide marketing services. The agreement, with a term of twelve
(12) months, will cover a broad range of services relating to marketing the BioPatch platform. The initial focus will be on launching the first marketing campaign for the BioPatch Wireless Holter Monitor, which the Company anticipates being available for use later this year. In addition, AlphaMedica will help guide the Company with introducing and marketing the various other products that the Company intends to bring to market during 2006, including the BioPatch Wireless Cardiac Event Monitor. The anticipated total expenditures paid to AlphaMedica during the term of the contract are estimated to be approximately $500,576. Of this amount three of AlphMedica's partners agreed to accept fees amounting to $241,334 in the Company's S-8 stock. The total number of S-8 shares awarded by the Company in connection with this agreement is 60,633. The remaining balance of $259,242 is to be paid in two equal installments of $129,621.

On August 19, 2005 the Company established a stock-based compensation incentive plan for the purpose of providing a means of non-cash remuneration to selected eligible participants who contribute to the operating progress and earning power of the Company and/or to provide incentives to employees and directors by offering them an opportunity to acquire a proprietary interest in the Company (the "Plan"). The total number of shares of Common Stock reserved for issuance by the Company either directly as stock awards or underlying Options granted under the Plan is 2,024,000. Shares may be issued under the Plan only upon approval of the Board of Directors of the Company. All such shares are calculated after the 1 for 31reverse stock split effective on August 22, 2005.


                                   F-27
  The accompanying notes are an integral part of these consolidated financial statements.

                 TELZUIT MEDICAL TECHNOLOGIES, INC. & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


Subsequent to year end, the company has issued 519,000 and authorized the issuance of an additional 456,083 shares. All issued and authorized shares have been issued to employees, directors, and consultants and therefore have or will be registered pursuant to S-8. Of the shares issued 429,000 shares have been issued to employees, 55,000 have been issued to directors and 35,000 to consultants. Of the shares authorized, none will be issued to employees, 25,000 are slated to be issued to the directors and the remaining 431,083 to consultants.


                                      F-28
  The accompanying notes are an integral part of these consolidated financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     (b) None. However, in conducting an audit for the Company, PenderNewkirk revised the financial statements for Telzuit Technologies, LLC for the years ended December 31, 2004 and 2003 (the "Telzuit Financial Statements") to reflect the omission of stock issued for compensation and services. The inclusion of these changes had the effect of increasing current liabilities by $13,592 and $213 for the years ended December 31, 2004 and December 31, 2003, respectively, and increasing the net loss for 2004 and 2003 by $13,878 and $56,618, respectively. The net effect of these adjustments on equity was an increase of $14,553 for the year ended December 31, 2004 and a decrease of $13,349 for the year ended December 31, 2003. Technologies, LLC formerly owned all of the issued and outstanding capital stock of Telzuit Technologies, Inc.

     The Telzuit Financial Statements were previously audited by Beemer, Pricher, Kuehnhackl & Heidbrink, P.A., Telzuit Technologies, LLC's former auditors, and were attached as Exhibit 99.5 and Exhibit 99.6 to the Registrant's Current Report on Form 8-K/A filed on June 29, 2005 with the U.S. Securities and Exchange Commission.

ITEM  8A.     CONTROLS  AND  PROCEDURES

(1)  EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

      The Company's management, with the participation of Don Sproat, the Company's Chief Executive and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Annual Report on Form 10-KSB. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company's disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed by the Company in the reports it files or submits under the Exchange Act within the time periods specified in the Commission's rules and forms.

     Historically, the Company has not had a formal system of controls and procedures due to the fact that the Company was small in size and had no operations. Currently, management, with the oversight of the Chief Executive and Chief Financial Officer, is devoting considerable effort to develop and implement a formal system of disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.


(2)  CHANGES  IN  INTERNAL  CONTROL  OVER  FINANCIAL  REPORTING

     There were no changes in the Company's internal control over financial reporting (as defined in Section 240.13a-15(f) or 240.15d-15(f) of the Exchange
Act) during our fourth fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM  8B.    OTHER  INFORMATION

Not  applicable.

PART  III.

ITEM  9.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     As of October 5, 2005, the directors and executive officers of Telzuit Medical Technologies, Inc., their age, positions, the dates of their initial election or appointment as directors or executive officers, and the expiration of their terms are as follows:


NAME OF
DIRECTOR/EXECUTIVE
OFFICER                            AGE                POSITION              PERIOD SERVED
------------------          ------------------     -----------------       --------------
Don Sproat                         49              President, Chief        May 2005 to Present;
                                                   Executive Officer and   term as Class II
                                                   Chief Financial         Director expires in
                                                   Officer; Class II       2008
                                                   Director

James Tolan                        37              Senior Vice President   May 2005 to Present;
                                                   of Business             term as  Class I
                                                   Development and         Director expires in
                                                   Corporate Secretary;    2007
                                                   Class I Director

Michael Vosch                      47              Senior Vice President   May 2005 to Present;
                                                   of Product              term as Class II
                                                   Development; Class II   Director expires in
                                                   Director                2008

Jon C. Stemples                    63              Class III Director      Term as Class III
                                                                           Director expires in
                                                                           2006

Warren D. Stowell                  51              Class III Director      Term as Class III
                                                                           Director expires in
                                                                           2006

Christopher Phillips               33              Class I Director        Term as Class I
                                                                           Director expires in
                                                                           2007

DUTIES, RESPONSIBILITIES AND EXPERIENCE

     DON SPROAT. Mr. Sproat has served as a director since May 2005. He has over seventeen (17) years of experience as a CFO/CEO, coupled with three (3) years of public accounting experience. In addition, he has over five years of experience in direct sales and marketing, and has managed a field force of approximately 100 sales and service professionals. During his tenure with companies as the top financial person, he often directed large operational segments of the business. He has worked primarily with companies in the $35 to $50 million revenue per year range. Mr. Sproat is a Certified Public Accountant and has an MBA from Stetson University.

     JAMES TOLAN. Mr. Tolan is Senior Vice President of Business Development. He has served in this capacity since May 2005. He started his career as a linguist/analyst for the United States Government. Following this, he worked extensively in Western and Eastern Europe in sales and marketing. He was Director of Sales for Halifax Properties for Eastern Europe until 1994. Upon returning to the United States, he became a licensed securities broker, managing assets at International Assets Advisory Corp., First Union Securities, and Park Financial Group. He held Series 7, 65 and 63 NASD licenses, although these licenses currently are inactive. Mr. Tolan holds a bachelors degree from the University of Maryland.

     MICHAEL VOSCH. Mr. Vosch is Senior Vice President of Product Development. He has served in this capacity since May 2005. Mr. Vosch has seventeen
(17) years of experience in the IT industry. His areas of expertise are in wireless and satellite networks, as well as in engineering and nursing. He has seven (7) years of experience designing network systems for physicians.
Mr. Vosch designed the Company's first product, the Bio-Patch, and is a co-inventor of that product.

     JON C. STEMPLES. Mr. Stemples has thirty-five (35) years of experience in the semiconductor industry, having served at Agere Systems, Lucent Microelectronics, Ortel Corporation, Level One Communications, Linear Technology and National Semiconductor as Director of Marketing; Area, Regional and District Sales Manager; Product Marketing Manager and Field Applications Engineer. His technical expertise ranges from communications chips to data acquisition to microprocessors. Mr. Stemples holds a B.S.E.E. from the University of Miami.

     WARREN D. STOWELL. Mr. Stowell previously served as President and Chief Executive Officer of Care Florida, Inc., a privately-owned HMO that was purchased by Foundation Health. Prior to that, Mr. Stowell served as President and Chief Executive Officer of Health Insurance Plan (HIP) of Florida, a not-for-profit HMO, from 1988 to 1991. From 1983 to 1988, he was responsible for the operations of five HMOs in Ohio as the President and Chief Executive Officer of Health America Corporation of Ohio. Mr. Stowell was also the Chief Financial Officer/Operating Officer of Comprehensive Care Centers, Inc., from 1978 to 1983.

     CHRISTOPHER PHILLIPS. Mr. Phillips is currently the President and CEO of Apogee Financial Investments, Inc., which provides financial consulting services and acts as a merchant bank. He is also the managing member of Total CFO, LLC, which provides consulting and CFO services to a number of companies and high wealth individuals. Mr. Phillips holds a M.Acc. from the University of Florida and is a Certified Public Accountant.

SIGNIFICANT EMPLOYEES

     Other than the executive officers named above, the Company does not have any "significant employees."


FAMILY  RELATIONSHIPS

     There are no family relationships among any of our directors and executive officers.

INVOLVEMENT IN LEGAL PROCEEDINGS

     To the best of our knowledge, during the past five years, none of our directors or executive officers were involved in any of the following: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

AUDIT  COMMITTEE

     We do not have an audit committee currently but one will be appointed as the current year progresses. The board committee that performed the equivalent functions of an audit committee was comprised of Warren Stowell (Chairman) and Donald Sproat, respectively, neither of whom has been determined to be an "audit committee financial expert."

AUDIT  COMMITTEE  FINANCIAL  EXPERT

     We do not currently have an "audit committee financial expert" as defined under Item 401(e) of Regulation S-B. As discussed above, our Board of Directors plans to form an Audit Committee and is actively seeking to appoint an individual to the Board of Directors and the Audit Committee who would be deemed an audit committee financial expert and who would be independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

     Section 16(a) of the Exchange Act requires the Company's executive officers, directors, and persons who own more than 10% of a registered class of the Company's equity securities to file an initial report of ownership on Form 3 and changes in ownership on Forms 4 or 5 with the SEC. Executive officers, directors, and greater-than-10% shareholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on a review of the copies of such forms received by us, or written representations from certain reporting persons, the Company believes that all of these requirements were satisfied during the fiscal year ended June 30, 2005, except as follows:


NAME                   FORM     DATE FILED     NO. OF TRANSACTIONS
---------------------  ----  ----------------  -------------------
Michael B. Wellikoff    4    November 8, 2004          1
                        4    May 18, 2005              1

Lucien Lallouz          4    November 8, 2004          2
                        4    May 16, 2005              1

Don Sproat              3    May 18, 2005             n/a

James Tolan             3    May 19, 2005             n/a

Michael Vosch           3    May 19, 2005             n/a

Telzuit Technologies,
LLC                     3    May 20, 2005             n/a

To the best of our knowledge, other than as set forth above, there were no other late filings required to be filed under Section 16(a) during the fiscal year ended June 30, 2005.

CODE  OF  ETHICS

     Currently, the Company has not adopted a Code of Ethics, however, a draft Code of Ethics has been circulated to members of the Board of Directors and it is anticipated that the Board of Directors will discuss, and potentially adopt, a Code of Ethics at the next meeting of the Board of Directors.

ITEM  10.     EXECUTIVE  COMPENSATION

     The following table sets forth information regarding the compensation earned by our Chief Executive Officer and each of our most highly compensated executive officers whose aggregate annual salary and bonus exceeded $100,000 for each of the years indicated with respect to services rendered by such persons.

                                SUMMARY COMPENSATION TABLE (1)

                                ANNUAL COMPENSATION                       LONG-TERM COMPENSATION
                               ----------------------                    -------------------------
                                                                 RESTRICTED
                                                                    STOCK
                                                                   AWARDS/
                                                                  SECURITIES   PAYOUTS
                                                                 UNDERLYING
NAME AND                                            OTHER ANNUAL   OPTIONS      LTIP     ALL OTHER
PRINCIPAL                                 BONUS     COMPENSATION   SARS(2)     PAYOUTS   COMPENSATION
POSITION(2)          YEAR     SALARY       ($)          ($)         (#)         ($)          ($)
------------        -----  -----------  ----------  ----------  ----------   -----------  -----------
Don Sproat,
Chief
Executive            2005  $136,057.91  $27,961.54  $ 5,400.00       -           -            -
Officer              2004  $ 64,903.95  $10,102.50  $ 3,150.00  $ 32,250.00      -            -
                     2003       -           -       $ 4,591.40  $ 23,200.00      -            -

James Tolan,
Senior Vice          2005  $136,057.91  $27,961.54  $ 5,400.00       -           -            -
President            2004  $ 64,903.95  $10,102.50  $74,976.00  $ 43,000.00      -            -
                     2003       -           -           -       $  5,600.00      -            -

Michael              2005  $136,057.91  $27,961.54  $ 5,400.00       -           -            -
Vosch, Senior        2004  $ 64,903.95  $10,102.50  $ 3,150.00       -           -            -
Vice President       2003       -           -       $18,900.00  $101,600.00      -            -

     1) Historical financial information presented is that of Telzuit Technologies, LLC, the legal acquirer of Telzuit Medical Technologies, Inc. pursuant to the Share Exchange Agreement. Accordingly, the information for fiscal year ended June 30, 2004 and June 30, 2003 is not comparable to the corresponding period previously reported.

     2) Amounts reflect fair market value of membership interests of Telzuit Technologies, LLC issued to the executive officer.


          STOCK OPTIONS AND STOCK APPRECIATION RIGHTS GRANT TABLE (1)

     The following table provides certain information with respect to individual grants during the 2005 fiscal year to each of our named executive officers of common share purchase options or stock appreciation rights relating to our common shares:

               COMMON SHARES     AS PERCENTAGE  EXERCISE        FMV
               UNDERLYING        OF GRANTS      OR              AT
               GRANT OF          TO ALL         BASE            GRANT
NAME           OPTIONS OR SARS   EMPLOYEES      PRICE           DATE            EXPIRATION DATE
-------------  ---------------  --------------  --------------  --------------  ---------------
Don Sproat                   0  Not Applicable  Not Applicable  Not Applicable  Not Applicable
-------------  ---------------  --------------  --------------  --------------  ---------------
Michael Vosch                0  Not Applicable  Not Applicable  Not Applicable  Not Applicable
-------------  ---------------  --------------  --------------  --------------  ---------------
James Tolan                  0  Not Applicable  Not Applicable  Not Applicable  Not Applicable
-------------  ---------------  --------------  --------------  --------------  ---------------

1) Historical financial information presented is that of Telzuit Technologies, LLC, the legal acquirer of Telzuit Medical Technologies, Inc. pursuant to the Share Exchange Agreement.

STOCK OPTIONS AND STOCK APPRECIATION RIGHTS EXERCISE AND VALUATION TABLE (1)

     The following table provides certain information with respect to each of our named executive officers concerning any common share purchase options or stock appreciation rights they may have exercised in fiscal year 2005, and the number and value of any unexercised common share purchase options or stock appreciation rights they may hold as of June 30, 2005:

         UNEXERCISED IN-THE-MONEY OPTIONS AND SARS AT DECEMBER 31, 2004


                 SHARES                           NUMBER              VALUE
NAMED EXECUTIVE  ACQUIRED       VALUE             (EXERCISABLE/      (EXERCISABLE/
OFFICER          ON EXERCISE    REALIZED          UNEXERCISABLE)     UNEXERCISABLE)
-------------    -----------    ---------------    ---------------    ---------------
Don Sproat               0      Not Applicable     Not Applicable     Not Applicable
-------------    -----------    ---------------    ---------------    ---------------
Michael Vosch            0      Not Applicable     Not Applicable     Not Applicable
-------------    -----------    ---------------    ---------------    ---------------
James Tolan              0      Not Applicable     Not Applicable     Not Applicable
-------------    -----------    ---------------    ---------------    ---------------

1) Historical financial information presented is that of Telzuit Technologies, LLC, the legal acquirer of Telzuit Medical Technologies, Inc. pursuant to the Share Exchange Agreement.


COMPENSATION  OF  DIRECTORS

     For each meeting of the Board of Directors attended, each director is entitled to receive 5,000 common shares issued pursuant to the Company's S-8 Registration Statement and is reimbursed for his or her reasonable expenses for attending Board and Board committee meetings. Director compensation is paid, in shares, after each meeting.

EMPLOYMENT CONTRACTS

     DON SPROAT, PRESIDENT, CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

On January 3, 2005, Telzuit Technologies, LLC entered into a two-year employment agreement with Don Sproat (the "Sproat Employment Agreement"). On May 6, 2005, the Sproat Employment Agreement was assigned to Telzuit Technologies, Inc., a wholly owned subsidiary of the Company. Under the terms of the Sproat Employment Agreement, Mr. Sproat is entitled to receive a salary of $150,000 per annum, subject to annual increases based on the increase in the consumer price index, plus three percent (3%). In addition, under the terms of the agreement, Mr. Sproat is (a) eligible for a performance based bonus amount up to twenty percent (20%) of Mr. Sproat's base salary, (b) entitled to receive health benefits and coverage, and (c) entitled to receive a monthly car allowance.

     MICHAEL VOSCH, VICE PRESIDENT

     On January 3, 2005, Telzuit Technologies, LLC entered into a two-year employment agreement with Michael Vosch (the "Vosch Employment Agreement"). On May 6, 2005, the Vosch Employment Agreement was assigned to Telzuit Technologies, Inc., a wholly-owned subsidiary of the Company. Under the terms of the Vosch Employment Agreement, Mr. Vosch is entitled to receive a salary of $150,000 per annum, subject to annual increases based on the increase in the consumer price index, plus three percent (3%). In addition, under the terms of the agreement, Mr. Vosch is (a) eligible for a performance based bonus (to be awarded by the Chief Executive Officer) an amount up to twenty percent (20%) of Mr. Vosch's base salary, (b) entitled to receive health benefits and coverage,
(c) entitled to receive paid life insurance for coverage up to $50,000, and (d) entitled to receive a monthly car allowance.

     JAMES  TOLAN,  VICE  PRESIDENT

     On January 3, 2005, Telzuit Technologies, LLC entered into a two-year employment agreement with James Tolan (the "Tolan Employment Agreement"). On May 6, 2005, the Tolan Employment Agreement was assigned to Telzuit Technologies, Inc., a wholly-owned subsidiary of the Company. Under the terms of the Tolan Employment Agreement, Mr. Tolan is entitled to receive a salary of $150,000 per annum, subject to annual increases based on the increase in the consumer price index, plus three percent (3%). In addition, under the terms of the agreement, Mr. Tolan is (a) eligible for a performance based bonus (to be awarded by the Chief Executive Officer) an amount up to twenty percent (20%) of Mr. Tolan's base salary, (b) entitled to receive health benefits and coverage,
(c) entitled to receive paid life insurance for coverage up to $50,000, and
(d)  entitled  to  receive  a  monthly  car  allowance.

     LUCIEN LALLOUZ, FORMER CHIEF EXECUTIVE OFFICER

     On May 22, 2003, the Company entered into a five-year employment agreement, effective April 1, 2003, with Lucien Lallouz, under which Mr. Lallouz served as Chief Executive Officer of the Company. Under the terms of the agreement, Mr. Lallouz was to receive an annual base salary of $280,000, subject to an annual ten percent (10%) increase at the discretion of the board of directors. Under the agreement, Mr. Lallouz was entitled to health benefits and coverage, and was entitled to participate in any Company incentive plan. The agreement also entitled Mr. Lallouz to reimbursement for all reasonably incurred business expenses, including travel. Under the agreement, Mr. Lallouz was entitled to six (6) weeks of vacation, including federal holidays. On or about May 6, 2005 Mr. Lallouz resigned as the Chief Executive Officer of the Company. In consideration for cancellation of his employment agreement and satisfaction of certain other debts owing to Mr. Lallouz, all of the issued and outstanding stock of Taylor Madison Holdings, Inc. was transferred to Mr. Lallouz.

     MICHAEL  WELLIKOFF,  FORMER  CHAIRMAN  AND  INTERIM CHIEF FINANCIAL OFFICER

     On September 1, 2003, effective July 1, 2003, the Company entered into a three-year employment agreement with Dr. Michael Wellikoff, under which Dr. Michael Wellikoff served as Chief Financial Officer of the Company. Under the terms of the agreement, Dr. Wellikoff received an annual salary of $180,000, subject to an annual ten percent (10%) increase at the discretion of the board of directors. Under the agreement, Dr. Wellikoff was entitled to health benefits and coverage, and was entitled to participate in any Company incentive plan. The agreement also entitled Dr. Wellikoff to reimbursement for all reasonably incurred business expenses, including travel. On or about March 31, 2004, Dr. Wellikoff resigned as the Interim Chief Financial Officer. On or about May 6, 2005, Dr. Wellikoff resigned as a director of the Company. The Company was not required to pay any severance pay to Dr. Wellikoff in connection with his resignations.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth information with respect to the beneficial ownership of our common stock as of October 5, 2005 for (i) any person who we know is the beneficial owner of more than 5% of our outstanding common stock; (ii) each of our directors or those nominated to be directors, and executive officers; and
(iii)  all  of  our  directors  and  executive  officers  as  a  group.

------------------------------------------------------------------------------------
                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
------------------------------------------------------------------------------------
                                                    AMOUNT AND NATURE
                                                           OF
                           NAME AND ADDRESS            BENEFICIAL      PERCENTAGE OF
TITLE OF CLASS             OF BENEFICIAL OWNER(1)      OWNERSHIP(2)     CLASS(3)
------------------------------------------------------------------------------------
Common                     Telzuit Technologies, LLC   26,492,676 common   70.3%
                                                       shares; Directly
                                                       Owned

Common                     Donald  Sproat              2,052,750(4), (5)      5.4%

Common                     Michael Vosch               6,509,116(4),(6)     17.27%

Common                     James Tolan                 1,766,554(4), (7)      4.7%

Common                     Chris Phillips              800,468(8)             2.1%

Common                     Warren D. Stowell           10,000                   *

Common                     Jon C. Stemples             73,180(9)                *

Common                     All Officers and Directors  11,212,068            29.8%
                           as a Group
                           (6 Persons)

*Less than 1%.

(1) Unless otherwise indicated, the address of each shareholder is 5422 Carrier Drive, Suite 306, Orlando, Florid 32819.

(2) All amounts reflect 1-for-31 reverse stock split that occurred on August 22, 2005.

(3) Applicable percentage of ownership is based on (i) 29,327,051 shares of common stock being issued and outstanding, and (ii) an aggregate of 8,356,840 shares of common stock which are issuable upon the conversion of 5,014,104 shares of the Company's Series A Convertible Preferred Stock currently issued and outstanding. Calculations do not include outstanding warrants, options, or other rights issued by the Company, unless the reporting person is the beneficial owner of the warrant, option, or other right. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of October 5, 2005 are deemed to be beneficially owned by the person holding such ---------- options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise noted, we believe that all shares are beneficially owned and that all persons named in the table have sole voting and investment power with respect to all shares of common stock owned by them.

(4) Telzuit Technologies, LLC, a Florida limited liability company, owns 26,492,676 shares of Common Stock of the Company. Each of Donald Sproat, Michael Vosch, and James Tolan are members of the Board of Directors and officers of Telzuit Technologies, LLC. (

5)   Includes  (a)  210,000  common  shares  directly  owned  by  Donald Sproat,
     (b) 1,790,100 common shares indirectly owned by Donald Sproat through ownership of membership units of Telzuit Technologies, LLC, and (c) 52,650 common shares indirectly owed by Thomas Sproat, the brother of Donald Sproat, through ownership of membership units of Telzuit Technologies, LLC.

(6)  Includes  (a)  10,000  common  shares  directly owned by Michael Vosch, and
     (b) 6,499,116 common shares owned indirectly by Michael Vosch through ownership of membership units of Telzuit Technologies, LLC.

(7)  Includes  (a)  210,000  common  shares  directly  owned  by James P. Tolan,
     (b) 1,405,229 common shares owned indirectly by James P. Tolan through ownership of membership units of Telzuit Technologies, LLC, (c) 15,795 common shares owned indirectly by Brian F. Tolan, the brother of James P. Tolan, through ownership of membership units of Telzuit Technologies, LLC,
     (d) 10,530 common shares owned indirectly by Patrick Tolan, the brother of James P. Tolan, through ownership of membership units of Telzuit Technologies, LLC, (e) 62,500 common shares underlying Series A Preferred Stock of the company owned by Shawn Tolan, the brother of James P. Tolan, and (f) 62,500 common shares underlying Series A Preferred Stock of the company owned by Martin Tolan, the brother of James P. Tolan.

(8) Includes (a) 5,000 common shares directly owned by Chris Phillips, (b) 335,823 common shares directly owned by FAMALOM, LLC, an entity in which Chris Phillips has an ownership interest, (c) 20,390 common shares directly owned by Midtown Partners & Co., LLC, an entity in which Chris Phillips has an ownership interest, (d) 80,000 common shares underlying warrants held by Midtown Partners & Co., LLC, an entity in which Chris Phillips has an ownership interest, (e) 280,000 common shares underlying warrants held by FAMALOM, LLC, an entity in which Chris Phillips has an ownership interest;
     (f) 31,815 common shares underlying Series A Convertible Preferred Stock directly owned by Chris Phillips; and (g) 47,440 common shares underlying Warrants held directly by Chris Phillips. Chris Phillips disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein, and the inclusion of these shares in this report shall not be deemed an admission of beneficial ownership of all of the reported shares for purposes of Section 16 or for any other purpose.

(9)  Includes  (a)  10,000  common  shares  owned directly by John Stemples, and
     (b) 63,180 common shares owned indirectly by Jon Stemples through ownership of membership units of Telzuit Technologies, LLC.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Except as set forth below, there were no transactions during the last two fiscal years, and there are no proposed transactions, to which the Company was or is to become a party in which any director, executive officer, director nominee, beneficial owner of more than five percent (5%) of any class of our stock, or members of their immediate families had, or is to have, a direct or indirect material interest.

     1. On September 21, 2005, the Company entered into a Consulting Agreement with Thomas Sproat, the brother of Don Sproat, the Company's Chief Executive
Officer and a director, pursuant to which Thomas Sproat is to provide promotional marketing support to assist the Company in launching its first product into the U.S. medical marketplace. The Consulting Agreement terminates on December 31, 2005, but may be continued on a month-to-month basis by mutual agreement of both parties. Thomas Sproat will receive an aggregate of 11,750 shares of the Company's common stock, par value $.001 per share (the "Common Stock") as compensation for services rendered through December 31, 2005, as well as performance stock in an amount to be determined by the Compensation Committee of the Company's Board of Directors. These shares have been registered on the Company's Registration Statement on Form S-8.

     2. On June 30, 2005, the Company engaged Total CFO, LLC ("Total CFO") to provide consulting and CFO services for a period of one year (the "Total CFO Agreement"). Chris Phillips, a director of the Company, is the managing member of Total CFO. As compensation for services under the Total CFO Agreement, the Company agreed to pay Total CFO a monthly consulting fee of $10,000 for each of the first three months and either $8,500 or $7,500 per month thereafter, depending on whether the Company chooses to use bill pay services provided by Total CFO. The Total CFO Agreement can be terminated by either party with sixty
(60) days' advance written notice.

     3. On May 6, 2005, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with Lucien Lallouz, Michael B. Wellikoff, Taylor Madison Holdings, Inc. and Chris Phillips, as authorized representative for each of the persons that purchased 10% Convertible Debentures issued by the Company. Pursuant to the Securities Purchase Agreement and the Share Exchange

Agreement (discussed in paragraph 4 below), the Company conducted a private offering of securities exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act for transactions not involving a public offering and based on the fact that the offered securities were issued only to institutional or accredited investors (the "Private Offering"). Midtown Partners & Co., LLC ("Midtown Partners"), an SEC and NASD registered broker dealer, acted as the placement agent for the Company in connection with the Private Offering. The Company paid Midtown
Partners  a  total  cash  commission  equal  to  $354,228  and issued to Midtown
Partners warrants to purchase, in the aggregate, 1,142,260 shares of the Company's common stock at an exercise price of $0.60 per share and warrants to purchase, in the aggregate, 676,622 shares of the Company's common stock at an exercise price of $0.80 per share. Chris Phillips, a director of the Company, is the President and CEO of Apogee Financial Investments, Inc., which is the managing member of Midtown Partners. In addition to the cash commissions and warrants described above, the Company issued 50,583 shares of its Series B Preferred Stock to Midtown Partners for other services performed, which converted into 606,996 shares of common stock upon the 1-for-31 reverse stock split on August 22, 2005.

     4. On May 6, 2005, the Company entered into a Share Exchange Agreement (the "Share Exchange Agreement") with Telzuit Technologies, LLC, a Florida limited liability company, Telzuit Technologies, Inc., a Florida corporation, Michael J. Vosch, James P. Tolan, Don Sproat, and Chris Phillips, as authorized representative for each of the persons that purchased 10% Convertible Debentures issued by the Company. Pursuant to the Share Exchange Agreement, the Company acquired all of the issued and outstanding capital stock of Telzuit Technologies, Inc. in exchange for 2,207,723 shares of the Company's Series B Preferred Stock (the "Telzuit Acquisition"). The Telzuit Acquisition closed on May 6, 2005. Each of Michael J. Vosch (a director), James P. Tolan (a director), and Don Sproat (the Chief Executive Officer and a director) serve on the Board of Managers and are officers of Telzuit Technologies, LLC. In addition, each of Michael J. Vosch, James P. Tolan and Don Sproat have a significant ownership interest in Telzuit Technologies, LLC.

     5. As a condition to closing the transactions contemplated in the Share Exchange Agreement, and effective as of May 6, 2005, (a) the Company assigned the certain Lease Agreement between the Company and Turnbury Plaza LTD for office space at 2875 Northeast 191st Street, Suite 501 and Penthouse 2, Aventura Florida 33180 to Taylor Madison Holdings, Inc.; (b) the Company assigned two licensing agreements to Taylor Madison Holdings, Inc., (c) all of the issued and outstanding stock of Taylor Madison Holdings, Inc. was transferred to Lucien Lallouz, the Company's former Chief Executive Officer and a former director, in consideration for the cancellation of his employment agreement and the satisfaction of other debts owing to Mr. Lallouz; and (d) the Omniscent Loan (as defined below) was satisfied, in full, upon payment of $75,000.

     6. In November 2004, the Company entered into a debt conversion agreement (the "Debt Conversion Agreement") with Lucien Lallouz (the former Chief
Executive Officer and a former director), Michael B. Wellikoff (a former director of the Company) and Omniscent Corp., a Florida corporation whose president is Sharon Lallouz, the wife of Lucien Lallouz. Under the Debt Conversion Agreement, the parties agreed to convert an aggregate of $629,358 of the Company's debt owed to the parties into an aggregate of 18,241,000 shares of the Company's common stock.

     7. Mr. Lallouz and the Company had agreed to the purchase and sale of up to $200,000 of the Company common stock at $0.05 per share. Pursuant to this agreement, Mr. Lallouz purchased 1,200,000 shares of common stock in exchange for $60,000 of accrued expenses.

     8. In November 2004, the Company assigned its license with Gund, Inc. (the "Gund License Agreement") to Omniscent Corp., a related party whose President is Sharon Lallouz, the wife of Lucien Lallouz, in exchange for the assumption of liabilities and obligations arising under the Gund License Agreement.

     9. Omniscent Corp. loaned the Company $165,000, which was an interest-free loan due on demand (the "Omniscent Loan"). The Omniscent Loan was paid, in full, effective as of May 6, 2005, as a condition to closing the transactions contemplated in the Share Exchange Agreement. The Company also sold Omniscent Corp. 305,610 shares of the common stock of the Company for $50,000 at $.016 per share, which was approximately 115% of the closing trading price of the Company's common stock on September 1, 2003.

     On August 22, 2005, the Company effected a 1-for-31 reverse stock split of the issued and outstanding Common Stock of the Company. Except for paragraphs
(6), (7) and (9), all amounts of Common Stock shown in this item are calculated on a post-split basis.

TELZUIT TECHNOLOGIES, LLC AS PARENT

     Telzuit Technologies, LLC owns 26,492,676 shares of the Company's common stock. The common stock owned directly by Telzuit Technologies, LLC equals approximately 70.3% of the issued and outstanding voting capital stock of the Company. Don Sproat (Chief Executive Officer and a director) beneficially owns approximately 8.3% of the issued and outstanding voting membership interests of Telzuit Technologies, LLC; Michael J. Vosch (Senior Vice President of Product Development and a director) beneficially owns approximately 24% of the issued and outstanding voting membership interests of Telzuit Technologies, LLC, and James P. Tolan (Senior Vice President of Business Development, Corporate Secretary and a director) beneficially owns approximately 5.1% of the issued and outstanding voting membership interests of Telzuit Technologies, LLC.

ITEM  13.  EXHIBITS

See  below.

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

     The historical financial information presented below is that of Telzuit Technologies, LLC, the legal acquirer of Telzuit Medical Technologies, Inc. pursuant to the Share Exchange Agreement.

     AUDIT FEES. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for its professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB reports or other services normally provided in connection with statutory and regulatory filings or engagements for those two fiscal years:

                  Fiscal  Year  ended  June 30,  2005             $52,775
                  Fiscal  Year  ended  December 31,  2004         $0

     AUDIT-RELATED FEES. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported above under "Audit Fees":

                  Fiscal  Year  ended  June 30,  2005             $0
                  Fiscal  Year  ended  December 31,  2004         $8,564

         TAX FEES. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for professional services rendered for tax compliance, tax advice and tax planning:

                  Fiscal  Year  ended  June 30,  2005             $3,000
                  Fiscal  Year  ended  December 31,  2004         $0

     ALL OTHER FEES. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for products and services provided by it, other than the services reported in the above three categories:

                  Fiscal  Year  ended  June 30,  2005             $16,056
                  Fiscal  Year  ended  December 31,  2004         $0

EXHIBIT  NO.        DESCRIPTION  OF  EXHIBIT

2.01 Share Exchange Agreement dated May 6, 2005, by and among Registrant, Telzuit Technologies, LLC, Telzuit Technologies, Inc., Michael J. Vosch, James P. Tolan, Don Sproat, and Chris Phillips, as authorized representative for each of the persons that purchased the 10% Convertible Promissory Debentures issued by Taylor Madison. (2)

3.01 Articles of Incorporation of Telzuit Medical Technologies, Inc., formerly known as Taylor Madison Corp.
                    (4)

3.02 Articles of Amendment to Articles of Incorporation, Certificate of Designations, Preferences, and Rights of the Series B Preferred Stock. (2)

3.03 Articles of Amendment to Articles of Incorporation, Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock (3).

3.04 Bylaws of Telzuit Medical Technologies, Inc., formerly known as Taylor Madison, Corp. (4)

10.01               Conversion  of  Debt  to  Equity  Agreement.  (1)

10.02               Exclusive  Manufacturing  and  Distribution  Agreement.  (1)

10.03               Assignment  of  Gund,  Inc.  Agreement  (1)

10.04 Securities Purchase Agreement dated May 6, 2005, by and among Registrant, Lucien Lallouz, Michael B. Wellikoff,
                    Taylor Madison Holdings, Inc., and Chris Phillips, as authorized representative for each of the persons that purchased 10% Convertible Debentures issued by Taylor Madison. (2)

10.05               Form of 10% Convertible Debenture issued on May 6, 2005. (2)

10.06 Form of Class A Warrant issued on May 6. 2005 to purchaser of the 10% Convertible Debentures. (2)

10.07 Consulting Agreement, effective as of May 6, 2005, by and between Apogee Business Consultants, LLC, a Nevada corporation, and Registrant. (2)

10.08 Private Placement Agreement dated May 6, 2005 by and between Midtown Partners & Co., LLC and Registrant. (2)

10.09 Form of Warrant issued to Midtown Partners & Co., LLC on May 6, 2005. (2)

10.10 Agreement by Registrant dated May 6, 2005 regarding 1 for 31 reverse stock split. (2)

31.01 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 302 (4)

32.01 Section 906 Certification by Chief Executive Officer and Chief Financial Officer (4)

99.01 Irrevocable Proxy granted by ZTZ Trust, Lucien Lallouz, Trustee to Telzuit Technologies, LLC to vote 8,350,000 shares of Common Stock of the Registrant. (2)

99.02 Irrevocable Proxy granted by Michael B. Wellikoff to Telzuit Technologies, LLC to vote 3,478,000 shares of Common Stock of the Registrant. (2)

               (1) Previously filed as an exhibit to the Form 8-K filed with the SEC on November 8, 2004, and incorporated herein by reference.

               (2) Previously filed as an exhibit to exhibit to the Form 8-K filed with the SEC on May 12, 2005.

               (3) Previously filed as an exhibit to the Form 8-K filed with the SEC on June 24, 2005.

               (4)  Filed herewith.

                           [signature pages to follow]

                                   SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer.

(Registrant)
TELZUIT MEDICAL TECHNOLOGIES, INC.

By:    /s/ Don Sproat
       --------------
Donald Sproat
President, Chief Executive Officer, and Chief Financial Officer

Date:  October 28, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and at the dates indicated.

By:   /s/ Don Sproat
      --------------
Name:  Donald Sproat
Title: President, Chief Executive Officer, Chief Financial Officer
       and member of the Board of Directors

Date:  October 28, 2005


By:   /s/ James Tolan
      ---------------
Name:  James Tolan
Title: Senior Vice President of Business Development, Corporate
       Secretary, and member of the Board of Directors

Date:  October 28, 2005

By:    /s/ Michael Vosch
       --------------
Name:  Michael Vosch
Title: Senior Vice President of Product Development and member
       Of the Board of Directors

Date:  October 28, 2005

By:    /s/ Chris Phillips
       ------------------
Name:  Chris Phillips
Title: Member of the Board of Directors

Date:  October 28, 2005

By:     /s/ Jon Stemples
        ----------------
Name:   Jon Stemples
Title:  Member of the Board of Directors

Date:   October 28, 2005


By:    /s/ Warren Stowell
       ------------------
Name:  Warren Stowell
Title: Member of the Board of Directors

Date: October 28, 2005