Form 10QSB
period 2005-09-30
Telzuit Medical Technologies, Inc.
filed 2005-11-15
CIK 1093837

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from         to
                                               --------   ----------

                        Commission file number 001-15034

                       TELZUIT MEDICAL TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


    FLORIDA                                                 01-0656115
    (State  or  other  jurisdiction  of                 (I.R.S.  employer
    incorporation  or  organization)                    identification  no.)

    5422  CARRIER  DRIVE
    SUITE  306
    ORLANDO,  FL                                               32819
   (Address of principal executive offices)                  (Zip code)

       Registrant's telephone number, including area code:  (407) 354-1222

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The Registrant had 28,962,243 shares of Common Stock, par value $.001 per share, outstanding as of September 30, 2005.

                                TABLE OF CONTENTS



PART  I     FINANCIAL  INFORMATION                                          PAGE

Item  1     Financial  Statements                                            F-1

              Consolidated  Balance  Sheets
                As  of  September  30,  2005 (unaudited) and June 30, 2005   F-2

              Consolidated  Statements  of  Operations
                Three Months ended September 30, 2005 (unaudited) and September 30, 2004 (unaudited) And from Inception
                April  1,  2000  to  September  30,  2005 (unaudited)        F-3

              Consolidated  Statements  of  Cash  Flows
                Three  Months ended September 30, 2005 (unaudited) and
                September 30,  2004  (unaudited) And  from  Inception
                April  1,  2000  to  September  30,  2005 (unaudited)        F-4

              Notes  to  Consolidated  Financial  Statements          F-5 - F-11

Item 2      Management's Discussion and Analysis or Plan of Operation          4

Item  3     Controls  and  Procedures                                          8

PART  II    OTHER  INFORMATION

Item  1     Legal  Proceedings                                                 9

Item  2     Unregistered  Sales  of Equity Securities and Use of Proceeds      9

Item  3     Defaults  Upon  Senior  Securities                                 9

Item  4     Submission  of  Matters  to  a  Vote  of  Security  Holders        9

Item  5     Other  Information                                                10

Item  6     Exhibits                                                          11

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

                       TELZUIT MEDICAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
        AS OF SEPTEMBER 30, 2005 (UNAUDITED) AND JUNE 30, 2005 (AUDITED)
     AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)
                AND THE PERIOD APRIL 1, 2000 (DATE OF INCEPTION)
                     THROUGH SEPTEMBER 30, 2005 (UNAUDITED)

===============================================================================


CONTENTS

FINANCIAL STATEMENTS:


BALANCE SHEETS                                                       F-2
STATEMENTS OF OPERATIONS                                             F-3
STATEMENTS OF CASH FLOWS                                             F-4
NOTES TO FINANCIAL STATEMENTS                                      F-5 - F-11

                                     TELZUIT MEDICAL TECHNOLOGIES, INC. & SUBSIDIARY
                                            (A DEVELOPMENT STAGE COMPANY)
                                         CONDENSED CONSOLIDATED BALANCE SHEET


                                                                                               SEPTEMBER 30,  JUNE 30,
                                                     ASSETS                                       2005          2005
                                                                                               ------------  ------------
                                                                                                (UNAUDITED)    (AUDITED)
Current assets:
  Cash and cash equivalents                                                                    $ 2,249,023   $ 2,351,794

  Other current assets
    Vendor merchandise credit                                                                       32,700        32,700
    Prepaid marketing                                                                              666,667       916,667
    Prepaid professional fees                                                                      342,238       282,253
    Receivable other-Series A                                                                            -       344,275
    Other                                                                                           13,575        11,424
                                                                                               ------------  ------------
  Total other current assets                                                                     1,055,179     1,587,319
                                                                                               ------------  ------------

    Total current assets                                                                         3,304,203     3,939,113

Property and equipment, net of accumulated depreciation of $41,413 and $34,667, respectively       598,361       551,231

Intangible assets, net of accumulated amortization of $0                                            60,962        60,962

Other assets:
    Debt issuance costs                                                                                  -       367,340
    Licensed software                                                                              210,722       113,690
    Other                                                                                           24,631         4,631
                                                                                               ------------  ------------
Total other assets                                                                                 235,353       485,661
                                                                                               ------------  ------------

TOTAL ASSETS                                                                                   $ 4,198,879   $ 5,036,967
                                                                                               ============  ============

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable                                                                               $   193,143   $    33,813

Accrued expenses                                                                                    84,838       176,700
                                                                                               ------------  ------------

    Total current liabilities                                                                      277,981       210,513

Long-term liabilities:

10% convertible debentures                                                                               -       144,829

Stockholders' equity:

Series "A" convertible preferred stock, $0.001 par value;
7,700,000 shares authorized; 5,014,170 and 2,786,619 shares issued and outstanding
as of September 30, 2005 and June 30, 2005, respectively.                                            5,015         2,787

Series "B" convertible preferred stock, $0.001 par value;
2,300,000 shares authorized; 0 and 2,258,396 shares issued and outstanding
as of September 30, 2005 and June 30, 2005, respectively.                                                -         2,259

Common stock, $0.001 par value;
100,000,000 shares authorized; 28,566,367 and 947,695 shares issued and outstanding
as of September 30, 2005 and June 30, 2005, respectively.                                           28,566           948

Stock subscribed                                                                                         -       413,000

Stock payable                                                                                    2,245,584     1,962,826

Additional paid in capital                                                                      11,045,329     6,597,224

Deficit accumulated during development stage                                                    (9,403,596)   (4,297,419)
                                                                                               ------------  ------------

    Total shareholders' equity                                                                   3,920,898     4,681,625
                                                                                               ------------  ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                     $ 4,198,879   $ 5,036,967
                                                                                               ============  ============

    The accompanying notes are an integral part of the financial statements.

                TELZUIT MEDICAL TECHNOLOGIES, INC. & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                         FOR THE THREE MONTHS ENDED     FROM INCEPTION
                                                SEPTEMBER 30,          APRIL 1, 2000 TO
                                             2005          2004       SEPTEMBER 30, 2005
                                         -------------  ------------  ------------------
                                          (UNAUDITED)   (UNAUDITED)      (UNAUDITED)
Revenue                                  $          -   $         -   $               -
                                         -------------  ------------  ------------------

Research and development costs                 30,277        82,478             909,019

General and administrative expenses         4,171,529       285,834           7,443,943
                                         -------------  ------------  ------------------

Loss before other income (expense)         (4,201,806)     (368,312)         (8,352,962)

Interest income                                11,489           326              25,731

Interest expense                             (915,861)            -          (1,076,366)
                                         -------------  ------------  ------------------

Loss before provision for income taxes     (5,106,177)     (367,985)         (9,403,596)

Provision for income taxes                          -             -                   -
                                         -------------  ------------  ------------------

NET LOSS                                  ($5,106,177)    ($367,985)        ($9,403,596)
                                         =============  ============  ==================

BASIC AND DILUTED LOSS PER SHARE               ($0.41)       ($1.29)
                                         =============  ============

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC AND DILUTED                          12,481,078       285,835
                                         =============  ============

    The accompanying notes are an integral part of the financial statements.

                              TELZUIT MEDICAL TECHNOLOGIES, INC. & SUBSIDIARY
                                     (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   FOR THE THREE MONTHS ENDED     APRIL 1, 2000
                                                                         SEPTEMBER 30,           (INCEPTION) TO
                                                                      2005           2004       SEPTEMBER 30, 2005
                                                                   -------------  ------------  ------------------
                                                                    (UNAUDITED)   (UNAUDITED)     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                           ($5,106,177)    ($367,985)         ($9,403,596)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation                                                          6,746         4,168              41,413
    Stock issued as compensation                                      2,843,751             -           3,595,231
    Debt issuance costs                                                 367,340             -             367,340
    Amortization of discount on convertible debenture                   915,861             -           1,060,690
    Amortization of Consulting Agreement                                431,349             -             431,349
    Loss on disposal of assets                                                -             -              15,878
    Other current assets                                                (22,152)        1,050             (66,275)
    Other assets                                                             (0)       92,738            (256,600)
    Accounts payable                                                     97,565       (19,224)            131,378
    Accrued expenses                                                    (76,187)      (30,684)           (140,866)
                                                                   -------------  ------------  ------------------

      Subtotal of adjustments                                         4,564,274        48,048           5,179,539

        Net cash used for operating activities                         (541,903)     (319,937)         (4,224,057)
                                                                   -------------  ------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of property and equipment                                    (53,876)        6,164            (644,792)
  Investment in intangible assets                                             -             -             (60,962)
                                                                   -------------  ------------  ------------------

    Net cash used for investing activities                              (53,876)        6,164            (705,754)
                                                                   -------------  ------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of convertible debenture                             -             -           1,057,250
  Proceeds from related party                                                 -             -              10,500
  Repayment of note payable to related party                                  -             -             (85,500)
  Proceeds from sale of shares                                          493,008       100,181           6,196,584
                                                                   -------------  ------------  ------------------


    Net cash provided by financing activities                           493,008       100,181           7,178,834
                                                                   -------------  ------------  ------------------

Net (decrease) increase in cash and cash equivalents                   (102,771)     (213,592)          2,249,023

Cash and cash equivalents at beginning of year                        2,351,794       252,956                   -
                                                                   -------------  ------------  ------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                           $  2,249,023   $    39,363     $     2,249,023
                                                                   =============  ============  ==================


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Liabilities assumed in acquisition of shell                      $          -   $         -     $       306,553
  Receivables recorded for stock issued subsequent to year end.               -             -             344,275
  Prepaid expenses incurred with the issuance of stock                  200,757             -           1,628,733
  Discount for beneficial conversion feature associated
    with 10% convertible debentures                                           -             -           1,057,250
  Conversion of 10% debentures to Series A Preferred                  1,076,366             -           1,076,366
  Accrued expense related to licensed software                           97,032             -              97,032
  Costs incurred with the issuance of stock                              51,267             -              51,267
                                                                   -------------  ------------  ------------------

TOTAL NON-CASH INVESTING AND FINANCING TRANSACTIONS                $  1,425,422   $         -     $     4,561,476
                                                                   =============  ============  ==================

                                      F-4
    The accompanying notes are an integral part of the financial statements.

                        TELZUIT MEDICAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
        AS OF SEPTEMBER 30, 2005 (UNAUDITED) AND JUNE 30, 2005 (AUDITED)
     AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)
                AND THE PERIOD APRIL 1, 2000 (DATE OF INCEPTION)
                     THROUGH SEPTEMBER 30, 2005 (UNAUDITED)



1. FINANCIAL STATEMENTS

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended September 30, 2005 and 2004 and the Period April 1, 2000 (Date of Inception) through September 30, 2005, (b) the financial position at September 30, 2005, and (c) cash flows for the three month periods ended September 30, 2005 and 2004, and the Period April 1, 2000 (Date of Inception) through September 30, 2005, have been made.

The unaudited condensed consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended June 30, 2005. The results of operations and cash flows for the three month period ended September 30, 2005 is not necessarily indicative of those to be expected for the entire year.


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

The company did not have the information readily available and has been characterized as a development stage company for the entire period, "From Inception, April 1, 2000 to September 30, 2005", therefore it has omitted the basic and diluted per share calculation. The convertible Preferred Stock, Options and Warrants outstanding at all periods were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive. The amount of Series A Preferred and warrants excluded from the computation for the three months ended September 30, 2005 were 8,356,950 and 11,096,991, respectively. The company had no other anti-dilutive securities outstanding as of September 30, 2005.

SOFTWARE - Under the provisions of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," ( SOP 98-1) the Company capitalizes costs associated with customized internal-use software systems that have reached the application stage and meet

                       TELZUIT MEDICAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
        AS OF SEPTEMBER 30, 2005 (UNAUDITED) AND JUNE 30, 2005 (AUDITED)
     AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)
                AND THE PERIOD APRIL 1, 2000 (DATE OF INCEPTION)
                     THROUGH SEPTEMBER 30, 2005 (UNAUDITED)


recoverability tests. Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related expenses for employees who are directly associated with the applications. In addition, the Company capitalizes costs incurred for enhancements or modifications to the software that result in additional functionality to the software's performance. Capitalized costs are amortized using the straight-line method over the shorter of the term of the related client agreement, if such development relates to a specific outsource client, or the software's estimated useful life, ranging from two to five years.
Capitalized internal use software costs of $16,875 and $0 are included in property and equipment in the accompanying balance sheets as of September 30, 2005 and June 30, 2005, respectively.

FOREIGN CURRENCY TRANSLATION The financial statements of the Company are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Gains or losses resulting from foreign currency transactions are included in results of operations.

Statement of Financial Accounting Standards No. 52 is used to determine the timing of the recognition of income or expense resulting from foreign exchange rate changes for transactions denominated in a currency other than a functional currency. As of September 30, 2005 the Company had one agreement denominated in a currency other than the United States dollar. As of September 30, 2005 the effect of Statement of Financial Accounting Standards No. 52 related to this agreement was determined to be immaterial. Management continues to closely monitor the impact of the foreign currency translation provisions related to this agreement.

3. EQUITY TRANSACTIONS

On July 12, 2005 all $1,076,367 of the 10% convertible debentures outstanding as of June 30, 2005 were converted into 1,614,551 Series A Preferred shares. Pursuant to the Securities Purchase Agreement, the Registrants on July 12, 2005, issued 1,614,551 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock"), and (b) a Class B Warrant entitling the Holder of the Series A Convertible Preferred Stock to purchase 2,690,918 shares of the Registrant's Common Stock at an exercise price of $.80 per share on a post reverse stock split basis (the "Series A Financing"). The Series A Preferred Stock converts into the Registrant's Common Stock at a price of $.60 per share on a post reverse stock split basis of Common Stock. The Series A Preferred Stock and Class B Warrant were issued to institutional or accredited investors (the "Holder"). The Class B Warrant is exercisable by the Holder at any time before the date five (5) years from the date of issuance.

On July 12, 2005, Telzuit Medical Technologies, Inc. received $413,000 of the stock subscribed as of June 30, 2005. Pursuant to the Securities Purchase Agreement, the Registrant on July 14, 2005, issued 413,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock"), and (b) a Class B

                       TELZUIT MEDICAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
        AS OF SEPTEMBER 30, 2005 (UNAUDITED) AND JUNE 30, 2005 (AUDITED)
     AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)
                AND THE PERIOD APRIL 1, 2000 (DATE OF INCEPTION)
                     THROUGH SEPTEMBER 30, 2005 (UNAUDITED)



Warrant entitling the Holder of the Series A Convertible Preferred Stock to purchase 688,334 shares of the Registrant's Common Stock at an exercise price of $.80 per share on a post reverse stock split basis (the "Series A Financing"). The Series A Preferred Stock converts into the Registrant's Common Stock at a price of $.60 per share on a post reverse stock split basis of Common Stock. The purchase price paid to the Registrant in connection with the Series A Preferred Financing that closed on August 23, 2005 was $413,000. The Series A Preferred Stock and Class B Warrant were sold to an institutional or accredited investor (the "Holder"). The Class B Warrant is exercisable by the Holder at any time before the date five (5) years from the date of issuance.

On August 8, 2005 the Company entered into a definitive agreement with AlphaMedica to provide marketing services. The agreement, with a term of twelve
(12) months, will cover a broad range of services relating to marketing the BioPatch platform. The initial focus will be on launching the first marketing campaign for the BioPatch Wireless Holter Monitor, which the Company anticipates being available for use later this year. In addition, AlphaMedica will help guide the Company with introducing and marketing the various other products that the Company intends to bring to market during 2006, including the BioPatch Wireless Cardiac Event Monitor. The anticipated total expenditures paid to AlphaMedica during the term of the contract are estimated to be approximately $500,576. Of this amount the partners of AlphMedica agreed to accept fees amounting to $241,334 in the Company's S-8 stock. The total number of S-8 shares to be awarded by the Company in connection with this agreement is 60,633. The remaining balance of $259,242 is for reimbursable costs to be paid in two equal installments of $129,621 when incurred. It is the Company's policy to account for shares not issued in connection with agreements as stock payable. As of September 30, 2005 the Company has not issued any of the shares in connection with this agreement.

On August 18, 2005 the Company entered into an agreement for professional services related to a single transaction. Pursuant to the agreement the Company is to issue 12,500 of the Company's restricted shares as compensation for $67,813 of services. It is the Company's policy to account for shares not issued in connection with agreements as stock payable. As of September 30, 2005 the Company has not issued any shares related to this agreement.

On August 19, 2005, Telzuit Medical Technologies, Inc. accepted an additional investment of $200,000 as part of its Series A Preferred private placement of approximately $3,399,619. Pursuant to the Securities Purchase Agreement, the Registrant on August 19, 2005, issued 200,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock"), and (b) a Class B Warrant entitling the Holder of the Series A Convertible Preferred Stock to purchase 333,334 shares of the Registrant's Common Stock at an exercise price of $.80 per share on a post reverse stock split basis (the "Series A Financing"). The Series a Preferred Stock converts into the Registrant's Common Stock at a price of $.60 per share on a post reverse stock split basis of Common Stock. The purchase price paid to the Registrant in connection with the Series A Preferred Financing that closed on August 23, 2005 was $200,000. The Series A Preferred Stock and Class B Warrant were sold to an institutional or accredited investor (the "Holder"). The Class B Warrant is exercisable by the Holder at any time before the date five (5) years from the date of issuance.

In August 2005 the Company approved the issuance of 29,000 shares to employees and 45,000 to board members. The value assigned to the shares for financial statement purposes was $166,750 and $258,750,

                       TELZUIT MEDICAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
        AS OF SEPTEMBER 30, 2005 (UNAUDITED) AND JUNE 30, 2005 (AUDITED)
     AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)
                AND THE PERIOD APRIL 1, 2000 (DATE OF INCEPTION)
                     THROUGH SEPTEMBER 30, 2005 (UNAUDITED)



respectively. The shares issued were the Company's Registered S-8 shares and were issued as compensation for services. All of the shares approved in August by the Board of Directors for employees and directors were issued in September 2005.

On August 22, 2005, 2,258,306 shares of Series B Preferred Stock automatically converted into 27,099,672 shares of Common Stock. Pursuant to the Certificate of Designation, Preferences and Rights of Series B Preferred Stock, as set forth in the Articles of Amendment to the Articles of Incorporation of Taylor Madison Corp., filed with the Florida Secretary of State on May 6, 2005, each outstanding share of Series B Preferred Stock automatically converted, immediately after the completion of a 1-for-31 reverse stock split pursuant to that certain Share Exchange Agreement by and among Telzuit Technologies, LLC, Telzuit Technologies, Inc., Taylor Madison Corp. and other persons a party thereto, into twelve (12) shares of Common Stock, without any adjustment for the 1-for-31 reverse stock split.

On September 21, 2005 the Company entered into a consulting agreement for marketing and promotional activities involved with the launch of the Company's product. The terms of the agreement establish the Company's S-8 Registered shares as compensation and require the issuance of 2,500 shares in September 2005, 2,750 in October 2005, 3,750 in November 2005, and 2,750 in December 2005.
The period of the agreement is from September 21, 2005 through December 31, 2005. The consultant engaged to provide the services under this agreement is a shareholder and relative of one of the Company's officers.

In September 2005 the Company approved and issued 405,000 shares to employees and 10,000 to board members. The value assigned to the shares for financial statement purposes was $2,278,750 and $57,500, respectively. The shares issued were the Company's Registered S-8 shares and were issued as compensation for services.

In September the Company issued 30,000 shares to legal counsel as part of an agreement entered into on April 10, 2005. The value assigned to the shares for financial statement purposes was $40,546. The shares issued were the Company's Registered S-8 shares and were issued as compensation for services.

4. COMMITMENTS & CONTINGENCIES

During August and September the Company issued 434,000 shares to certain employees and officers. Currently the Company is awaiting a valuation from a certified appraiser to ascertain the fair value of the shares for federal income tax purposes in order to collect and remit the appropriate payroll taxes.

As of the date of this filing the Company has booked a liability associated with the payroll taxes of $26,357. This amount is an estimate of the liability due under the Federal Insurance Contributions Act but does not take into account the required federal income tax withholding. The company intends to remit the employee and employer portion of the payroll tax due under the Federal Insurance Contributions Act in the next quarter. Should the employees and officers fail to remit the appropriate amounts required for federal income tax purposes the Company could be liable. The Company believes the amount of liability associated with this would be approximately $200,000.

                       TELZUIT MEDICAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
        AS OF SEPTEMBER 30, 2005 (UNAUDITED) AND JUNE 30, 2005 (AUDITED)
     AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)
                AND THE PERIOD APRIL 1, 2000 (DATE OF INCEPTION)
                     THROUGH SEPTEMBER 30, 2005 (UNAUDITED)



As previously disclosed in the 10KSB filed for the year ended June 30, 2005, the company has incurred penalties in connection with the Series A Preferred agreement for failure to file the SB-2 Registration Statement within the specified time requirements. Since the filing of the 10KSB the Company has incurred additional penalties associated with the Series A Preferred Agreement equal to 240,705 Class B warrants. The total penalty due under this agreement now equals 1,203,526 Class B warrants.

As previously disclosed in the 10KSB filed for the year ended June 30, 2005, the Company entered into a five year agreement dated July 31, 2004 with an unrelated company to provide certain software to be used in the operation and delivery of the Company's product and service. Pursuant to the agreement the company has recorded a liability of $97,032 for the three months ended September 30, 2005. The Company has an additional 80,000 Euro payment due in January 2006. As of the filing date the Company has not yet received a working copy of the software.

On May 1, 2005, the Company assigned to Taylor Madison Holdings, Inc., and Taylor Madison Holdings, Inc. assumed, all rights and obligations under the MLB License Agreement. In addition, the Securities Purchase Agreement dated May 6, 2005 provides for indemnity for the company's previous officers from liabilities arising from the MLB License Agreement. MLB has not released the Company from the $47,500 liability associated with the MLB License Agreement as of September 30, 2005.

As previously disclosed in the 10KSB filed for the year ended June 30, 2005, on June 7, 2005 the company entered into an assignment of rights agreement with the former officer and founder whereby the company agreed to pay $100,000 in four equal installments. As of September 30, 2005 the Company has made payments totaling $50,000 under this agreement, and $50,000 is still outstanding.

On September 29, 2005 the Company entered into an agreement with an information technology company to assist with the installation of the Company's computer systems. Under the terms of the agreement the provider will provide up to three hundred thirty six (336) hours at $180.00 per hour. The Company estimates the total cost of associated with this agreement to be approximately $67,000.

On September 1, 2005 the Company entered into an agreement with a production company that produces national television shows, designs and builds corporate training programs, develops demo products and provides Internet-based media services. The terms of the agreement require the production company to include the Company in press releases, feature articles, promotional campaigns, and 20 television airings. Pursuant to the terms of the agreement $19,700 is due on October 1, 2005.

As previously disclosed in the 10KSB filed for the year ended June 30, 2005, the holders of the Series A Preferred shares are entitled to a dividend equal to ten percent (10%) payable semi-annually. The Company can pay the dividend (i) in cash; (ii) in kind, with (a) shares of Series A Convertible Preferred Stock and
(b) Class B Warrants; or (iii) in shares of registered Common Stock. As of September 30, 2005 the holders of Series A Preferred shares are entitled to a dividend equal to $122,093.

                       TELZUIT MEDICAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
        AS OF SEPTEMBER 30, 2005 (UNAUDITED) AND JUNE 30, 2005 (AUDITED)
     AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)
                AND THE PERIOD APRIL 1, 2000 (DATE OF INCEPTION)
                     THROUGH SEPTEMBER 30, 2005 (UNAUDITED)



5. LEGAL PROCEEDINGS

There have been no new legal proceedings, and no material developments, during the quarter ended September 30, 2005. However, there have been procedural developments in Focused Strategies, Inc. v. Telzuit Technologies, LLC and
                  --------------------------------------------------------------
Telzuit  Technologies,  Inc.,  which  proceeding  was previously reported in the
---------------------------
Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005. Subsequent to the filing of the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005 a date was set by the court for mediation.


6. RELATED PARTY

On September 19, 2005 the Company entered into a six month consulting agreement with one of the Company's Board of Directors. Pursuant to the agreement the consultant will assist the company in developing, owning, and operating medical clinics. Under the terms of the agreement the consultant will receive $10,000 per month plus reasonable and necessary expenses incurred on behalf of the Company.

On September 21, 2005 the Company entered into a consulting agreement for marketing and promotional activities involved with the launch of the Company's product. The terms of the agreement establish the Company's S-8 Registered shares as compensation and require the issuance of 2,500 shares in September 2005, 2,750 in October 2005, 3,750 in November 2005, and 2,750 in December 2005.
The period of the agreement is from September 21, 2005 through December 31, 2005. The consultant engaged to provide the services under this agreement is a shareholder and relative of one of the Company's officers.

7. SUBSEQUENT EVENTS

During 2003 and 2004, the Board of Directors of the Company voted to rescind 26,198,010 Class A membership units and 1,738,500 Class B membership units which it believes were issued improperly for no consideration.

On October 13, 2005 the Company entered into an agreement with a shareholder related to the rescission of the Company's previously issued Class A and B membership units. The affected party's ownership consisted of 215,000 of the Company's Class A membership units which had not been previously rescinded and 2,035,000 of the Class A and 200,000 of the Class B membership units which were previously rescinded. In exchange for retaining the 215,000 Class A membership units the shareholder discharged the Company from any further legal recourse related to this matter.

On October 17, 2005 the Company entered into an agreement with a shareholder related to the rescission of the Company's previously issued Class A and B membership units. The affected party's ownership consisted of 200,000 of the Company's Class A membership units which had not previously rescinded and 2,050,000 Class A membership units which were previously rescinded. In exchange for retaining the 200,000 Class A membership units the shareholder discharged the Company from any further legal recourse related to this matter.

                       TELZUIT MEDICAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
        AS OF SEPTEMBER 30, 2005 (UNAUDITED) AND JUNE 30, 2005 (AUDITED)
     AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)
                AND THE PERIOD APRIL 1, 2000 (DATE OF INCEPTION)
                     THROUGH SEPTEMBER 30, 2005 (UNAUDITED)



On October 10, 2005 the Company entered into an employment agreement with an individual to act as a medical director. The agreement is for a period of twelve
(12) months and provides for a weekly salary of two thousand ($2,000) per week beginning in January 2006. Under terms of the agreement the individual is also to receive six thousand (6,000) of the Company's S-8 Registered shares. The shares are payable in three equal installments of two thousand (2,000) shares with the first installment due October 17, 2005, and the remaining installments due first week of November 2005 and December 2005. The agreement, at the discretion of the Company's Board of Directors, also provides for merit based salary increases and annual stock incentive bonuses.

On October 7, 2005 the company entered into a consulting agreement to provide services related to the Company's Securities and Exchange Commission reporting requirements, press releases, and issuance of shares. The terms of the agreement provide for services from October 7, 2005 through January 6, 2006 at a rate of $10,000 per month.

On October 10, 2005 the company entered into a consulting agreement to provide services related to the development of new projects. The terms of the agreement provide for services from October 10, 2005 through October 10, 2006. Under the terms of the agreement the Company will issue 750 S-8 Registered shares per month beginning October 15, 2005.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

OVERVIEW

Telzuit Medical is a development stage company focused on researching, developing and marketing ambulatory medical devices which monitor, measure, and record physiological signals generated by the body. Our initial product will be our "Bio-Patch Wireless Holter Monitor," a 12-lead, wireless Holter heart monitor which measures, records, and transmits physiological signals associated with a patient's cardiovascular system. The Bio-Patch is attached to a patient's chest and consists of electrodes that are imbedded in a disposable bandage-like strip. The Bio-Patch captures electrical impulses of the patient's heart and transmits this information to a cellular telephone-like device that the patient carries. This device measures and records the electrical activity of the patient's heart. Every two (2) to four (4) hours, the recorded information is sent through cellular telephone towers, frame relay systems and switching stations. Ultimately, the recorded heart activity information is received by a computer or other device through which cellular or satellite communications can be transmitted, and then evaluated by a physician. We are developing an intranet type of communication network through which heart activity data is transmitted and believe it will be useful in implementing other wireless monitoring devices. We expect to introduce the Bio-Patch to the market in December of 2005.

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

We currently are a development stage company under the provisions of SFAS No. 7, and have negative cash flows from operations and no current established source of revenue. We do not anticipate that we will start selling our initial product until late 2005. The foregoing matters had raised substantial doubt about the ability of our Company to continue as a going concern. However, as a consequence of financings we recently completed in May, June and August of 2005 for an aggregate of $4,456,860, management now believes that we have sufficient cash to continue our business for at least the next twelve (12) months, and the uncertainty as to our ability to continue as a going concern has been eliminated. Telzuit Technologies, LLC has incurred losses since inception. See "Liquidity And Capital Resources" below.

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

On June 27, 2005, the Company completed a portion of its Series A Preferred private placement of approximately $3,199,610. Pursuant to the Securities Purchase Agreement, the Company issued (i) an aggregate of 3,199,610 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock") and
(ii) Class B Warrants entitling holders of the Series A Preferred Stock to purchase, in the aggregate, 5,332,725 shares of the Company's common stock, par value $.001 per share (the "Common Stock"), at an exercise price of $.80 per share. The Series A Preferred Stock converts into common stock at a price of $.60 per share of Common Stock.

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

RESULTS  OF  OPERATIONS

The following discussion and analysis sets forth the major factors that affect the Company's results of operations and financial condition reflected in the unaudited financial statements for the three-month period ended September 30, 2005. This discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements contained herein and notes attached thereto.

Historical financial information presented is that of Telzuit Technologies, LLC, the legal acquirer of Telzuit Medical Technologies, Inc. pursuant to the Share Exchange Agreement.

COMPARISON OF HISTORICAL RESULTS - QUARTER ENDED SEPTEMBER 30, 2005 AND QUARTER ENDED SEPTEMBER 30, 2004

REVENUES. Overall net revenues for the quarter ended September 30, 2005 were $0, as compared to $0 for the quarter ended September 30, 2004. In May 2005, the Company acquired Telzuit Technologies, Inc. and changed its focus to the development of ambulatory medical devices.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consisted of payroll and related expenses for executive, accounting and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses for the quarter ended September 30, 2005 were $4,171,529, as compared to general and administrative expenses of
$285,834  for  the  quarter  ended  September  30,  2004.   These  general  and
administrative costs have increased as our activity levels have increased in connection with the decision to change our business from a shell company to an operating company.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenditures for the quarter ended September 30, 2005 were $30,277, as compared to research and development expenditures of $82,478 for the quarter ended September 30, 2004.

These research and development expenses have decreased because most of the research and development for our initial product, the Bio-Patch Wireless Holter Monitor, was completed in 2004, and the Company's subsequent products have been built off of the Bio-Patch platform.

NET INCOME (LOSS). The net loss for the quarter ended September 30, 2005 was $5,106,177, as compared to a net loss of $367,985 for the quarter ended September 30, 2004. The increase in net loss is primarily due to (i) the issuance of stock to employees and board members as compensation; (ii) amortization of the beneficial conversion feature on the convertible debentures;
(iii) debt issuance costs, including legal fees and commissions; and (iv) the issuance of stock to service providers for services rendered.

LIQUIDITY  AND  CAPITAL  RESOURCES

Prior to the Share Exchange Agreement in May of 2005, wherein the Company acquired an operating company, the Company primarily used debt financing to fund its operations. In connection with the financings and Securities Purchase Agreements recently completed in May and June, the Company received total gross proceeds of approximately $4,256,860 from the issuance of convertible debentures and the private placement of its stock. The Company raised an additional $200,000 in August, as part of those financings, bringing the total gross proceeds to $4,456,860. As a result, management now believes that the Company has sufficient cash to continue our business for at least the next twelve (12) months. Our plan of operation for the twelve-month period following the date of this quarterly report on Form 10-QSB is to continue marketing activities with respect to our Bio-Patch Wireless Holter Monitor, to continue product development activities with respect to our Bio-Patch sleep apnea device and Elderly Patient Wireless Monitoring System, and to continue our plans to own and operate medical clinics. We have budgeted $1,334,000 in cash costs for this twelve (12) month period.

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

CRITICAL  ACCOUNTING  POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 2, Significant Accounting Policies, contained in the explanatory notes to our unaudited financial statements for the three months ended September 30, 2005 contained in this Quarterly Report on Form 10-QSB. On an on-going basis, we evaluate our estimates, including those related to reserves, deferred tax assets and valuation allowance, impairment of long-lived assets, fair value of equity instruments issued to consultants for services and estimates of costs to complete contracts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

ITEM  3.     CONTROLS  AND  PROCEDURES

Disclosure  Controls  and  Procedures

The Company's management, with the participation of Don Sproat, the Company's Chief Executive and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Quarterly Report on Form 10-QSB. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company's disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed by the Company in the reports it files or submits under the Exchange Act within the time periods specified in the Commission's rules and forms.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2005, the Company hired TotalCFO, LLC to assist management with the preparation of financial statements. Other than the hiring of Total CFO, LLC, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART  II     OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

There have been no new legal proceedings, and no material developments, during the quarter ended September 30, 2005. However, there have been procedural developments in Focused Strategies, Inc. v. Telzuit Technologies, LLC and
                  --------------------------------------------------------------
Telzuit  Technologies,  Inc.,  which  proceeding  was previously reported in the
---------------------------
Company's  Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005.

ITEM  2.     UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

None.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

(a)  A  special  meeting  of  the  shareholders  was  held  on  August 18, 2005.

(b)  See  Item  4(c)  below.

(c) At the special meeting of the shareholders, the shareholders voted on the following matters: (i) the election of four directors to serve until the annual meeting of shareholders in the year in which their term expires; (ii) a 1:31 reverse stock split of the issued and outstanding common stock of the Company;
(iii) an amendment to the Company's Articles of Incorporation to increase the authorized common stock, par value $.001 per share, of the Company from 50,000,000 to 100,000,000 shares; and (iv) an amendment to the Company's Articles of Incorporation to change the name of the Company to Telzuit Medical Technologies, Inc. All matters were approved by the shareholders as follows:

     (1) In the election of directors, each nominee was elected by a vote of the shareholders as follows:

DIRECTOR (TERM
EXPIRING)                              FOR           AGAINST/ WITHHELD  ABSTENTIONS  BROKER NON-VOTES
----------------------------- ---------------------  -----------------  -----------  ----------------
Jim Tolan (2007)                   38,320,676                  -            -                 -
----------------------------- ---------------------  -----------------  -----------  ----------------
Michael Vosch (2008)               38,320,676                  -            -                 -
-----------------------------  ---------------------  -----------------  -----------  ----------------
Jon C. Stemples (2006)             38,320,676                  -            -                 -
-----------------------------  ---------------------  -----------------  -----------  ----------------
Warren D. Stowell (2006)           38,320,676                  -
----------------------------- ---------------------  -----------------  -----------  ----------------

     Additional directors, whose terms of office as Directors continued after the special meeting of shareholders, are as follows:

Donald Sproat       Term Expiring in 2008

     (2) The proposal to approve a 1:31 reverse split of the issued and outstanding common stock of the Company was approved by the shareholders as follows:


FOR         AGAINST/WITHHOLD  ABSTENTIONS  BROKER NON-VOTES
----------  ----------------  -----------  ----------------
38,320,676         -               -               -
----------  ----------------  -----------  ----------------

          (3) The proposal to amend the Company's Articles of Incorporation to increase the authorized common stock, par value $.001 per share, of the Company from 50,000,000 to 100,000,000 shares was approved by the shareholders as follows:


FOR         AGAINST/WITHHOLD  ABSTENTIONS  BROKER NON-VOTES
----------  ----------------  -----------  ----------------
38,320,676         -               -               -
----------  ----------------  -----------  ----------------

     (4) The proposal to amend the Company's Articles of Incorporation to change the name of the Company to Telzuit Medical Technologies, Inc. was approved by the shareholders as follows:


FOR         AGAINST/WITHHOLD  ABSTENTIONS  BROKER NON-VOTES
----------  ----------------  -----------  ----------------
38,320,676         -               -              -
----------  ----------------  -----------  ----------------

Holders  of  27,156,912 shares were not present at the meeting and did not vote.

ITEM  5.     OTHER  INFORMATION

On September 21, 2005, the Company entered into a consulting agreement with Thomas Sproat for marketing and promotional activities in connection with the launch of the Company's initial product. The consulting agreement expires on December 31, 2005, and is renewable for one-month terms thereafter upon terms to be negotiated at that time. Mr. Sproat will receive an aggregate of 11,750 shares of S-8 stock as compensation for his services, as well as performance stock in an amount to be determined by a compensation committee of the board of directors. Thomas Sproat is the brother of Don Sproat, the Company's CEO and a director. The foregoing description is qualified in its entirety by reference to the Consulting Agreement, a copy of which is attached as Exhibit 10.01 to this Quarterly Report on Form 10-QSB.

On September 19, 2005, the Company entered into an oral agreement with Warren Stowell, a director of the Company, for consulting services related to the Company's plan to develop, own and operate medical clinics. The consulting agreement is for a term of six (6) months, renewable for additional six (6) month terms upon the written agreement of the parties. Mr. Stowell will receive $10,000 per month as compensation for his consulting services under the agreement. The parties intend to memorialize the terms of this agreement in writing.

On August 18, 2005, the Company entered into a financial consulting agreement with MidSouth Capital Inc. for financial advising services related to a single transaction. Pursuant to the agreement, MidSouth Capital Inc. is entitled to receive up to 25,000 shares of restricted common stock as compensation for services rendered. All services under the agreement have been performed. As of September 30, 2005, the Company has not issued any shares related to this agreement. The foregoing description is qualified in its entirety by reference to the financial consulting agreement, a copy of which is attached as Exhibit
10.02  to  this  Quarterly  Report  on  Form  10-QSB.

ITEM  6.     EXHIBITS

     No.       Exhibit
     ---       -------

*   3.01       Articles  of  Incorporation  of  Telzuit  Medical  Technologies,
               Inc. (formerly known as Taylor Madison Corp.), as amended on August 18, 2005.

**  10.01      Consulting  Agreement,  dated  September  21,  2005.

**  10.02      Financial  Consulting  Agreement,  dated  August  18,  2005.

**  10.03      Marketing  Services  Agreement,  dated  August  8,  2005.

**  31.1       Certification  of  Chief  Executive  Officer  pursuant  to  Rule
               13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 14, 2005.

**  32.1       Certification  of  Chief  Executive  Officer  pursuant  to  18
               U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 14, 2005.

* Previously filed as Exhibit 3.01 to the Company's Annual Report on Form 10-KSB filed with the SEC on October 31, 2005 and incorporated herein by reference.

**   Filed electronically herewith.

SIGNATURE
---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Telzuit  Medical  Technologies,  Inc.
                                 -------------------------------------
                                             (Registrant)


Date: November  14,  2005             By: /s/Don  Sproat
                                          --------------
                                          Donald  Sproat
                                          President
                                          Chief  Executive  Officer
                                          Chief  Financial  Officer