Form 10-K/A
period 2004-06-30
Telzuit Medical Technologies, Inc.
filed 2006-02-09
CIK 1093837

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

  [X} Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
               Act of 1934 For the Fiscal Year Ended June 30, 2004

                                       OR

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                          COMMISSION FILE NO. 001-15034


                       TELZUIT MEDICAL TECHNOLOGIES, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


          FLORIDA                                              01-0656115
 (State  of  Incorporation)                                (I.R.S.  Employer
                                                        Identification  Number)

5422  Carrier  Drive,  Suite  306,  Orlando, Florida              32819
(Address  of  principal  executive  offices)                   (Zip  Code)

                                 (407) 354-1222
              (Registrant's telephone number, including area code)

                              TAYLOR MADISON CORP.
                              --------------------
    (Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

Revenue for the most recent fiscal year: $204,605. Aggregate market value of the voting stock held by non-affiliates (8,088,889 shares) of the registrant as of the close of business on September 30, 2004: $202,222.

As of September 30, 2004, 8,860,889 shares of common stock, $.001 par value were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

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

     On May 19, 2003, the Company entered into an agreement with Omniscent Corp. as licensees of the Cara Mia brand (which we subsequently sublicensed to Victory International LLC). Further, on May 19, 2003, the Company entered into an agreement with Omniscent Corp. to acquire certain rights to a portfolio of fragrance brands and Skincare line that include the Cara Mia Swiss Formulated Skincare line. The Cara Mia line initially debuted with four products created specifically to repair and rejuvenate the user's skin. The purchase price for the development and licensing rights is for up to 2,500,000 shares of preferred convertible stock or a cash payment of $500,000 at the Company's option, for the design and development rights and 30% of all revenues and or sub-licensing fees. If issued, the preferred shares will be convertible into shares of common stock of our Company on a one to one basis at the option of the holder, but in no event may the preferred shares be converted into more than 19.9% of our issued and outstanding common stock. Sharon Lallouz is the principal shareholder of Omniscent Corp. and is also the spouse of the Company's Chief Executive Officer. Mr. Lallouz was appointed Chief Executive Officer and director of the Company following the execution of the agreement. The Company has not closed on its transaction with Omniscent Corp. The 2,500,000 shares of preferred convertible stock or a cash payment of $500,000 is not related to the Cara Mia licensing agreement, but rather to the purchase option only. This option was not exercised by the Company. The two companies have agreed not to pursue this agreement.

     Effective May 20, 2003, we entered into a sub-licensing agreement with Victory International (USA) LLC (Victory) to distribute its Cara Mia Cosmetics brand worldwide. Under the terms of the agreement, Victory is to advance the Company $200,000 against royalties of 12% on all sales made by Victory, of which 3.6% from these royalties is payable to Omniscent under its licensing agreement with Taylor Madison leaving the Company with a net of 8.4% of all sales made by Victory. As of November 2003 we have received the $200,000 advance in full from Victory. Ongoing royalties are payable quarterly. Regardless, the $200,000 advance is non-refundable and therefore has been recognized as revenue ratably over the contract period. To date, no royalty payments have been made to Omniscent. On November 22, 2003 Victory launched the Cara Mia product line in Puerto Rico. Victory no longer distributes this brand and the agreement has been terminated.

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

ITEM  2.  PROPERTIES

     The Company has no property. Our principal executive offices are located at 2875 Northeast 191st Street, PH2, Aventura, Florida 33180 and our monthly rent is currently approximately $1,700 per month and increases over the life of the lease. The lease expires in June 2007.

ITEM  3.   LEGAL  PROCEEDINGS

     From time to time, the Company is involved in general business litigation. Although occasional adverse decisions or settlements may occur, management believes that the final disposition of such matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

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

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET  INFORMATION

     Our common stock is traded on the "pink sheets" under the symbol TMDN. Our common stock was traded on the AMEX under the symbol NMC through June 2004. The following table sets forth the high and low closing sales prices for our Common Stock for the periods indicated, as reported by the applicable exchange.

CALENDAR YEAR 2004                          HIGH   LOW
------------------                         -----  -----
January 1, 2004 - March 31, 2004           $0.10  $0.04
April 1, 2004 - June 30, 2004              $0.10  $0.04

CALENDAR YEAR 2003                          HIGH   LOW
------------------                         -----  -----

First Quarter                              $0.32  $0.16
Second Quarter                             $0.32  $0.07
Third Quarter                              $0.10  $0.07
Fourth Quarter                             $0.10  $0.07

CALENDAR YEAR 2002                          HIGH   LOW
------------------                         -----  -----

First Quarter                              $1.80  $1.10
Second Quarter                             $1.45  $0.35
Third Quarter                              $0.40  $0.11
Fourth Quarter                             $0.35  $0.10

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


SECURITIES  AUTHORIZED  FOR  ISSUANCE  UNDER  EQUITY  COMPENSATION  PLANS

The following table provides information as of June 30, 2004 about the Company's common stock that may be issued upon the exercise of options granted to employees or members of the Board of Directors under all of the Company's existing equity compensation plans.

                                                                                                              NUMBER OF SECURITIES
                                                                                                             REMAINING AVAILABLE FOR
                                                              NUMBER OF SECURITIES                            FUTURE ISSUANCE UNDER
                                                               TO BE ISSUED UPON      WEIGHTED-AVERAGE     EQUITY COMPENSATION PLANS
                                                                  EXERCISE OF        EXERCISE PRICE OF       [EXCLUDING SECURITIES
                   PLAN CATEGORY                               OUTSTANDING OPTIONS   OUTSTANDING OPTIONS    REFLECTED IN 1ST COLUMN]
                                                               -------------------   -------------------   -------------------------
Equity compensation plans approved by securities holders           1,046,000               0.24                     2,654,857
Equity compensation plans not approved by securities holders         None                   N/A                        None
Total                                                              1,046,000               0.24                     2,654,857

ITEM  6.  SELECTED  FINANCIAL  DATA

The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report.

                                                                      For the
                                                                      Year Ended
                                                                      June 30, 2004
                                                                      -------------
Statement of Operating Data:
Results from continuing operations                                    $    (511,527)
Discontinued operation
Loss from discontinued operations                                                 -

Net income (loss)                                                          (511,527)
Basic earnings (loss) per common share from continuing operations             (0.06)
                                                                      -------------
Basic earnings (loss) per common share from discontinued operations               -
                                                                                  -
Diluted earnings (loss) per common share from discontinued operations             -
                                                                                  -
Weighted average number of common shares outstanding:
Basic                                                                     8,266,047
Diluted                                                                           -
                                                                          8,265,047
                                                                      -------------


Selected Financial Data

                                                                                             Unaudited
                                                                      For the                For the
                                                                      Six Months Ended       Six Month Ended
                                                                      June 30, 2003          June 30, 2002
                                                                      -------------          ---------------
Statement of Operating Data:
Results from continuing operations                                    $    (112,427)         $            --
Discontinued operation
Loss from discontinued operations                                         1,549,904               (1,352,151)

Net income (loss)                                                         1,437,477               (1,352,151)
                                                                      -------------          ---------------
Basic earnings (loss) per common share from continuing operations             (0.02)                      --
                                                                      -------------          ---------------
Basic earnings (loss) per common share from discontinued operations            0.21                    (0.18)
                                                                      -------------          ---------------
Diluted earnings (loss) per common share from discontinued operations          0.21                    (0.18)
                                                                      -------------          ---------------
Weighted average number of common shares outstanding:
Basic                                                                     7,438,889                7,438,889
Diluted                                                                     742,000                       --
                                                                          8,180,889                7,438,889
                                                                      -------------          ---------------

                                                                       For the                    For the
                                                                       Year Ended                 Year Ended
                                                                       December 31, 2002          December 31, 2001
                                                                       -----------------          -----------------
Statement of Operations Data:
Results from continuing operations                                     $              --          $              --
Discontinued operations
Loss from discontinued operations                                              (1,808,587)               (4,050,306)

Net income (loss)                                                              (1,808,587)               (4,050,306)
                                                                       ------------------         -----------------
Basic earnings (loss) per common share from continuing operations                      --                        --
                                                                       ------------------         -----------------
Basic earnings (loss) per common share from discontinued operations                 (0.24)                    (0.54)
                                                                       -----------------          -----------------
Diluted earnings (loss) per common share from discontinued operations               (0.24)                    (0.54)
                                                                       ------------------         -----------------
Weighted average number of common shares outstanding:
Basic                                                                           7,438,889                 7,438,889
Diluted                                                                                --                        --
                                                                                7,438,889                 7,438,889
                                                                       ------------------         -----------------

Balance Sheet Data

                                                                         June 30, 2004               June 20, 2003
Cash and cash equivalents                                                $       2,759               $         354
Working capital (deficit)                                                     (635,026)                   (299,859)
Total assets                                                                    77,894                     177,777
Shareholders' equity (deficiency)                                             (635,026)                   (299,858)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

COMPARISON  OF  JUNE  30,  2004  AND  JUNE  30,  2003

OVERVIEW.. As discussed above, we have changed our business strategy and discontinued prior operations. Results of operations for the year ended June 30, 2004 compared to the six-month transition period ended June 30, 2003 differ significantly due to this change. As such, any comparison of these periods is meaningless.

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

REVENUES. Overall net revenues for the year ended June 30, 2004 were $204,605. These revenues consisted of licensing fees earned in connection with the Victory International LLC agreement and the sale of $101,600 in Phantom Fragrances brand perfume products. There was a related cost of $72,493 associated with the sale of the perfume. Revenues for the six-month transition period ended June 30, 2003 were $100,000 relating exclusively to royalty payments under our licensing of the Cara Mia product line.

GENERAL AND ADMINISTRATIVE EXPENSES.. General and administrative expenses consisted of payroll and related expenses for executive, accounting and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses for the year ended June 30, 2004 were $689,463. General and administrative expenses for the six-month transition period ended June 30, 2003 were $184,521. The increase in the level of general and administrative expenses was due to the increase in administrative and executive personnel associated with the change of our business. We anticipate that as our new business operations develop, our general and administrative expenses will continue to increase.

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

NET INCOME (LOSS). The net loss totaled approximately $511,527 for the year ended June 30, 2004 as compared to net income of approximately $1,437,447 for the six month transition period ended June 30, 2003. The net income for the 2003 transition period is due to the extinguishment of certain debt resulting from the P.com Return in the amount of $1,549,904.

COMPARISON OF JUNE 30, 2003 AND JUNE 30, 2002

OVERVIEW. As discussed above, we have recently changed our business strategy and discontinued prior operations. Results of operations for the six month transition periods ended June 30, 2003 and June 30, 2002 differ significantly due to this change. As such, any comparison of these periods is meaningless.

REVENUES. Overall net revenues for the six month transition period ended June 30, 2003 were $100,000 relating exclusively to licensing fees under our licensing of the Cara Mia product line, which were sublicensed to Victory International LLC.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses for the six month transition period ended June 30, 2003 were $184,521, all of which were from continuing operations. The decrease in general and administrative expenses as compared to our discontinued operations was due to the reduction in administrative and executive personnel associated with the change of our business and winding down of our prior operations. We anticipate that as our new business operations develop, our general and administrative expenses will increase.

ROYALTY EXPENSES. Royalty expense consists exclusively of royalties paid to Omniscent Corp. pursuant to our current licensing arrangement. Royalty expense for the six month transition period ended June 30, 2003 was $30,000. Our royalty expense will proportionally increase or decrease depending on future revenues derived under the Omniscent Corp. licensing arrangement.

NET INCOME (LOSS). The net income totaled approximately $1,437,447 for the six month transition period ended June 30, 2003 as compared to a net loss of $(1,352,151) for the transition period ended June 30, 2002. The net gain for the 2003 transition period is due to the extinguishment of certain debt resulting from the P.com Return.

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

Cash flows from financing activities for the year ended June 30, 2004 were $341,360, which was $176,360 in proceeds from the stock sale and $165,000 in loans from Omniscent. Omniscent Corp. loaned our company $165,000, which is an interest free loan due on demand. The Company also sold Omniscent Corp., 305,610 shares of the common stock of the Company for $50,000 at $.16 per share, which was approximately 115% of the closing trading price of the Company's unrestricted common stock on September 1, 2003.

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


CONTRACTUAL  OBLIGATIONS

Future maturities of long-term debt and future contractual obligations due under operating leases are as follows (in thousands):

                                                      PAYMENTS DUE BY PERIOD
                                                      ----------------------
                                                           LESS THAN    1-3       3-5     MORE THAN
                                                  TOTAL     1 YEAR     YEARS     YEARS     5 YEARS
Long-term debt obligations                       $ -0-      $ -0-     $ -0-     $ -0-      $ -0-
Capital lease obligations                          -0-        -0-       -0-       -0-        -0-
Operating lease obligations                        -0-        -0-       -0-       -0-        -0-
 Purchase obligations                              -0-        -0-       -0-       -0-        -0-
Other  long-term  liabilities  reflected  on
the  Registrant's  balance  sheet  under
GAAP                                               -0-        -0-       -0-       -0-        -0-
Total                                            $ -0-      $ -0-     $ -0-     $ -0-      $ -0-

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

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISKS

Our market risk exposure with respect to financial instruments is to changes in the "prime rate" in the United States. As of June 30, 2004, we have a loan receivable, due on demand, from our chairman and CEO in the amount of approximately $4,835, which loan is non-interest bearing. As of June 30, 2004, we had no short or long-term investments.

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

TAYLOR  MADISON  CORP.  AND  SUBSIDIARIES
INDEX  TO  CONSOLIDATED  FINANCIAL  STATEMENTS.
                                                                            PAGE

Independent  Auditors'  Report                                               F-1

Consolidated  Balance  Sheets  as  of  June  30,  2004  and  2003            F-4

Consolidated  Statements  of  Operations  for  the  Year  ended
June 30, 2004 and the Six months ended June 30, 2003 and 2002 (unaudited)    F-5
and  for  the  years  ended  December  31,  2002  and  2001

Consolidated  Statements  of  Changes  in  Shareholders'  (Deficiency)
Equity  for  the  Years  ended  June  30,  2004  and  the  Six months  ended June  30,  2003 and 2002 (unaudited) and for the years
ended December 31, 2002  and  2001                                           F-6

Consolidated  Statements  of  Cash  Flows  for  the  Years
ended  June 30, 2004 and the Six months ended June 30, 2003
and 2002 (unaudited) and  for  the  years  ended  December  31,  2002
and  2001                                                                    F-9

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Board of Directors and Shareholders
Nimbus Group, Inc.


We have audited the accompanying consolidated statements of operations, changes in stockholders' equity, and cash flows of Nimbus Group, Inc. for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Nimbus Group, Inc. for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

The accompanying statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's dependence on outside financing, lack of sufficient working capital, recurring losses from operations, and the discontinued operations raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


BERKOVITS,  LAGO  &  COMPANY,  LLP

Fort  Lauderdale,  Florida
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

/s/ DELOITTE & TOUCHE LLP

March 20, 2002

(DELOITTE TOUCHE TOHMATSU FOOTER)

                     Taylor Madison Corp. and Subsidiaries
                          Consolidated Balance Sheets


                                                                        June 30,       June 30,
                                                                          2004           2003
                                                                     --------------  -------------
                                     ASSETS
Current assets:
Cash and cash equivalents                                            $        2,759   $       354
Accounts receivable                                                               -       150,000
Shareholder receivable                                                        4,835        20,123
Prepaid expenses and other current assets                                    70,300         7,300
                                                                     --------------  -------------

Total current assets                                                         77,894       177,777
                                                                     --------------  -------------

Total assets                                                                77,894   $    177,777
                                                                     ==============  =============


               LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Accounts payable                                                     $      132,850   $   277,418
Accrued payroll and other expenses                                          385,950       100,218
Income tax payable                                                           29,120             -
Loan payable - related party                                                165,000       100,000
                                                                     --------------  -------------

Total current liabilities                                                   712,920       477,636
                                                                     --------------  -------------

Commitments and Contingencies

Shareholders' equity (deficiency):
Preferred shares, $0.001 par value, 10 million shares
authorized, no shares issued and outstanding                                      -             -
Common shares, $0.001 par value, 50 million shares authorized
8,860,889 and 7,438,889 shares issued and oustanding, respectively            8,861         7,439
Additional paid-in capital                                               11,163,734    10,988,796
Accumulated deficit                                                     (11,807,621)  (11,296,094)
                                                                     --------------  -------------
Total shareholders' equity (deficiency)                                    (635,026)     (299,859)
                                                                     --------------  -------------

Total liabilities and shareholders' equity (deficiency)                      77,894   $   177,777
                                                                     ==============  =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  Taylor Madison Corp. and Subsidiaries
                                  Consolidated Statements of Operations


                                              For the    For the Six   For the Six     For the       For the
                                            Year Ended  Months Ended  Months Ended   Year Ended    Year Ended
                                              June 30,     June 30,      June 30,     December 31,  December 31,
                                               2004         2003          2002           2002           2001
                                           ----------   ----------     -----------   -----------    -----------
                                                                       (unaudited)


Net royalty revenues                       $   25,867   $        -     $         -   $         -   $         -
Licensing fees                                150,000      100,000               -             -             -
Sales of products                              28,738            -               -             -             -
                                           ----------   ----------     -----------   -----------    -----------
Total revenues                                204,605      100,000               -


Operating expenses:
  General and administrative expenses         689,463      184,521               -             -             -
  Royalties                                    30,000       30,000               -             -             -
                                           ----------   ----------     -----------   -----------    -----------

Total operating expenses                      719,463      214,521               -             -             -
                                           ----------   ----------     -----------   -----------    -----------

Net loss from operations                     (514,858)    (114,521)              -             -             -


Other income/(expense):
  Other income/(expense)                        3,331        2,064               -             -             -
                                           ----------   ----------     -----------   -----------    -----------

Net loss from continuing operations          (511,527)    (112,457)              -             -             -

Discontinued Operations:
  Gain (Loss) from discontinued operations          -    1,549,904      (1,352,151)   (1,808,587)   (4,050,306)
                                           ----------   ----------     -----------   -----------    -----------

Net gain (loss)                            $ (511,527)  $1,437,447     $(1,352,151)  $(1,808,587)  $(4,050,306)
                                           ==========   ==========     ===========   ===========    ===========
Basic and diluted loss
per common share
from continuing operations                      (0.06)       (0.02)              -             -             -

Basic and diluted gain (loss)
per common share
from discontinued operations                        -         0.21           (0.18)        (0.24)        (0.54)
                                           ----------   ----------     -----------   -----------    -----------
Basic and diluted loss
per common share                           $    (0.06)  $     0.19     $     (0.18)  $     (0.24)  $     (0.54)
                                           ==========   ==========     ===========   ===========    ===========
Weighted average number
of common shares outstanding                8,266,047    7,438,889       7,438,889     7,438,889     7,438,889
                                           ==========   ==========     ===========   ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            Taylor Madison Corp. and Subsidiaries
                 Consolidated Statement of Stockholders' (Deficiency) Equity
         For the year ended June 30, 2004 and the six month period ended June30, 2003


                                  Common shares      Additional
                            -----------------------    Paid-in     Accumulated
                              Shares      Amount       Capital       Deficit        Total
                            ----------  -----------  -----------  -------------  ------------
Balance at January 1, 2003  7,438,889   $    7,439   $10,988,796  $(12,733,541)  $(1,737,306)

Net income                                                           1,437,447     1,437,447
                            ----------  -----------  -----------  -------------  ------------

Balance June 30, 2003       7,438,889        7,439    10,988,796   (11,296,094)     (299,859)

Stock options issued                                      25,000                      25,000

Stock issued for services     250,000          250        49,750                      50,000

Common stock issued         1,172,000        1,172       100,188                     101,360

Net loss                                                              (511,527)     (511,527)
                            ----------  -----------  -----------  -------------  ------------

Balance June 30, 2004       8,860,889   $    8,861   $11,163,734  $(11,807,621)  $  (635,026)
                            ==========  ===========  ===========  =============  ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                                    Taylor Madison Corp. and Subsidiaries
                                Consolidated Statements of Changes in Shareholders' (Deficiency) Equity
                                        For the six month period ended June 30, 2003, and 2002


                                                                          Additional
                                            Common Stock                    Paid-in               Accumulated
                                                      Amount                Capital                 Deficit              Total
                                       ---------      ---------            ----------            -----------           -----------
Balance at June 30, 2000               7,438,889      $   7,439           $10,988,796           $ (2,941,987)         $ 8,054,248
Net loss for the six month period
 ending December 31, 2000                     -               -                     -             (3,896,017)          (3,896,017)
Net loss for the six month period
 ending June 30, 2001 (unaudited)             -               -                     -             (2,392,325)          (2,392,325)
                                       ---------      ---------            ----------            -----------           -----------
Balance at June 30, 2001 (unaudited)   7,438,889          7,439            10,988,796             (9,230,329)           1,765,906
Net loss for the six month period
 ending December 31, 2001 (unaudited)         -               -                     -             (1,694,625)          (1,694,625)
Net loss for the six month period
 ending June 30, 2002                         -               -                     -             (1,352,151)          (1,352,151)
                                       ---------      ---------            ----------            -----------           -----------
Balance at June 30, 2002 (unaudited)   7,438,889          7,439            10,988,796            (12,277,105)          (1,280,870)
Net loss for the six month period
 ending December 31, 2002                     -               -                     -               (456,436)            (456,436)
Net income for the six month period
 ending June 30, 2003                         -               -                     -              1,437,447            1,437,447
                                       ---------      ---------            ----------            -----------           -----------
Balance at June 30, 2003               7,438,889      $   7,439           $10,988,796           $(11,296,094)         $  (299,859)
                                       =========      =========            ==========            ===========           ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                              Taylor Madison Corp. and Subsidiaries
                            Consolidated Statements of Changes in Shareholders' (Deficiency) Equity
                                          For the years ended December 31, 2002 and  2001


                                            Common Shares                  Additional
                                           --------------                    Paid-in            Accumulated
                                        Shares          Amount               Capital               Deficit               Total
                                      ---------       ---------           -----------           ------------          ------------
Balance at December 31, 2000          7,438,889       $   7,439           $10,988,796           $ (6,874,648)         $ 4,121,587
Net loss for the year ended
December 31, 2001                             -               -                     -             (4,050,306)          (4,050,306)
                                      ---------       ---------           -----------           ------------          ------------
Balance at December 31, 2001          7,438,889           7,439            10,988,796            (10,924,954)              71,281
Net loss for the year ended
December 31, 2002                             -               -                     -             (1,808,587)          (1,808,587)
                                      ---------       ---------           -----------           ------------          ------------
Balance at December 31, 2002          7,438,889       $   7,439           $10,988,796           $(12,733,541)         $(1,737,306)
                                      =========       =========           ===========           ============          ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                     Taylor Madison Corp. and Subsidiaries
                     Consolidated Statements of Cash Flows


                                              For the year ended   For the six months ended
                                                  June 30,                June 30,
                                                    2004                    2003
                                                 ---------                -----------
Cash flows from operating activities:
  Net loss                                       $(511,527)               $1,437,477
  Adjustments to reconcile net loss to net cash
  used in operating activities:
Loss on exchange of assets and liabilities               -                   920,393
Gain on extinguishment of debt                           -                (2,506,110)
  Change in operating assets and liabilities:
    Accounts receivable                            150,000                  (100,546)
    Shareholder receivables                         15,288                    35,298
    Inventory                                            -                   121,236
    Prepaid expenses and other current assets      (63,000)                   55,202
    Other assets                                         -                     6,854
    Accounts payable                              (144,568)                 (430,734)
    Accrued expenses                               285,732                  (130,021)
    Income tax payable                              29,120                         -
    Deferred revenue                              (100,000)                   90,897
                                                 ---------                -----------
      Net cash (used in) provided by
      operating activities                        (338,955)                 (500,054)
                                                 ---------                -----------
Cash flows from financing activities:
  Proceeds from issuance of stock                  176,360                         -
  Loans                                            165,000                         -
                                                 ---------                -----------
      Net cash provided by financing activities    341,360                         -
                                                 ---------                -----------
Net increase in cash and cash equivalents            2,405                  (500,054)

Cash and cash equivalents at beginning of period       354                   500,408
                                                 ---------                -----------
Cash and cash equivalents at end of period       $   2,759                $      354
                                                 =========                ===========
During the six months ended June 30, 2003 a loan payable and acounts payable totaling $2,506,110 were extinquished in a non cash transaction.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     Taylor Madison Corp. and Subsidiaries
                     Consolidated Statements of Cash Flows


                                                            For the six-months
                                                              ended June 30,
                                                ------------------------------------------
                                                    2003                         2002
                                                -------------                -------------
                                                                               Unaudited
Cash flows from operating activities:
Net income (loss)                                $  1,437,477                  $(1,352,151)
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Depreciation and amortization                              -                      252,734
Loss on exchange of assets and liabilities           920,393
Gain on extinguishment of debt                    (2,506,110)
Change in operating assets and liabilities:
Accounts receivable                                 (100,546)                     (47,981)
Shareholder receivables                               35,298                        5,261
Inventory                                            121,236                     (104,865)
Prepaid expenses and other current assets             55,202                       79,933
Other assets                                           6,854                        4,024
Accounts payable                                    (430,734)                     299,730
Accrued expenses                                    (130,021)                    (127,669)
Amounts due to related party                               -                      724,790
Deferred revenue                                      90,897                      (43,581)
                                                -------------                -------------
Net cash used in operating activities               (500,054)                    (309,775)
                                                -------------                -------------
Cash flows from investing activities:
Purchase of property and equipment                         -                      (39,448)
                                                -------------                -------------
Net cash used in investing activities                      -                      (39,448)
                                                -------------                -------------
Net decrease in cash and cash equivalents           (500,054)                    (349,223)
Cash and cash equivalents at beginning of period     500,408                      379,775
                                                -------------                -------------
Cash and cash equivalents at end of period       $       354                   $   30,552
                                                =============                =============

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

                              Taylor Madison Corp. and Subsidiaries
                              Consolidated Statements of Cash Flows

                                                                 For the                   For the
                                                                year ended               year ended
                                                             December 31, 2002        December 31, 2001
                                                             ----------------          ----------------
Cash flows from operating activities:
  Net loss                                                   $    (1,808,587)          $    (4,050,306)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                                          -                   463,349
    Provision for impairment of long lived assets                    278,983                    41,510
    Amortization of stock purchase warrants                                -                         -
    Inventory write down                                                   -                         -
    Fair value of warrants issued to consultants                           -                         -
  Change in operating assets and liabilities:
    Accounts receivable                                                2,187                    48,482
    Shareholder receivables                                            3,630                   115,122
    Inventory                                                        588,093                 2,226,426
    Prepaid expenses and other current assets                         96,682                   333,091
    Other assets                                                       1,955                     1,713
    Accounts payable                                                  34,625                    34,196
    Accrued expenses                                                (116,114)                  (31,563)
    Amounts due related party                                      1,140,256                   754,362
    Deferred revenue                                                 (57,538)                 (474,095)
                                                             ----------------          ----------------
        Net cash provided by (used in)operating activities           164,172                  (537,713)
                                                             ----------------          ----------------

Cash flows from investing activities:
  Purchase of property and equipment                                 (43,539)                 (168,661)
                                                             ----------------          ----------------
        Net cash used in investing activities                        (43,539)                 (168,661)
                                                             ----------------          ----------------
Cash flows from financing activities:
  Proceeds from issuance of common stock                                   -                         -
  Borrowings from affiliate                                                -                         -
  Payments on borrowings to affiliate                                      -                         -
  Payments for offering costs                                              -                         -
                                                             ----------------          ----------------
        Net cash provided by financing activities                          -                         -
                                                             ----------------          ----------------
Net increase (decrease) in cash and cash equivalents                 120,633                  (706,374)
Cash and cash equivalents at beginning of year                       379,775                 1,086,149
                                                             ----------------          ----------------
Cash and cash equivalents at end of year                     $       500,408           $       379,775
                                                             ================          ================

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

Cara Mia was the first brand the Company acquired the licensing rights from Omniscient Corp. that began distribution through a licensing agreement with Victory International (USA) LLC. Cara Mia Skincare initially launched in Puerto Rico with four products created specifically as skincare solutions. The Company earned $100,000 during the year ended June 30, 2004 in connection with this agreement. Victory no longer distributes this brand and the agreement has been terminated.

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

NOTE  2.  SIGNIFICANT  ACCOUNTING  POLICIES:

Significant accounting policies and practices used by the Company in the preparation of the accompanying consolidated financial statements are as follows:

BASIS  OF  PRESENTATION

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. There is substantial doubt about the Company's ability to continue as a going concern primarily because of our dependence on outside financing, lack of sufficient working capital, recurring losses from operations and discontinued operations. The Company has incurred net losses since inception in the amount of approximately $11.8 million and has a deficiency in working capital of approximately $635,000 at June 30, 2004. These factors, among others, indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's continuation as a going concern is dependent upon future events, including obtaining financing adequate to support the Company's cost structure and business plans. The Company is seeking to raise $6.5 million to further its business strategy. The Company has a commitment from Lucien Lallouz, its Chief Executive Officer, to purchase up to $200,000 of our common stock at $.05 per share. As of the date of this report, Mr. Lallouz has invested $60,000, for which no shares have been issued to date. Other than Mr. Lallouz's subscription, the Company has no commitments from officers, directors or affiliates to provide funding. The failure of the Company to obtain adequate additional financing may require the Company to delay, curtail or scale back some or all of its operations, sales and marketing efforts. Any additional financing may involve dilution to the Company's then-existing shareholders. The Company may also seek to enter into a merger or acquisition.

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


                                                                        2004             2003
                                                                    -----------      ------------
Net  income  (loss),  as  reported                                  $  (511,527)     $  1,437,447
Stock-based  employee  compensation  expense  determined
  under  fair-value  based  method,  net  of  related  tax  effects     (44,000)          (71,732)
                                                                    -----------      ------------

Pro  forma  net  income  (loss)                                        (555,527)     $  1,365,715
                                                                    ===========      ============

Earnings  per  share:
--------------------

  Basic  -  as  reported                                            $     (0.06)     $       0.19
  Basic  -  pro  forma                                              $     (0.06)     $       0.18

  Diluted  -  as  reported                                          $     (0.06)     $       0.18
  Diluted  -  pro  forma                                            $     (0.06)     $       0.19

RECENT  ACCOUNTING  PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect the application of FASB Interpretation No. 46 to have a material effect on its condensed financial statements.

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

NOTE  3.  INCOME  TAXES:

The primary components of temporary differences, which give rise to the Company's net deferred tax assets at June 30, 2004 and 2003 respectively, are as follows:

                                           June  30,
                                             2004
                                             ----
Deferred  tax  assets:
Net  operating  loss  carry  forwards     $4,420,720
Valuation  allowance                      (4,420,720)
                                          ----------
                                          $        -
                                          ==========

The Company provides a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

                                                           2004          2003
                                                           ----          ----
Benefit  (provision)  at  Federal  statutory  rates     $146,000     $(488,742)
State  income  taxes,  net  of  Federal  benefit          24,000       (52,180)
                                                        --------     ---------
                                                         170,000      (540,922)
Valuation  allowance                                    (170,000)      540,922
                                                        --------     ---------

                                                        $      -     $       -
                                                        ========     =========

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

On May 19, 2003, the Company entered into an agreement with Omniscent Corp. as licensees of the Cara Mia brand (which we subsequently sublicensed to Victory International LLC). Further, on May 19, 2003, the Company entered into an agreement with Omniscent Corp. to acquire certain rights to a portfolio of fragrance brands and Skincare line that include the Cara Mia Swiss Formulated Skincare line. The Cara Mia line initially debuted with four products created specifically to repair and rejuvenate the user's skin. The purchase price for the development and licensing rights is for up to 2,500,000 shares of preferred convertible stock or a cash payment of $500,000 at the Company's option, for the design and development rights and 30% of all revenues and or sub-licensing fees. If issued, the preferred shares will be convertible into shares of common stock of our Company on a one to one basis at the option of the holder, but in no event may the preferred shares be converted into more than 19.9% of our issued and outstanding common stock. Sharon Lallouz is the principal shareholder of Omniscent Corp. and is also the spouse of the Company's Chief Executive Officer.

Mr. Lallouz was appointed Chief Executive Officer and director of the Company following the execution of the agreement. The Company has not closed on its transaction with Omniscent Corp. The 2,500,000 shares of preferred convertible stock or a cash payment of $500,000 is not related to the Cara Mia licensing agreement, but rather to the purchase option only. This option was not exercised by the Company. The two companies have agreed not to pursue this agreement. No revenues have been earned in connection with this agreement.

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

                Fiscal Year Ended          Amount
                -----------------         -------
                  June 30, 2005           $15,820
                  June 30, 2006            16,479
                  June 30, 2007             7,062
                  Thereafter                    -
                                          -------
                  Total Operating
                  lease commitments       $39,361
                                          -------
NOTE  6.  STOCK  OPTION  PLAN:

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

                                                                                         Weighted
                                                                                  Weighted     Average
                                          Grant   Expiration  Strike              Average     Ex Price
Name                         Level        Date      Date      Price    Balance    Ex Price   per share
-------------              ----------    -------  ---------   -------  -------   ----------  -----------
Jack Smith                 Consultant    5/22/03   5/22/08    $ 0.28   371,000   $ 103,880
Donald Moore               Officer       3/31/04   4/1/08     $0.215   375,000   $  80,625
Timothy Hart               Officer       3/31/04   4/1/08     $0.215   300,000   $  64,500
                                                                     1,046,000     249,005      $ 0.24

Options approved in plan                                             4,442,857

Options available in plan                                            2,654,857


A summary of the status of the Company's Amended Option Plan as of June 30, 2004 and 2003 and December 31, 2002 and 2001 is presented below:

                                                   Weighted-Average
                                         Shares     Exercise Price
                                      ----------   ---------------
Outstanding on December 31, 2000         895,000   $          5.94
Granted                                2,149,650   $          0.93
Exercised                                      -   $             -
Forfeited                                (67,050)  $          4.40


Outstanding on December 31, 2001       2,977,600   $          2.35
Granted                                        -   $             -
Exercised                                      -   $             -
Forfeited                               (973,050)  $          1.45

Outstanding on December 31, 2002       2,004,550   $          2.67
Granted                                  742,000   $          0.08
Exercised                                      -   $             -
Forfeited                             (2,004,550)  $          2.67

Outstanding on June 30, 2003             742,000                 -
Granted                                1,046,000   $          0.24
Exercised                               (742,000)  $          0.08
Forfeited                                      -   $             -

Outstanding on June 30, 2004           1,046,000   $          0.24


Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation ("SFAS No. 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company will measure compensation expense for the stock plan using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Accordingly, compensation expense for qualified and non-qualified employee stock options granted under the Amended Option Plan is equal to the difference between the fair market value of the stock at the date of grant and the amount an employee must pay to acquire the stock. A charge of $25,000 was recorded with respect to the options issued for the year ended June 30, 2004.

The fair value of each option granted under the Company's Amended Option Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2004 and 2003:

                                            2004            2003
                                         -----------    -----------
Expected  volatility                       100.9%          239.5%
risk-free  interest  rate                    3.5%            3.5%
Dividend  yield                              0.0%            0.0%
Expected  life                            2.67 years       2 years

The fair value of each option grant under the Company's Amended Option Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2002 and 2001:

                                             2002           2001
                                         -----------    -----------
Expected  volatility                        217.1%          226.3%
risk-free  interest  rate                     3.5%            3.5%
Dividend  yield                               0.0%            0.0%
Expected  life                             5  years       5  years

Had compensation cost for the Company's Stock Plans been determined based on the fair value at the grant dates for awards under the Stock Plans consistent with the method prescribed by SFAS 123, the Company's net loss and net loss per share (diluted) would have changed to the proforma amounts indicated below:


                                         2004                2003
                                      ---------           ----------
Net  income  (loss)  as  reported     ($511,527)          $1,437,447
Proforma  net  income  (loss)         ($530,527)          $1,365,715
Earning  per  share  as  reported        ($0.06)          $     0.19
Earning  per  share  proforma            ($0.07)          $     .019

                                      Unaudited                 Unaudited
                                   For period ended          For period ended
                                    June  30,  2002           June  30,  2001
                                   ----------------          ----------------
Net  Income/Loss  As  Reported     $     (1,352,151)         $     (2,356,681)
Proforma
Diluted  Net  Income/Loss
As  Reported                       $          (0.18)         $          (0.32)

                                         For the             For the
                                       year ended           year ended
                                    December 31, 2002    December 31, 2001
                                    -----------------    -----------------
Net Loss:
  As reported                       $      (1,808,587)   $      (4,050,306)
  Proforma                                 (2,845,929)          (5,018,442)


Diluted net loss per common share
  As reported                       $           (0.24)   $           (0.54)
  Proforma                                      (0.38)               (0.67)


Net loss as reported                       (1,808,587)
SFAS comp expense                          (1,037,342)
Pro-forma net loss                         (2,845,929)
                                    -----------------


Weighted avg shares o/s                     7,438,889
Pro-forma loss per share                        (0.38)

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

NOTE  8.  AMEX  DELISTING:

On April 23, 2004, the Company received a notice from the American Stock Exchange ("Exchange") confirming the Exchange's intention to proceed with the filing of an application with the Securities and Exchange Commission ("SEC") to strike the common stock of the Company from listing and registration on the Exchange which would require the Company to list and register its shares on an alternative trading exchange. The notice from the Exchange indicates that the Exchange has determined that the Company does not meet the following continued listing standards under the AMEX Company Guide: Section 120 which requires issuers to conduct an appropriate review of all related transactions on an on-going basis and shall utilize the issuer's audit committee or a comparable body of the board of directors for review of potential conflict of interest situations; Section 121, Section 121(2)(a) and Section 121(B)(a)(iii) which require that each listed issuer must have a sufficient number of independent directors on its board of directors to perform audit committee functions;
Section 921 which requires prompt notification to the Exchange of any changes of officers or directors; Section 1003(a)(i) in that the Company has reported net losses for the past three fiscal years; Section 1003(a)(iv) in that the Company has sustained losses which are so substantial in relation to its overall operations so that in the opinion of the Exchange, it appears questionable whether the Company will be able to continue operations and/or meet obligations as they mature; Section 1003(c)(i) relating to the discontinuation of a substantial portion of the Company's operations; Section 1003(d) which requires issuers to submit listing applications to the Exchange prior to issuing securities; and Section 1003(f)(iii) which prohibits issuers from engaging in operations, which in the opinion of the Exchange, are contrary to public interest.

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

   * As of the date of this filing, DELOITTE & TOUCHE LLP has not given the company permission to include its Independent Auditors' Report dated March 20, 2002 in this 10-K/A of Telzuit Medical Technologies, Inc., formerly Taylor Madison Corp. (File No. 001-15034). With regard to financial information in this filing for fiscal year ended December 31, 2001, you should also review the financial statements (including the footnotes) in the Independent Auditors' Report dated March 20, 2002 in Telzuit Medical Technologies, Inc.'s 10-K for fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on April 1, 2002.

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

There were no disagreements or events as described in Item 304(a)(1)(iv) or Item
304(a)(1)(v)  of   Regulation  S-K  in connection with the change in accountants from  Berkovitz  to  RCH  or  from  RCH  to  DYM.

ITEM  9A.   CONTROLS  AND  PROCEDURES

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

ITEM  9B.   OTHER  INFORMATION

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

MILES M. RAPER, - NON EXECUTIVE DIRECTOR CHAIRMAN OF AUDIT COMMITTEE Mr. Raper joined the Company April 1, 2004 as a Director and resigned on October 5, 2004. At present, serves as Chairman of the Board for Ryder System's Federal Credit Union. Mr. Raper was previously Senior Vice President-Global Transportation Management Services with Ryder System, Inc., a $5.3 billion global supply chain and transportation management solutions company. Mr. Raper joined Ryder in 1983 and retired in 2002.Mr. Raper is a certified by the Supreme Court of Florida as a County Court Mediator and Certified to be a court appointed arbitrator for all judicial circuits of the state. Mr. Raper is a member of the Academy of Professional Mediators, Certified Arbitrator for the American Arbitration Association-Commercial Panel. Aircraft Owners and Pilots Association and a member of President Circle University of MiamiMr. Raper holds a bachelor's degree from the University of Miami, and holds a Juries Doctorate from Atlanta Law School. He is a retired member of the U.S. Air Force Reserve and served a short active duty tour during Operation Dessert Storm. Mr. Miles Raper tendered his resignation as Chairman of the Audit Committee and director of the Company effective October 5, 2004 due to the Company not obtaining director and officer insurance.

SECTION  16(a)  BENEFICIAL  OWNERSHIIP  REPORTING  COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than ten percent shareholders are required by the Exchange Act to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such forms furnished to the Company and written representations that no Forms 5 were required, the Company believes that, during the fiscal year ended June 30, 2004, its directors, executive officers and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements.

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

BOARD  COMMITTEES

The audit committee of our Board consisted of Miles Raper. The Board of Directors believes that Mr. Raper qualifies as a financial expert and is "independent" within the meaning of applicable regulatory guidelines. The audit committee reviews our financial statements and accounting practices, makes recommendations to the Board regarding the selection of independent auditors and reviews the results and scope of the audit and other services provided by our independent auditors. Mr. Raper resigned in October 2004. Our Board will perform all functions of the audit committee.

We do not have a compensation committee. Our Board currently performs all functions of the compensation committee.

CODE  OF  ETHICS

We have not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director had served in all the above capacities. The new management team elected on May 6, 2005 anticipates adopting a code of ethics.

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


                           SUMMARY COMPENSATION TABLE

                                                                       Securities
                                                                       underlying         All  Other
Name  and  position              Period       Salary       Bonus        options (1)      Compensation
Lucien Lallouz, Chief
Executive Officer and Chief
Operating Officer                 2004      $280,000 (2)   $     0          0             $          0

                                  2003      $ 75,000 (3)   $25,970 (4)    371,000 (4)     $          0
Michael Wellikoff, Interim
Chief Financial Officer           2004      $180,000 (5)   $     0          0             $          0

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

                                Number of Securities
                               Underlying Unexercised
                              Options at June 30, 2003    Value of Unexercised in-the-money
                                                               Options at June 30, 2003
      Name                Exercisable   Unexercisable      Exercisable    Unexercisable
      Donald Moore          371,000          -               $51,940            -
      Timothy Hart          371,000          -               $51,940            -

OPTION  GRANTS  IN  LAST  FISCAL  YEAR

The following table sets forth information regarding the grant of stock options to the Named Executives during the transition period ended June 30, 2004:


                    %  of  total
                    # of Securities      Options Granted
                 Securities Underlying   to Employees in         Exercise        Expiration
 Name              Options Granted           Period                Price            Date
 Donald Moore          375,000                 36%               $  .215          04/01/2008
 Timothy Hart          300,000                 29%               $  .215          04/01/2008

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

DR. MICHAEL WELLIKOFF, CHAIRMAN. On September 1, 2003, effective July 1, 2003, the Company entered into a three year employment agreement with Dr. Michael Wellikoff, under which Dr. Wellikoff shall serve as Chief Financial Officer of the Company. Under the terms of the agreement Dr. Wellikoff shall receive an annual salary of $180,000, subject to annual 10% increase at the discretion of the board of directors. Under the agreement, Dr. Wellikoff is entitled to health benefits and coverage and is entitled to participate in any Company incentive plan. The agreement also entitles Dr. Wellikoff to reimbursement for all reasonably incurred business expenses, including travel. In addition, on March 31, 2003 (under a separate agreement) the Company issued options to purchase 371,000 shares of common stock exercisable at $.08 per share (approximately 114% of the closing price of the Company's common stock on April 1, 2003) to Dr. Wellikoff, as an inducement for Dr. Wellikoff to serve as Chairman of the Company. The agreement also entitles Dr. Wellikoff to reimbursement for all reasonably incurred business expenses, including travel. Under the agreement Dr. Wellikoff is entitled to 6 weeks of vacation, including federal holidays. In the instance that Dr. Wellikoff is terminated without cause, he shall be entitled to
2.5 years base salary, payable over the 12 months immediately following the date of termination. In the event of change of control in the Company, Dr. Wellikoff shall be entitled to a lump sum payment of 250% of his prevailing base salary. Effective March 31, 2004, Dr. Wellikoff resigned as Chief Financial Officer.

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

DONALD MOORE, VICE PRESIDENT AND GENERAL COUNCILOR. During March 2004, the Company entered into a three-year agreement with Donald Moore, under which Mr. Moore shall act as vice president and general councilor for the Company. On March 31, 2004, the Company issued options for 375,000 shares of common stock to Mr. Moore. The option price for the shares was $.215 per share. The shares were trading at $.23 per share at grant date. These options were issued as an inducement for Mr. Moore to join the board of the Company and have not been exercised.

TIMOTHY HART, CHIEF FINANCIAL OFFICER. During March 2004, the Company entered into a three year agreement with Timothy Hart, under which Mr. Hart shall act as Chief Financial Officer for the Company. On March 31, 2004, the Company issued options for 300,000 shares of common stock to Mr. Hart. The shares were trading at $.23 per share at grant date. These options were issued as an inducement for Mr. Hart to join the management of the Company and have not been exercised.

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


                           Common Shares Beneficially Owned
                           --------------------------------
      Name of Beneficial Owner                                       Number       Percentage
      Lucien Lallouz                                              1,571,000 (1)     15.6%
      Michael Wellikoff                                             401,000          4.5%
      Timothy Hart                                                        0 (2)        0%
      Executive Officers and directors as a group (3 persons)     1,972,000 (1)     19.6%

(1) Includes 1,200,000 shares purchased by Mr. Lallouz for $60,000 which have not been issued. Also includes shares owned by ZTZ Trust, an entity controlled by Lucien Lallouz.

(2) During March 2004, the Company entered into a three year agreement with Timothy Hart, under which Mr. Hart shall act as Chief Financial Officer for the Company. On March 31, 2004, the Company issued options for 300,000 shares of common stock to Mr. Hart. The options vest 100,000 shares per year and no options have vested as of the date of this report.

ITEM  13.   CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

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

On May 19, 2003, the Company entered into an agreement with Omniscent Corp. to acquire certain rights to a portfolio of fragrance brands and Skincare line that include; The Cara Mia Swiss Formulated Skincare line. The Cara Mia line initially debuted with four products created specifically to repair and rejuvenate the user's skin. The purchase price for the development and licensing rights is for up to 2,500,000 shares of preferred convertible stock or a cash payment of $500,000 at the Company's option, for the design and development rights and 30% of all revenues and or sub-licensing fees. If issued, the preferred shares will be convertible into shares of common stock of our Company on a one to one basis at the option of the holder, but in no event may the preferred shares be converted into more than 19.9% of our issued and outstanding common stock. Sharon Lallouz is the principal shareholder of Omniscent Corp. and is also the spouse of the Company's Chief Executive Officer. Mr. Lallouz was appointed Chief Executive Officer and director of the Company following the execution of the agreement. The 2,500,000 shares of preferred convertible stock or a cash payment of $500,000 is not related to the Cara Mia licensing agreement, but rather to the purchase option only. This option was not exercised by the Company. The Company has not closed on its transaction with Omniscent Corp. The two companies have agreed not to pursue this agreement.

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

TAX  FEES

For the fiscal year ended June 30, 2004, and the six-month transition period ended June 30, 2003, our principal accountant did not render any services for tax compliance, tax advice, and tax planning work.

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

                                     PART IV

ITEM  15.  EXHIBITS  AND  FINANCIAL  STATEMENT  SCHEDULES

(a) The following exhibits are filed herewith or incorporated herein by reference:

Exhibit  No.     Description  of  Exhibit
------------     ------------------------

3.01             Articles  of  Incorporation.*
3.02             Bylaws.*

10.1             Employment Agreement with Lucien  Lallouz  dated May 22, 2003**
10.2             License Acquisition Agreement with Omniscent Corp. dated
                 May 19, 2003**
10.3             Assignment  of  Phantom  License with Omniscent Corp.
                 effective May 21, 2003**
10.4             Moar  International  and  Omniscent  Corp.  Phantom  Brand
                 License Agreement**
10.6 Form of Indemnification Agreement to be entered into by Registrant with each of its directors and executive officers.*
10.7 2001 Amended Stock Option Plan and related documents (previously filed on Definitive Proxy Statement, dated November 8, 2001.
16.1             Letter  from  Former  Auditor  (previously  filed  on
                 Form  8-K, dated November  18,  2003).
31.1             Certification  by  Chief  Executive Officer and Chief
                 Financial Officer pursuant  to Section  302.***
32.1 Section 906 Certification by Chief Executive Officer and Chief Financial Officer.***
99.1             Status Of Independent Auditor's Report.***

* Previously filed and incorporated by reference to exhibit in the Company's Registration Statement on Form S-1, as amended (File No. 333-91177), initially filed on November 17, 1999 ("Form S-1").

** Previously filed and incorporated by reference to exhibit in the Company's Form 10-K for June 30, 2003

***  Filed herewith.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 8, 2006.

                              Telzuit  Medical  Technologies,  Inc.


                              By:  /s/ Donald Sproat
                                   ------------------------------------------
                                   Donald  Sproat
                                   President,  Chief  Executive  Officer  and
                                   Chief  Financial  Officer