Form 10-K/A
period 2004-06-30
Telzuit Medical Technologies, Inc.
filed 2006-02-17
CIK 1093837

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

                                                                                                  Unaudited
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

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

TAYLOR  MADISON  CORP.  AND  SUBSIDIARIES
INDEX  TO  CONSOLIDATED  FINANCIAL  STATEMENTS.
                                                                            PAGE

Independent  Auditors'  Report                                               F-1

Consolidated  Balance  Sheets  as  of  June  30,  2004  and  2003            F-3

Consolidated  Statements  of  Operations  for  the  Year  ended
June 30, 2004 and the Six months ended June 30, 2003 and 2002 (unaudited)    F-4
and  for  the  years  ended  December  31,  2002  and  2001 (unaudited)

Consolidated  Statements  of  Changes  in  Shareholders'  (Deficiency)
Equity  for  the  Years  ended  June  30,  2004  and  the  Six months  ended June  30,  2003 and 2002 (unaudited) and for the years
ended December 31, 2002  and  2001 (unaudited)                               F-5

Consolidated  Statements  of  Cash  Flows  for  the  Years
ended  June 30, 2004 and the Six months ended June 30, 2003
and 2002 (unaudited) and  for  the  years  ended  December  31,  2002
and  2001 (unaudited)                                                        F-9

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


/s/ BERKOVITS,  LAGO  &  COMPANY,  LLP

Fort  Lauderdale,  Florida
February  21,  2003

                     Taylor Madison Corp. and Subsidiaries
                          Consolidated Balance Sheets


                                                                        June 30,       June 30,
                                                                          2004           2003
                                                                     --------------  ------------
                                     ASSETS
Current assets:
Cash and cash equivalents                                            $        2,759   $       354
Accounts receivable                                                               -       150,000
Shareholder receivable                                                        4,835        20,123
Prepaid expenses and other current assets                                    70,300         7,300
                                                                     --------------  ------------

Total current assets                                                         77,894       177,777
                                                                     --------------  ------------

Total assets                                                                77,894   $    177,777
                                                                     ==============  ============


               LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Accounts payable                                                     $      132,850   $   277,418
Accrued payroll and other expenses                                          385,950       100,218
Income tax payable                                                           29,120             -
Loan payable - related party                                                165,000       100,000
                                                                     --------------  ------------

Total current liabilities                                                   712,920       477,636
                                                                     --------------  ------------

Commitments and Contingencies

Shareholders' equity (deficiency):
Preferred shares, $0.001 par value, 10 million shares
authorized, no shares issued and outstanding                                      -             -
Common shares, $0.001 par value, 50 million shares authorized
8,860,889 and 7,438,889 shares issued and oustanding, respectively            8,861         7,439
Additional paid-in capital                                               11,163,734    10,988,796
Accumulated deficit                                                     (11,807,621)  (11,296,094)
                                                                     --------------  ------------
Total shareholders' equity (deficiency)                                    (635,026)     (299,859)
                                                                     --------------  ------------

Total liabilities and shareholders' equity (deficiency)                      77,894   $   177,777
                                                                     ==============  ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  Taylor Madison Corp. and Subsidiaries
                                  Consolidated Statements of Operations


                                              For the    For the Six   For the Six     For the       For the
                                            Year Ended  Months Ended  Months Ended   Year Ended    Year Ended
                                              June 30,     June 30,      June 30,     December 31,  December 31,
                                               2004         2003          2002           2002           2001
                                           ----------   ----------     -----------   -----------    -----------
                                                                       (unaudited)                  (unaudited)


Net royalty revenues                       $   25,867   $        -     $         -   $         -   $          -
Licensing fees                                150,000      100,000               -             -              -
Sales of products                              28,738            -               -             -              -
                                           ----------   ----------     -----------   -----------    -----------
Total revenues                                204,605      100,000               -


Operating expenses:
  General and administrative expenses         689,463      184,521               -             -              -
  Royalties                                    30,000       30,000               -             -              -
                                           ----------   ----------     -----------   -----------    -----------

Total operating expenses                      719,463      214,521               -             -              -
                                           ----------   ----------     -----------   -----------    -----------

Net loss from operations                     (514,858)    (114,521)              -             -              -


Other income/(expense):
  Other income/(expense)                        3,331        2,064               -             -              -
                                           ----------   ----------     -----------   -----------    -----------

Net loss from continuing operations          (511,527)    (112,457)              -             -              -

Discontinued Operations:
  Gain (Loss) from discontinued operations          -    1,549,904      (1,352,151)   (1,808,587)    (4,050,306)
                                           ----------   ----------     -----------   -----------    -----------

Net gain (loss)                            $ (511,527)  $1,437,447     $(1,352,151)  $(1,808,587)  $ (4,050,306)
                                           ==========   ==========     ===========   ===========    ===========
Basic and diluted loss
per common share
from continuing operations                      (0.06)       (0.02)              -             -              -

Basic and diluted gain (loss)
per common share
from discontinued operations                        -         0.21           (0.18)        (0.24)         (0.54)
                                           ----------   ----------     -----------   -----------    -----------
Basic and diluted loss
per common share                           $    (0.06)  $     0.19     $     (0.18)  $     (0.24)  $      (0.54)
                                           ==========   ==========     ===========   ===========    ===========
Weighted average number
of common shares outstanding                8,266,047    7,438,889       7,438,889     7,438,889      7,438,889
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


                                                                          Additional
                                            Common Stock                    Paid-in               Accumulated
                                                      Amount                Capital                 Deficit              Total
                                       ---------      ---------            ----------            -----------           ----------
Balance at June 30, 2000               7,438,889      $   7,439           $10,988,796           $ (2,941,987)         $ 8,054,248
Net loss for the six month period
 ending December 31, 2000                     -               -                     -             (3,896,017)          (3,896,017)
Net loss for the six month period
 ending June 30, 2001 (unaudited)             -               -                     -             (2,392,325)          (2,392,325)
                                       ---------      ---------            ----------            -----------           ----------
Balance at June 30, 2001 (unaudited)   7,438,889          7,439            10,988,796             (9,230,329)           1,765,906
Net loss for the six month period
 ending December 31, 2001 (unaudited)         -               -                     -             (1,694,625)          (1,694,625)
Net loss for the six month period
 ending June 30, 2002                         -               -                     -             (1,352,151)          (1,352,151)
                                       ---------      ---------            ----------            -----------           ----------
Balance at June 30, 2002 (unaudited)   7,438,889          7,439            10,988,796            (12,277,105)          (1,280,870)
Net loss for the six month period
 ending December 31, 2002                     -               -                     -               (456,436)            (456,436)
Net income for the six month period
 ending June 30, 2003                         -               -                     -              1,437,447            1,437,447
                                       ---------      ---------            ----------            -----------           ----------
Balance at June 30, 2003               7,438,889      $   7,439           $10,988,796           $(11,296,094)         $  (299,859)
                                       =========      =========            ==========            ===========           ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                              Taylor Madison Corp. and Subsidiaries
                            Consolidated Statements of Changes in Shareholders' (Deficiency) Equity
                                          For the years ended December 31, 2002 and  2001 (unaudited).


                                            Common Shares                  Additional
                                           --------------                    Paid-in            Accumulated
                                        Shares          Amount               Capital               Deficit               Total
                                      ---------       ---------           -----------           ------------          -----------
Balance at December 31, 2000          7,438,889       $   7,439           $10,988,796           $ (6,874,648)         $ 4,121,587
Net loss for the year ended
December 31, 2001                             -               -                     -             (4,050,306)          (4,050,306)
                                      ---------       ---------           -----------           ------------          -----------
Balance at December 31, 2001          7,438,889           7,439            10,988,796            (10,924,954)              71,281
Net loss for the year ended
December 31, 2002                             -               -                     -             (1,808,587)          (1,808,587)
                                      ---------       ---------           -----------           ------------          -----------
Balance at December 31, 2002          7,438,889       $   7,439           $10,988,796           $(12,733,541)         $(1,737,306)
                                      =========       =========           ===========           ============          ===========


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

                              Taylor Madison Corp. and Subsidiaries
                              Consolidated Statements of Cash Flows

                                                                 For the                   For the
                                                                year ended               year ended
                                                             December 31, 2002        December 31, 2001
                                                             ----------------          ----------------
                                                                                           unaudited
Cash flows from operating activities:
  Net loss                                                   $    (1,808,587)          $    (4,050,306)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                                          -                   463,349
    Provision for impairment of long lived assets                    278,983                    41,510
    Amortization of stock purchase warrants                                -                         -
    Inventory write down                                                   -                         -
    Fair value of warrants issued to consultants                           -                         -
  Change in operating assets and liabilities:
    Accounts receivable                                                2,187                    48,482
    Shareholder receivables                                            3,630                   115,122
    Inventory                                                        588,093                 2,226,426
    Prepaid expenses and other current assets                         96,682                   333,091
    Other assets                                                       1,955                     1,713
    Accounts payable                                                  34,625                    34,196
    Accrued expenses                                                (116,114)                  (31,563)
    Amounts due related party                                      1,140,256                   754,362
    Deferred revenue                                                 (57,538)                 (474,095)
                                                             ----------------          ---------------
        Net cash provided by (used in)operating activities           164,172                  (537,713)
                                                             ----------------          ---------------

Cash flows from investing activities:
  Purchase of property and equipment                                 (43,539)                 (168,661)
                                                             ----------------          ----------------
        Net cash used in investing activities                        (43,539)                 (168,661)
                                                             ----------------          ----------------
Cash flows from financing activities:
  Proceeds from issuance of common stock                                   -                         -
  Borrowings from affiliate                                                -                         -
  Payments on borrowings to affiliate                                      -                         -
  Payments for offering costs                                              -                         -
                                                             ----------------          ---------------
        Net cash provided by financing activities                          -                         -
                                                             ----------------          ----------------
Net increase (decrease) in cash and cash equivalents                 120,633                  (706,374)
Cash and cash equivalents at beginning of year                       379,775                 1,086,149
                                                             ----------------          ---------------
Cash and cash equivalents at end of year                     $       500,408           $       379,775
                                                             ================          ===============

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

     * As of the date of this filing, DELOITTE & TOUCHE LLP has not given the company permission to include its Independent Auditors' Report dated March 20, 2002 in this 10-K/A of Telzuit Medical Technologies, Inc., formerly Taylor
Madison Corp. (File No. 001-15034). Therefore, financial information in this filing for fiscal year ended December 31, 2001 is unaudited and you should review the audited financial statements (including the footnotes) and the Independent Auditors' Report dated March 20, 2002 in Telzuit Medical Technologies, Inc.'s 10-K for fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on April 1, 2002.

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

ITEM  9A.   CONTROLS  AND  PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective in ensuring that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is 1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms; and 2) accumulated and communicated to him as appropriate to allow timely decisions regarding required disclosure.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 17, 2006.

                              Telzuit  Medical  Technologies,  Inc.


                              By:  /s/ Donald Sproat
                                   ------------------------------------------
                                   Donald  Sproat
                                   President,  Chief  Executive  Officer  and
                                   Chief  Financial  Officer