Form 10QSB
period 2005-12-31
Telzuit Medical Technologies, Inc.
filed 2006-03-06
CIK 1093837

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

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

The Registrant had 30,225,498 shares of Common Stock, par value $.001 per share, outstanding as of December 31, 2005.

                                TABLE OF CONTENTS



PART I  FINANCIAL  INFORMATION                                          PAGE

Item 1  Financial  Statements

          Consolidated  Balance  Sheets
             As  of  December 31, 2005 (unaudited) and
             June 30, 2005 (audited)                                       2

          Consolidated  Statements  of  Operations
             Three  and  Six  Months  ended  December 31, 2005
             (unaudited) and December  31,  2004  (unaudited) And
             from  Inception  April  1,  2000  to
             December  31,  2005 (unaudited)                               3

          Consolidated  Statements  of  Cash  Flows
             Six  Months ended December 31, 2005 (unaudited) and
             December 31, 2004  (unaudited) And from Inception
             April 1, 2000 to December 31, 2005 (unaudited)                4

          Notes  to  Consolidated  Financial  Statements                   5

Item 2  Management's Discussion and Analysis or Plan of Operation         18

Item 3  Controls  and  Procedures                                         23


PART II OTHER  INFORMATION

Item 1  Legal  Proceedings                                                23

Item 2  Unregistered  Sales  of Equity Securities and Use of Proceeds     24

Item 3  Defaults  Upon  Senior  Securities                                24

Item 4  Submission  of  Matters  to  a  Vote  of  Security  Holders       25

Item 5  Other  Information                                                25

Item 6  Exhibits                                                          26

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                       TELZUIT MEDICAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
         AS OF DECEMBER 31, 2005 (UNAUDITED) AND JUNE 30, 2005 (AUDITED)
  AND FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004 (UNAUDITED)
                AND THE PERIOD APRIL 1, 2000 (DATE OF INCEPTION)
                      THROUGH DECEMBER 31, 2005 (UNAUDITED)

  -----------------------------------------------------------------------------




CONTENTS

FINANCIAL STATEMENTS:


     BALANCE SHEETS                                                         2
     STATEMENTS OF OPERATIONS                                               3
     STATEMENTS OF CASH FLOWS                                               4
     NOTES TO FINANCIAL STATEMENTS                                         5-17


                          Telzuit Medical Technologies, Inc. and Subsidiaries
                                   (A Development Stage Company)
                                Condensed Consolidated Balance Sheet

                                                                                                DECEMBER 31,    JUNE 30,
                                                                                                    2005          2005
                                           ASSETS                                             -------------  ------------
                                                                                                (UNAUDITED)     (AUDITED)
Current assets:

  Cash                                                                                         $     936,682  $  2,351,794

  Other current assets
    Inventory                                                                                         59,465         3,126
    Vendor merchandise credit                                                                         32,700        32,700
    Prepaid professional fees                                                                        596,649     1,198,920
    Other                                                                                                  -       352,573
                                                                                               -------------  ------------
  Total other current assets                                                                         688,814     1,587,319
                                                                                               -------------  ------------

    Total current assets                                                                           1,625,496     3,939,113

Property and equipment, net of accumulated depreciation of $49,127 and $34,667, respectively         748,318       551,231

Intangible assets, net of accumulated amortization of $0                                              63,658        60,962

Other assets:
    Licensed software                                                                                210,722       113,690
    Other                                                                                             58,963       371,971
                                                                                               -------------  ------------
Total other assets                                                                                   269,685       485,661
                                                                                               -------------  ------------

TOTAL ASSETS                                                                                   $   2,707,157  $  5,036,967
                                                                                               =============  ============

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable                                                                               $     168,764  $     33,813

Accrued expenses                                                                                     128,922       176,700
                                                                                               -------------  ------------

    Total current liabilities                                                                        297,686       210,513

Long-term liabilities:

  10% convertible debentures                                                                               -       144,829

Stockholders' equity:

Series "A" convertible preferred stock, $0.001 par value;
7,700,000 shares authorized; 5,014,170 and 2,786,619 shares issued and outstanding
as of December 31, 2005 and June 30, 2005, respectively.                                               5,015         2,787

Series "B" convertible preferred stock, $0.001 par value;
2,300,000 shares authorized; 0 and 2,258,306 shares issued and outstanding                                 -         2,259
as of December 31, 2005 and June 30, 2005, respectively.

Common stock, $0.001 par value;
100,000,000 shares authorized; 30,225,498 and 947,695 shares issued and outstanding
as of December 31, 2005 and June 30, 2005, respectively.                                              30,226           948

Stock subscribed                                                                                           -       413,000

Stock payable                                                                                      1,803,811     1,962,826

Additional paid in capital                                                                        12,181,763     6,597,224

Deficit accumulated during development stage                                                     (11,611,344)   (4,297,419)
                                                                                               -------------  ------------

    Total shareholders' equity                                                                     2,409,471     4,681,625
                                                                                               -------------  ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                     $   2,707,157  $  5,036,967
                                                                                               =============  ============


                                         Telzuit Medical Technologies, Inc. and Subsidiaries
                                                   (A Development Stage Company)
                                             Condensed Consolidated Statements of Operations



                                          FOR THE THREE MONTHS ENDED  FOR THE SIX MONTHS ENDED        FROM INCEPTION
                                                 DECEMBER 31,                 DECEMBER 31,           APRIL 1, 2000 TO
                                             2005           2004          2005           2004       DECEMBER 31, 2005
                                         -------------  ------------  -------------  ------------  -------------------
                                          (UNAUDITED)    (UNAUDITED)   (UNAUDITED)   (UNAUDITED)        (UNAUDITED)
Revenue                                  $           -  $          -  $           -  $          -  $                 -
                                         -------------  ------------  -------------  ------------  -------------------

 Research and development costs                147,002        83,292        177,278       165,770            1,056,021

General and administrative expenses          2,072,330       115,700      6,243,860       401,533            9,516,272
                                         -------------  ------------  -------------  ------------  -------------------

Loss before other income (expense)          (2,219,332)     (198,992)    (6,421,138)     (567,303)         (10,572,293)

Other income (expense)

  Interest income                               11,584            25         23,074           350               37,315

  Interest expense                                   -             -       (915,861)            -           (1,076,366)
                                         -------------  ------------  -------------  ------------  -------------------

Loss before provision for income taxes      (2,207,748)     (198,967)    (7,313,925)     (566,953)         (11,611,344)

Provision for income taxes                           -             -              -             -                    -
                                         -------------  ------------  -------------  ------------  -------------------

NET LOSS                                   ($2,207,748)    ($198,967)   ($7,313,925)    ($566,953)        ($11,611,344)
                                         =============  ============  =============  ============  ===================

BASIC AND DILUTED LOSS PER SHARE                ($0.07)       ($0.29)        ($0.35)       ($1.15)
                                         =============  ============  =============  ============

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC AND DILUTED                           29,456,142       696,915     20,994,906       491,375
                                         =============  ============  =============  ============



                         Telzuit Medical Technologies, Inc. and Subsidiaries
                                   (A Development Company)
                           Condensed Consolidated Statments of Cash Flows



                                                                   FOR THE SIX MONTHS ENDED          APRIL 1, 2000
                                                                         DECEMBER 31,               (INCEPTION) TO
                                                                   2005               2004         DECEMBER 31, 2005
                                                                -----------       -----------     ------------------
                                                                (UNAUDITED)       (UNAUDITED)          (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                        ($7,313,925)         (566,953)          ($11,611,344)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
        Depreciation                                                 14,459             8,555                 49,126
        Stock issued as compensation                              3,253,821                 -              4,005,301
        Debt issuance costs                                         367,340                 -                367,340
        Amortization of discount on convertible debenture           915,861                 -              1,060,690
        Amortization of stock issuance costs                      1,148,537                 -              1,148,537
        Loss on disposal of assets                                        -                 -                 15,878
        Inventory                                                   (56,339)                -                (59,465)
        Other current assets                                        (10,384)           (3,726)               (51,381)
        Other assets                                                (54,332)           92,738               (310,932)
        Accounts payable                                             73,186           (19,786)               106,999
        Accrued expenses                                            (32,103)          (43,444)               (96,782)
                                                                -----------       -----------     ------------------

          Subtotal of adjustments                                 5,620,046            34,337              6,235,311

               Net cash used for operating activities            (1,693,879)         (532,616)            (5,376,033)
                                                                -----------       -----------     ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of property and equipment                            (211,546)          (10,734)              (802,462)
     Investment in intangible assets                                 (2,695)                -                (63,657)
                                                                -----------       -----------     ------------------

               Net cash used for investing activities              (214,241)          (10,734)              (866,119)
                                                                -----------       -----------     ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from issuance of convertible debenture                      -                 -              1,057,250
     Proceeds from related party                                          -             6,750                 10,500
     Repayment of note payable to related party                           -                 -                (85,500)
     Proceeds from sale of shares                                   493,008           313,041              6,196,584
                                                                -----------       -----------     ------------------


               Net cash provided by financing activities            493,008            319,791             7,178,834
                                                                -----------       ------------    ------------------

Net (decrease) increase in cash                                  (1,415,112)          (223,559)              936,682

Cash at beginning of year                                         2,351,794            252,956                     -
                                                                -----------       ------------    ------------------

CASH AT END OF YEAR                                             $   936,682       $     29,397    $          936,682
                                                                ===========       ============    ==================


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Liabilities assumed in acquisition of shell                $         -       $          -    $          306,553
     Receivables recorded for stock issued subsequent to year end.        -                  -               344,275
     Prepaid expenses incurred with the issuance of stock           527,584                  -             1,955,560
     Discount for beneficial conversion feature associated with
     10% convertible debentures                -                          -                  -             1,057,250
     Conversion of 10% debentures to Series A Preferred           1,076,366                  -             1,076,366
     Accrued expense related to licensed software                    97,032                  -                97,032
     Costs incurred with the issuance of stock                       51,267                  -                51,267
                                                                -----------       ------------    ------------------

TOTAL NON-CASH INVESTING AND FINANCING TRANSACTIONS            $  1,752,249       $          -    $        4,888,303
                                                               ============       ============    ==================

                        TELZUIT MEDICAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
         AS OF DECEMBER 31, 2005 (UNAUDITED) AND JUNE 30, 2005 (AUDITED)
  AND FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004 (UNAUDITED)
                AND THE PERIOD APRIL 1, 2000 (DATE OF INCEPTION)
                      THROUGH DECEMBER 31, 2005 (UNAUDITED)


1. FINANCIAL STATEMENTS

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended December 31, 2005 and 2004 and the Period April 1, 2000 (Date of Inception) through December 31, 2005, (b) the financial position at December 31, 2005, and (c) cash flows for the six month period ended December 31, 2005 and 2004, and the Period April 1, 2000
(Date  of  Inception)  through  December  31,  2005,  have  been  made.

The unaudited condensed consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended June 30, 2005. The results of operations for the three and six month period and the cash flows for the six month period ended December 31, 2005 is not necessarily indicative of those to be expected for the entire year.

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

Reclassification - Certain minor reclassifications were made to the June 30, 2005 financial statements to conform to the classifications used in the December 31, 2005 financial statements.

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

The company did not have the information readily available and has been characterized as a development stage company for the entire period, "From Inception, April 1, 2000 to December 31, 2005", therefore it has omitted the basic and diluted per share calculation. The convertible Preferred Stock, Options and Warrants outstanding at all periods were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive. The amount of Series A Preferred and warrants excluded from the computation for the three and six months ended December 31, 2005 were 8,356,950 and 11,875,848, respectively. The company had no other anti-dilutive securities outstanding as of December 31, 2005.

SOFTWARE - Under the provisions of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," (SOP 98-1) the Company capitalizes costs associated with customized internal-use software systems that have reached the application stage and meet recoverability tests. Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related expenses for employees who are directly associated with the applications. In addition, the Company capitalizes costs incurred for enhancements or modifications to the software that result in additional functionality to the software's performance. Capitalized costs are amortized using the straight-line method over the shorter of the term of the related client agreement, if such development relates to a specific outsource client, or the software's estimated useful life, ranging from two to five years. Capitalized internal use software costs of $29,250 and $0 are included in property and equipment in the accompanying balance sheets as of December 31, 2005 and June 30, 2005, respectively.

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

Statement of Financial Accounting Standards No. 52 is used to determine the timing of the recognition of income or expense resulting from foreign exchange rate changes for transactions denominated in a currency other than a functional currency. As of December 31, 2005 the Company had one agreement denominated in a currency other than the United States dollar. Transaction gains and losses related to the agreement are included in "other income" on the statements of operations. Telzuit Medical has evaluated the impact of the adoption of SFAS 52, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

INVENTORIES In November 2004, the FASB issued SFAS No. 151, " Inventory Costs - an amendment of ARB No. 43, Chapter 4," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. In Chapter 4 of ARB 43, paragraph 5 previously stated that " under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges ." SFAS No. 151 requires that such items be recognized as current-period charges, regardless of whether they meet the criterion of so abnormal (an undefined term). This pronouncement also requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred in years beginning after June 15, 2005. The adoption of SFAS No. 151 by the Company is not expected to have a material effect on the consolidated operations of Telzuit Medical Technologies, Inc.

Inventories are stated at the lower of cost or market determined using the first-in, first-out (FIFO) basis, or market. As of December 31, 2005 the Company's inventory consisted of raw materials and supplies valued at $59,465.

NONMONETARY TRANSACTIONS In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The FASB believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes this statement produces financial reporting that more faithfully represents the economics of the transactions. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS 153 shall be applied prospectively. Telzuit Medical has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

STOCK-BASED  COMPENSATION In December 2004, the FASB issued SFAS No.123 (revised
2004), "Share-Based Payment". SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. For public entities that file as small business issuers SFAS 123(R) is applicable as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Telzuit Medical evaluated the impact of the adoption of SFAS 123(R), and believes that the impact will be insignificant to the Company's overall results of operations and financial position.

3. GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses since our inception and have experienced and continue to experience negative cash flows from operations. Prior to the Share Exchange Agreement in May of 2005, wherein the Company acquired an operating company, the Company primarily used debt financing to fund its operations. In connection with the financings and Securities Purchase Agreements completed in May and June, the Company received total gross proceeds of approximately $4,256,860 from the issuance of convertible debentures and the private placement of its stock. The Company raised an additional $200,000 in August, as part of those financings, bringing the total gross proceeds to $4,456,860. However, due to unexpected expenses necessary to develop the Bio-Patch technology to the point of commercial viability, the Company does not have enough cash to continue operations at historical levels beyond the first calendar quarter of 2006. Short term, we will have to rely on external sources for funding to support immediate operating requirements. Until such time as we have positive cash flow on a monthly basis, the dependence on external capital will remain. Management believes that the Company will need to raise an additional $2,000,000 to continue our business for at least the next twelve (12) months.

Our plan of operation for the twelve-month period following the date of this quarterly report on Form 10-QSB is to continue marketing activities with respect to our Bio-Patch Wireless Holter Monitor, to continue product development activities with respect to our Bio-Patch sleep apnea device and Elderly Patient Wireless Monitoring System, and to continue our plans to own and operate medical clinics. We have budgeted $2,000,000 in cash costs for this twelve (12) month period.

As discussed above, we believe that our cash on hand will not be sufficient to cover these anticipated expenditures, and the Company will need to raise additional cash in the future as our current cash and working capital resources are depleted. We may seek to raise additional capital through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We also may seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. We currently do not have any binding commitments for, or readily available sources of, additional financing. We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.

4.  ACQUISITIONS

On December 8, 2005 Telzuit Medical Technologies, Inc. formed a wholly-owned operating subsidiary, Immediate Quality Care Clinics, Inc., to own and operate the walk-in medical clinics Telzuit Medical Technologies, Inc. plans to open in 2006. Pursuant to the formation agreement, on December 8, 2005

Telzuit Medical Technolgies, Inc. purchased all of the 100 issued and outstanding shares of Immediate Quality Care Clinics, Inc. for $100 dollars. In accordance with the formation Immediate Quality Care Clinics filed the necessary articles of incorporation with the Florida Division of Corporations. For financial reporting purposes Immediate Quality Care Clinics is treated as a wholly owned subsidiary with all of its operations reflected in the Consolidated Financial Statements of Telzuit Medical Technologies, Inc. as of December 31, 2005.

5. EQUITY TRANSACTIONS

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

On August 8, 2005 the Company entered into a definitive agreement with a healthcare marketing and communication company to provide marketing services. The agreement, with a term of twelve (12) months, will cover a broad range of services relating to marketing the BioPatch platform. The initial focus will be on launching the first marketing campaign for the BioPatch Wireless Holter Monitor, which the Company anticipates being available for use later this year. In addition, provider will help guide the Company with introducing and marketing the various other products that the Company intends to bring to market during 2006, including the BioPatch Wireless Cardiac Event Monitor. The anticipated total expenditures paid to provider during the term of the contract are estimated to be approximately $500,576. Of this amount the partners of provider agreed to accept fees amounting to $241,334 in the Company's S-8 stock. The total number of S-8 shares to be awarded by the Company in connection with this agreement is 60,633. The remaining balance of $259,242 is for reimbursable costs to be paid in two equal installments of $129,621 when incurred. It is the Company's policy to account for shares not issued in connection with agreements as stock payable.

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

In August 2005 the Company approved the issuance of 29,000 shares to employees and 45,000 to board members. The expense recognized related to the issuance of these shares was $166,750 and $258,750, respectively. The shares issued were the Company's Registered S-8 shares and were issued as compensation for services. All of the shares approved in August by the Board of Directors for employees and directors were issued in September 2005.

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

In September the Company authorized the cashless exercise of 388,888 of the Company's Class BD warrants for 345,616 shares of common stock. The Company still has 76,500 Class BD warrants outstanding as of September 30, 2005.

On September 21, 2005 the Company entered into a consulting agreement for marketing and promotional activities involved with the launch of the Company's product. The terms of the agreement establish the Company's S-8 Registered shares as compensation and require the issuance of 2,500 shares in September 2005, 2,750 in October 2005, 3,750 in November 2005, and 2,750 in December 2005.
The period of the agreement is from September 21, 2005 through December 31, 2005. Pursuant to the terms of an agreement entered into on the Company issued 11,750 of the Company's S-8 Registered shares as follows: 5,250 shares valued at $27,594 on November 17, 2005; 3,750 shares valued at $13,988 on November 30, 2005; and 2,750 shares valued at $6,069 on December 30, 2005. The Company recognized $33,463 and $14,188 of expense related to this agreement during the three month period ending December 31, 2005 and September 30, 2005, respectively. The consultant engaged to provide the services under this agreement is a shareholder and relative of one of the Company's officers.

In September 2005 the Company approved and issued 405,000 shares to employees and 10,000 to board members. The expense recognized related to issuance of these shares was $2,278,750 and $57,500, respectively. The shares issued were the Company's Registered S-8 shares and were issued as compensation for services.

In September the Company issued 30,000 shares to legal counsel as part of an agreement entered into on April 10, 2005. The expense recognized related to issuance of these shares was $40,546. The shares issued were the Company's Registered S-8 shares and were issued as compensation for services.

On October 10, 2005 the Company entered into an employment agreement with an individual to act as a medical director. The agreement is for a period of twelve
(12) months and provides for a weekly salary of two thousand dollars ($2,000) per week beginning in January 2006. Under terms of the agreement the individual was also to receive six thousand (6,000) of the Company's S-8 Registered shares. In addition to the six thousand S-8 Registered shares the agreement, at the discretion of the Company's Board of Directors, also provides for merit based salary increases and annual stock incentive bonuses. The shares payable pursuant to this agreement were issued as follows: 4,000 shares valued at $17,210 on November 30, 2005 and 2,000 shares valued at $4,414 on January 10, 2006. The Company recognized $21,624 of expense related to this agreement during the three month period ending December 31, 2005.

On October 10, 2005 the company entered into a consulting agreement to provide services related to the development of new projects. The terms of the agreement provide for services from October 10, 2005 through October 10, 2006. Under the terms of the agreement the Company is to issue 750 S-8 Registered shares per month beginning October 15, 2005. Pursuant to this agreement the Company issued 1,500 shares valued at $6,454 on November 30, 2005 and 750 shares valued at $1,655 on December 30, 2005. The Company recognized $8,109 of expense related to this agreement during the three month period ending December 31, 2005.

On October 11, 2005 the Company issued 25,000 shares to board members. The expense recognized by the Company related to the issuance of these shares was $115,625. The shares issued were the Company's Registered S-8 shares and were issued as compensation for services.

On November 8, 2005 the company entered into an agreement with a consultant to provide services related to the creation of a working prototype of the Company's Bio Patch product. The terms of the agreement provide for services from November 8, 2005 through December 31, 2005. Under the terms of the agreement the Company paid $10,000 on the execution of the agreement and is to provide 25,000 S-8 Registered shares and 25,000 five year warrants to buy the Company's stock at $2.50 once the project is completed. As of December 31, 2005 the project had not been completed and the shares and warrants related to this agreement had not been issued. On January 4, 2006 additional compensation of $20,000 was paid to the consultant for unexpected costs incurred related to the fulfillment of the agreement. During the three month period ending December 31, 2005 the Company recognized $97,240 of expense related to this agreement.

On November 10, 2005 the Company issued 30,000 shares to board members. The expense recognized relate to the issuance of these shares was $114,000. The shares issued were the Company's Registered S-8 shares and were issued as compensation for services.

On November 17, 2005, the Company amended an agreement entered into on May 25, 2005. The consulting agreement provides the Company with services related to the advisement, strategic planning and marketing as well as advisement on issues related to the Company becoming a publicly traded and reporting entity. Under the terms of the original agreement the Company was to issue 200,000 shares of the Company's restricted shares as compensation for services. Pursuant to the amendment the shares to be issued related to the agreement will now be 150,000 of the Company's restricted shares. The revaluation of the contract based on the date of modification resulted in a reduction of $448,750. The total expense to be recognized related to the contract will now be $551,250 rather than the $1,000,000 under the original agreement. As of December 31, 2005 the Company has recognized a total of $481,563 of the expense related to this agreement and will recognize the remaining $69,687 of expense over the remaining period of the contract. As of December 31, 2005 the Company has not issued the shares related to this agreement. It is the Company's policy to account for shares not issued in connection with agreements as stock payable.

On November 17, 2005, the Company entered into a consulting agreement with a service provider. The consulting agreement provides the Company with services related to the advisement, strategic planning and marketing as well as advisement on issues related to the Company becoming a publicly traded and reporting entity. The Consulting Agreement terminates ninety (90) days from the Effective Date. Pursuant to the terms of the agreement, on November 17, 2005 the Company issued 100,000 S-8 shares valued at $367,500 as compensation for services. The Company recognized $183,750 of expense related to this agreement during the three month period ending December 31, 2005.

On November 17, 2005, the Company entered into a consulting agreement with a service provider. The consulting agreement provides the Company with services related to the advisement, strategic planning and marketing as well as advisement on issues related to the Company becoming a publicly traded and reporting entity. The Consulting Agreement terminates ninety (90) days from the Effective Date. Pursuant to the terms of the agreement, on November 17, 2005 the Company issued 100,000 S-8 shares valued at $367,500 as compensation for services. The Company recognized $183,750 of expense related to this agreement during the three month period ending December 31, 2005.

On November 22, 2005 the Company authorized the cashless exercise of 1,170,744 of the Company's Class BD-B warrants for 1,010,515 shares of common stock. The Company still has 182,500 Class BD-B warrants outstanding as of December 31, 2005.

On December 13, 2005 the Company issued 30,000 shares to board members. On January 4, 2005 the Company issued 5,000 shares to a board member whose shares were not issued as part of the December 13, 2005 issuance. The expense recognized as a result of the both issuances was $117,250. The shares issued were the Company's Registered S-8 shares and were issued as compensation for services. It is the Company's policy to account for shares not issued in connection with agreements as stock payable.

6. COMMITMENTS & CONTINGENCIES

On August 6, 2005 Telzuit Medical Technologies, Inc. began incurring penalties in connection with the Series A Preferred agreement. Pursuant to the Series A Preferred Stock financing investors were given liquidated damages in the event the Company did not file an SB-2 Registration Statement within forty-five days after the date of Closing of the financing. Since the Company was unable to file its SB-2 within the allotted time frame the Company owes the investors 1.5% of the sum of the number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock into Common Stock, and the number of shares of Common Stock issuable upon exercise of the Class B Warrants originally issued and for each subsequent 30-day period, the company owes the investors an additional 1.5% until the SB-2 gets filed provided, however, in no event shall the maximum number of Class B Warrants issued pursuant to these liquidated damages exceed nine percent (9.0%) of the Common Stock issuable upon conversion of the Series A Preferred Stock and upon exercise of the Class B Warrants originally issued on the date of the Closing. To date, the Company owes investors liquidated damages equal to 4.5% which equates to 722,116 Class B Warrants.

In addition to the penalties listed above the Company has incurred additional penalties related to the Series A Preferred stock. Pursuant to the Series A Preferred Stock financing investors were given liquidated damages in the event the Company's SB-2 Registration Statement was not declared effective by the SEC within one hundred and twenty days after the date of Closing or one hundred and fifty days if the SEC has issued a full set of review comments. Since the Company has been unable to file its SB-2 the Company's SB-2 will not be declared effective before the Company will start incurring penalties. The liquidated damages pursuant to this section calls for investors to receive1.5% of the sum of the number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock into Common Stock, and the number of shares of Common Stock issuable upon exercise of the Class B Warrants originally issued and for each subsequent 30-day period, the company owes the investors an additional 1.5% until the SB-2 gets declared effective provided, however, in no event shall the maximum number of Class B Warrants issued pursuant to these liquidated damages exceed nine percent (9.0%) of the Common Stock issuable upon conversion of the Series A Preferred Stock and upon exercise of the Class B Warrants originally issued on the date of the Closing. To date, the Company owes investors liquidated damages equal to 7.5% which equates to 1,203,526 Class B Warrants.

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

As previously disclosed in the 10KSB filed for the year ended June 30, 2005, on June 7, 2005 the company entered into an assignment of rights agreement with the former officer and founder whereby the company agreed to pay $100,000 in four equal installments. As of December 31, 2005 the Company has made all the payments under this agreement.

As previously disclosed in the 10KSB filed for the year ended June 30, 2005, the Company entered into a five year agreement dated July 31, 2004 with an unrelated company to provide certain software to be used in the operation and delivery of the Company's product and service. Pursuant to the agreement the company recorded a liability of $97,032 for the three months ended September 30, 2005. On January 30, 2006 and February 10, 2006 the Company made the second and third payments of 80,000 Euro due under the terms of the contract, or $98,568 and $97,704 respectively.

On May 1, 2005, the Company assigned to Taylor Madison Holdings, Inc., and Taylor Madison Holdings, Inc. assumed, all rights and obligations under the MLB License Agreement. In addition, the Securities Purchase Agreement dated May 6, 2005 provides for indemnity for the company's previous officers from liabilities arising from the MLB License Agreement. MLB has not released the Company from the $60,000 liability associated with the MLB License Agreement as of December 31, 2005.

As previously disclosed in the 10KSB filed for the year ended June 30, 2005, the holders of the Series A Preferred shares are entitled to a dividend equal to ten percent (10%) payable semi-annually. The Company can pay the dividend (i) in cash; (ii) in kind, with (a) shares of Series A Convertible Preferred Stock and
(b)  Class  B  Warrants;  or  (iii)  in shares of registered Common Stock. As of
December 31, 2005 the holders of Series A Preferred shares are entitled to a dividend equal to $248,478.

During 2003 and 2004, the Board of Directors of the Company voted to rescind 26,198,010 Class A membership units and 1,738,500 Class B membership units which it believes were issued improperly for no consideration.

On November 17, 2005, the Company entered into a Financial Communications Services Agreement with a service provider to work directly with management on message development and implementing initiatives to build awareness of the Company among key financial audiences. The Services Agreement is for a term of six (6) months, commencing on November 18, 2005 and expiring on May 17, 2006. The Services Agreement shall automatically renew thereafter on a monthly basis unless either party provides the other party with sixty (60) days prior written notice of its intent to not so renew. Pursuant to the terms of the Services
Agreement, the service provider is entitled to receive compensation of $10,000 per month, payable on the first business day of each month.

On November 21, 2005, the Company entered into a lease for 1,518 sq. ft. of medical office space for a period of 5 years. The lease commits the Company to a net annual rental expense of $45,540 ($3,795 per month) plus additional rent equal to 1.42% of the landlords operating expenses, subject to annual adjustment not to be less than 4%, beginning with the second year. Upon execution of the lease the Company provided a deposit of seven months of rent equaling $33,321.

7. LEGAL PROCEEDINGS

There have been no new legal proceedings, and no material developments, during the quarter ended December 31, 2005. However, there have been procedural developments in Focused Strategies, Inc. v. Telzuit Technologies, LLC and
                                                  ------------------------------
Telzuit  Technologies,  Inc.,  which  proceeding  was previously reported in the
----------------------------
Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005. The Court has set a trial date for January 2007.

8. RELATED PARTY

On September 19, 2005 the Company entered into a six month consulting agreement with one of the Company's Board of Directors. Pursuant to the agreement the consultant will assist the company in developing, owning, and operating medical clinics. Under the terms of the agreement the consultant will receive $10,000 per month plus reasonable and necessary expenses incurred on behalf of the Company.

On September 21, 2005 the Company entered into a consulting agreement for marketing and promotional activities involved with the launch of the Company's product. The term of the agreement is from September 21, 2005 through December 31, 2005 and calls for the issuance of 11,750 of the Company's S-8 Registered shares as compensation. Pursuant to the terms of this agreement the Company issued 5,250 shares valued at $27,594 on November 17, 2005; 3,750 shares valued at $13,988 on November 30, 2005; and 2,750 shares valued at $6,069 on December 30, 2005. The Company recognized $33,463 and $14,188 of expense related to this agreement during the three month period ending December 31, 2005 and September 30, 2005, respectively. The consultant engaged to provide the services under this agreement is a shareholder and relative of one of the Company's officers.

9. SUBSEQUENT EVENTS

On January 4, 2006, the Company entered into a lease for 2,485 sq. ft. of medical office space for a period of 5 years commencing March 1, 2006. The lease commits the Company to a net annual rental expense of $39,213 ($3,268 per month) and additional operating costs estimated at $7,455 ($621 per month) for the first operating year, subject to annual adjustment, beginning with the second year. The Company provided a deposit of six months of rent equaling $20,881 and the first month's rent of $4,142 (base rent of $3,268 plus $621 the applicable share of additional rent) upon lease execution. Under terms of the lease the Company was given $43,438 ($17.48 per sq. ft.) for tenant improvements.

On January 23, 2006 the Company entered into a consulting agreement with a medical device engineer, to direct the development and launch of the Bio-Patch. Under terms of the agreement the consultant will provide the Company with a viable and saleable product and in return the Company will compensate the consultant in the following manner: $10,000 cash due February 1, 2006; $10,000 cash due March 1, 2006; $5,000 cash due April 1, 2006 plus additional cash of $25,000 and 60,000 S-8 shares if deliverable is achieved; $5,000 cash due May 1, 2006 plus additional cash of $10,000 and 40,000 S-8 shares if deliverable is achieved; 30,000 S-8 shares if deliverable is achieved by June 1, 2006 but no additional cash payments are required beyond May 1, 2006.

On January 26, 2006 the Company entered into a consulting agreement with a service provider to write, test, and debug software used in the Bio-Patch Holter Monitoring System. Under terms of the agreement the consultant is be compensated as follows: $140 per hour for the first 10 hours and then $110 per hour thereafter plus materials. Should the consultant complete the project on or before February 13, 2006 the Company will provide additional compensation in the form of 10,000 shares of the Company's S-8 registered shares. The Company estimates the total cost will not exceed $25,000 and a delivery date of February 20, 2006.

ITEM 2. MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

     The following discussion and analysis provides information which management of Telzuit Medical Technologies, Inc. (the "Company") believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report. Because of the nature of a relatively new and growing company, the reported results will not necessarily reflect future results of operation or financial condition.


CAUTIONARY  STATEMENT  REGARDING  FORWARD-LOOKING  STATEMENTS

     This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Forward-looking statements are often identified by words like: "believe," "expect," "estimate," "anticipate," "intend," "project" and similar expressions or words which, by their nature, refer to future events.

     In some cases, you can also identify forward-looking statements by terminology such as "may," "will," "should," "plans," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

OVERVIEW

     Telzuit Medical Technologies, Inc. is a development stage company focused on researching, developing and marketing ambulatory medical devices which monitor, measure, and record physiological signals generated by the body. Our initial product will be our "Bio-Patch Wireless Holter Monitor," a 12-lead, wireless Holter heart monitor which measures, records, and transmits physiological signals associated with a patient's cardiovascular system. The Bio-Patch is attached to a patient's chest and consists of electrodes that are imbedded in a disposable bandage-like strip. The Bio-Patch captures electrical impulses of the patient's heart and transmits this information to a cellular telephone-like device that the patient carries. This device measures and records the electrical activity of the patient's heart. Every two (2) to four (4) hours, the recorded information is sent through cellular telephone towers, frame relay systems and switching stations. Ultimately, the recorded heart activity information is received by a computer or other device through which cellular or satellite communications can be transmitted, and then evaluated by a physician. We are developing an intranet type of communication network through which heart activity data is transmitted and believe it will be useful in implementing other wireless monitoring devices. The Company hopes to introduce the Bio-Patch to the market during the second calendar quarter of 2006.

PRIOR  GOING  CONCERN;  DEVELOPMENT  STAGE  COMPANY

     In early 2005, the Company discontinued operations and became a shell company with no operations. On May 6, 2005, the Company entered into a Share Exchange Agreement with Telzuit Technologies, LLC. Pursuant to the Share
Exchange Agreement, the Company acquired all of the issued and outstanding capital stock of Telzuit Technologies, Inc. in exchange for 2,207,723 of the

Company's Series B Preferred Stock. By acquiring all of the issued and outstanding capital stock of Telzuit Technologies, Inc., the Company acquired certain know-how, trade secrets and other proprietary intellectual property rights relating to the development of ambulatory medical devices, including the Bio-Patch Wireless Holter Monitor (collectively referred to herein as the "Bio-Patch Technologies"). As a result of the closing of the transactions contemplated by the Share Exchange Agreement, including the 1-for-31 reverse stock split, the owners of Telzuit Technologies, LLC (including Donald Sproat,
James Tolan, and Michael Vosch, each officers of the Company) acquired approximately 70% of our voting capital stock, and our shareholders existing immediately prior to the closing held approximately 2.5% of our voting capital stock.

     We currently are a development stage company under the provisions of SFAS No. 7, and have negative cash flows from operations and no current established source of revenue. We do not anticipate that we will start selling our initial product until some time during the second calendar quarter of 2006. The foregoing matters had raised substantial doubt about the ability of our Company to continue as a going concern. Based on unanticipated expenses necessary to develop the Bio-Patch technology to the point of commercial viability, the Company does not have enough cash to continue operations at historical levels beyond the first calendar quarter of 2006. Although the Company recently completed financings in May, June and August of 2005 for an aggregate of $4,456,860, management believes that the Company will need to raise an additional $2,000,000 to continue our business for at least the next twelve (12) months. Telzuit Technologies, LLC has incurred losses since inception. See "Liquidity And Capital Resources" below.

     RECENT  EVENTS

     On January 23, 2006, the Company retained the services of consultant Larry Goff, a medical device engineer, to direct the development and launch of the Bio-Patch.

     On January 11, 2006, the Board of Directors of the Company named Kenneth Adams to serve as a director of the Company. Mr. Adams will serve as a Class III Director, with term expiring in 2006.

     On January 4, 2006, the Company entered into an agreement to lease space for a walk-in medical clinic. Previously, on November 21, 2005, the Company leased space for its first walk-in clinic. The Company has executed related agreements for work necessary to prepare both locations for operation as medical clinics. The Company is currently involved in negotiations to lease space at a third location.

     On December 8, 2005, the Company formed a wholly-owned operating subsidiary, Immediate Quality Care Clinics, Inc., a Florida corporation, to own and operate the walk-in medical clinics that the Company plans to open in 2006.

     On November 17, 2005, the Company entered into a Financial Communications Services Agreement with Brainerd Communicators, Inc. ("Brainerd"), pursuant to which Brainerd will work directly with management on message development and implementing initiatives to build awareness of the Company among key financial audiences.

     On November 17, 2005, the Company retained Mark L. Baum and James B. Panther to provide consulting services relating to management advisement, strategic planning and marketing in connection with the business, and advisory and consulting related to the Company becoming a publicly traded and reporting company.

     On October 10, 2005, the Company entered into an employment agreement with Ronald Earl Breininger, Jr., M.D., pursuant to which Mr. Breininger is to serve as the Company's Medical Director. Mr. Breininger will supervise the training of the Company's medical employees; develop and approve standard procedures and protocols; participate as a member of the Company's medical advisory board; report to the appropriate governmental entities regarding Medicare and Medicaid; and meet with management and health care professionals to review the Company's products, services, and quality improvement.

     On September 21, 2005, the Company entered into a consulting agreement with Thomas Sproat for marketing and promotional activities in connection with the launch of the Company's initial product. Thomas Sproat is the brother of Don Sproat, the Company's Chief Executive Officer and a director.

     On September 19, 2005, the Company entered into an agreement with Warren Stowell, a director of the Company, for consulting services related to the Company's plan to develop, own and operate medical clinics. Mr. Stowell has more than twenty-three years of experience in the private and public health care industry.

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

     In operation, the Bio-Patch will be used in conjunction with the Bio-Patch System, which includes a cellular telephone device (commonly referred to as a "PDA") capable of recording the data transmitted from our Bio-Patch. The testing we have conducted and relied upon from independent sources has lead us to believe that a properly designed PDA device is capable of recording information transmitted from our Bio-Patch. We, therefore, intend to acquire the Bio-Patch System from manufacturers of PDAs, modify these devices physically and equip them with software to permit the transmission of heart activity received from the Bio-Patch.

     We have designed a communication system as an intranet through which data collected by the Bio-Patch can be transmitted through any form of cellular technology. Information transmitted by each Bio-Patch System will be routed through cellular towers to a switching station maintained at our corporate offices in Orlando, Florida. We have licensed computer software that will monitor the heart activity of patients wearing our Bio-Patch. This software, which has been developed by Philips Medical and other medical service providers, can detect irregular heart activity. The Company is currently training personnel in the operation of the communication system.

     Patients using the Bio-Patch will be able to move around freely while data is collected and sent in near-real time from the PDA to the monitoring center. At the conclusion of the recording period, the patient returns the Bio-Patch to the cardiologist. The patient's information, having been sent via cell phone to the monitoring center, is then analyzed by the Philips' algorithm. After the prescribing period, the physician is able to access the patient information via secure web portal and download raw data and a report. The physician then interprets all of the information available to him or her to make a diagnosis. The Bio-Patch System is entirely diagnostic and is not intended to be a life-saving device.

     In December 2005, we demonstrated a working prototype of the Bio-Patch Wireless Holter Monitor at the Company's Medical Advisory Board meeting in Washington, D.C. During the demonstration, cardiac data was transmitted from the wireless Bio-Patch to the accompanying PDA, and then transferred wirelessly back to the Company's data center in Orlando, Florida. The data was then processed using the Company's IBM hardware and software and Philips software algorithm to create a full, clinical quality 12-lead ECG. The Company is continuing to develop the software needed to automate transmission of the cardiac data and develop the Bio-Patch technology to the point of commercial viability. Mr. Larry Goff was retained by the Company on January 25, 2006 to oversee the final development of all necessary items associated with the Bio-Patch Holter
Monitoring  System  to  the  point  of  commercial  viability.

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

     ELDERLY  PATIENT  WIRELESS  MONITORING  SYSTEM

     The Company has patented a long-term monitoring device which utilizes the proprietary Bio-Patch design (the "Elderly Patient Wireless Monitor"). The Elderly Patient Wireless Monitor is designed primarily for use by patients in nursing homes and other assisted-living facilities. This product will be used to measure basic biometric data on patients and will also be able to alert staff if a patient has fallen. The patient's data is relayed to both a PDA and a centralized computer monitor to allow the patient's caregivers to monitor the patient with greater accuracy and efficiency. The Company hopes to have this product to market by the end of 2006.

     MEDICAL  CLINICS

     The Company has identified key personnel who possess expertise in owning, operating and building medical clinics, and has decided to build on this expertise, as well as the Company's prime location in Central Florida, to launch a walk-in medical clinic business unit. The Company believes that expanding its current business plan to include the operation of medical clinics may generate positive operating results and a positive cash flow. The Company hopes to create and take advantage of a synergy among the Company's medical clinics, the Bio-Patch and the pharmaceutical companies and their chosen Clinical Research Organizations.

     In September 2005, in furtherance of this plan, the Company entered into a consulting agreement with Warren Stowell, a director of the Company, who has experience in the private and public health care industry. In addition, on November 21, 2005, the Company leased space for its first walk-in clinic. On January 4, 2006, the Company signed an agreement to lease space for a second location. We are currently in the process of obtaining all requisite approvals and licenses to operate medical clinics at these locations. The Company hopes to have both locations fully operational by the end of the second calendar quarter of 2006. On December 8, 2005, the Company formed Immediate Quality Care Clinics, Inc., a Florida corporation and wholly-owned operating subsidiary of the Company, which will own and operate the walk-in medical clinics.

RESULTS  OF  OPERATIONS

The following discussion and analysis sets forth the major factors that affect the Company's results of operations and financial condition reflected in the unaudited financial statements for the three-month period ended December 31, 2005 and the six-month period ended December 31, 2005. This discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements contained herein and notes attached thereto.

Historical financial information presented is that of Telzuit Technologies, LLC, the legal acquirer of Telzuit Medical Technologies, Inc. pursuant to the Share Exchange Agreement.

COMPARISON OF HISTORICAL RESULTS - QUARTER ENDED DECEMBER 31, 2005 AND QUARTER ENDED DECEMBER 31, 2004

REVENUES. Overall net revenues for the quarter ended December 31, 2005 were $0, as compared to overall net revenues of $0 for the quarter ended December 31, 2004. In May 2005, the Company acquired Telzuit Technologies, Inc. and changed its focus to the development of ambulatory medical devices.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consisted of payroll and related expenses for executive, accounting and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses for the quarter ended December 31, 2005 were $2,072,330, as compared to general and administrative expenses of $115,700 for the quarter ended December 31, 2004. These general and administrative costs have increased as our activity levels have increased in connection with the decision to change our business from a shell company to an operating company.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenditures for the quarter ended December 31, 2005 were $147,002, as compared to research and development expenditures of $83,292 for the quarter ended December 31, 2004. These research and development expenses have increased due to unanticipated expenses necessary to develop the Bio-Patch technology to the point of commercial viability.

NET INCOME (LOSS). The net loss for the quarter ended December 31, 2005 was $2,207,748, as compared to a net loss of $198,967 for the quarter ended December 31, 2004. The increase in net loss is primarily due to (i) unanticipated delays and expenses in developing the Bio-Patch technology to the point of commercial viability, and (ii) the issuance of stock to service providers for services rendered.

COMPARISON OF HISTORICAL RESULTS - SIX MONTHS ENDED DECEMBER 31, 2005 AND SIX MONTHS ENDED DECEMBER 31, 2004

REVENUES. Overall net revenues for the six months ended December 31, 2005 were $0, as compared to overall net revenues of $0 for the six months ended December 31, 2004. In May 2005, the Company acquired Telzuit Technologies, Inc. and changed its focus to the development of ambulatory medical devices.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consisted of payroll and related expenses for executive, accounting and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses for the six months ended December 31, 2005 were $6,243,860, as compared to general and administrative expenses of $401,533 for the six months ended December 31, 2004. These general and administrative costs have increased as our activity levels have increased in connection with the decision to change our business from a shell company to an operating company.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenditures for the six months ended December 31, 2005 were $177,278, as compared to research and development expenditures of $165,770 for the six months ended December 31, 2004. These research and development expenses have increased due to unanticipated expenses necessary to develop the Bio-Patch technology to the point of commercial viability.

NET INCOME (LOSS). The net loss for the six months ended December 31, 2005 was $7,313,925, as compared to a net loss of $566,953 for the six months ended December 31, 2004. The increase in net loss is primarily due to (i) unanticipated delays and expenses in developing the Bio-Patch technology to the point of commercial viability, and (ii) the issuance of stock to service providers for services rendered.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Prior to the Share Exchange Agreement in May of 2005, wherein the Company acquired an operating company, the Company primarily used debt financing to fund its operations. In connection with the financings and Securities Purchase Agreements completed in May and June, the Company received total gross proceeds of approximately $4,256,860 from the issuance of convertible debentures and the private placement of its stock. The Company raised an additional $200,000 in August, as part of those financings, bringing the total gross proceeds to $4,456,860. However, due to unexpected expenses necessary to develop the Bio-Patch technology to the point of commercial viability, the Company does not have enough cash to continue operations at historical levels beyond the first calendar quarter of 2006. Short term, we will have to rely on external sources for funding to support immediate operating requirements. Until such time as we have positive cash flow on a monthly basis, the dependence on external capital will remain. Management believes that the Company will need to raise an additional $2,000,000 to continue our business for at least the next twelve (12) months.

     Our plan of operation for the twelve-month period following the date of this quarterly report on Form 10-QSB is to continue marketing activities with respect to our Bio-Patch Wireless Holter Monitor, to continue product development activities with respect to our Bio-Patch sleep apnea device and Elderly Patient Wireless Monitoring System, and to continue our plans to own and operate medical clinics. We have budgeted $2,000,000 in cash costs for this twelve (12) month period.

     As discussed above, we believe that our cash on hand will not be sufficient to cover these anticipated expenditures, and the Company will need to raise additional cash in the future as our current cash and working capital resources are depleted. We may seek to raise additional capital through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We also may seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. We currently do not have any binding commitments for, or readily available sources of, additional financing. We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

OFF-BALANCE  SHEET  ARRANGEMENTS

     We have no off-balance sheet arrangements.

CRITICAL  ACCOUNTING  POLICIES

     Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 2, Significant Accounting Policies, contained in the explanatory notes to our unaudited financial statements for the three months and six months ended December 31, 2005 contained in this Quarterly Report on Form 10-QSB. On an on-going basis, we evaluate our estimates, including those related to reserves, deferred tax assets and valuation allowance, impairment of long-lived assets, fair value of equity instruments issued to consultants for services and estimates of costs to complete contracts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

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

     Changes in Internal Control Over Financial Reporting

     During the quarter ended December 31, 2005, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II      OTHER  INFORMATION

ITEM 1. LEGAL  PROCEEDINGS

     There have been no new legal proceedings, and no material developments, during the quarter ended December 31, 2005. However, there have been procedural developments in Focused Strategies, Inc. v. Telzuit Technologies, LLC
                           -----------------------------------------------------
and  Telzuit Technologies, Inc., which proceeding was previously reported in the
-------------------------------
Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005. The court has set a trial date for January 2007.

ITEM 2. UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

Unregistered Sales of Equity Securities

     On November 8, 2005, the Company entered into an agreement with a consultant to provide services related to the creation of a working prototype of the Company's Bio-Patch technology. The terms of the agreement provide for services from November 8, 2005 through December 31, 2005. As partial compensation for services rendered under the agreement, the Company agreed to issue, upon completion of the work, warrants entitling the consultant to purchase, in the aggregate, 25,000 shares of the Company's common stock, par value $.001 per share, at an exercise price of $2.50 per share. The issuance of the securities was deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.

     On August 18, 2005, the Company entered into an agreement for financial advising services related to a single transaction. Pursuant to the agreement, the Company has agreed to issue 12,500 restricted shares of the Company's common stock, par value $.001 per share, as compensation for services rendered. The issuance of the securities was deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.

Issuer Purchases of Equity Securities

     The Company did not repurchase any equity securities during the second fiscal quarter ended December 31, 2005.

ITEM 3. DEFAULTS  UPON  SENIOR  SECURITIES

None.

ITEM 4. SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None.

ITEM 5. OTHER  INFORMATION

     On January 11, 2006, the Board of Directors of the Company elected Kenneth Adams to serve as a Class III Director of the Company's Board of Directors, with term expiring in 2006. There was no arrangement or understanding between Mr. Adams and any other person(s) pursuant to which Mr. Adams was selected as a director.


ITEM 6. EXHIBITS

        No.    Exhibit
       ----    -------

    ** 31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 3, 2006.

    ** 32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 3, 2006.

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


                        Telzuit  Medical  Technologies,  Inc.
                        -------------------------------------
                                   (Registrant)


Dated:  March 6,  2006     By:  /s/ Donald Sproat
                                ------------------------------------------
                                Donald  Sproat
                                President,  Chief  Executive  Officer  and
                                Chief  Financial  Officer