Form 10-K/A
period 2004-06-30
Telzuit Medical Technologies, Inc.
filed 2006-03-30
CIK 1093837

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2006.

                              Telzuit  Medical  Technologies,  Inc.


                              By:  /s/ Warren D. Stowell
                                   ------------------------------------------
                                   Warren D. Stowell
                                   President,  Chief  Executive  Officer  and
                                   acting Chief  Financial  Officer