Form 10QSB
period 2006-03-31
Telzuit Medical Technologies, Inc.
filed 2006-05-22
CIK 1093837

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-15034

Telzuit Medical Technologies, Inc.

(Exact name of Registrant as specified in its charter)

Florida	01-0656115
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

5422 Carrier Drive Suite 306 Orlando, FL	32819
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (407) 354-1222

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The Registrant had 31,218,717 shares of Common Stock, par value $.001 per share, outstanding as of March 31, 2006.

		PAGE
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	Consolidated Balance Sheets As of March 31, 2006 (unaudited) and June 30, 2005 (audited)	2

	Consolidated Statements of Operations Three and Nine Months ended March 31, 2006 (unaudited) and March 31, 2005 (unaudited) and from Inception April 1, 2000 to March 31, 2006 (unaudited)	3

	Consolidated Statements of Cash Flows Nine Months ended March 31, 2006 (unaudited) and March 31, 2005 (unaudited) and from Inception April 1, 2000 to March 31, 2006 (unaudited)	4

	Notes to Consolidated Financial Statements	5

Item 2	Management’s Discussion and Analysis or Plan of Operation	23

Item 3	Controls and Procedures	29

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	29

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3	Defaults Upon Senior Securities	30

Item 4	Submission of Matters to a Vote of Security Holders	30

Item 5	Other Information	30

Item 6	Exhibits	30

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Telzuit Medical Technologies, Inc.

(A Development Stage Company)

As of March 31, 2006 (unaudited) and June 30, 2005 (audited)

and for the Three and Nine months ended March 31, 2006 and 2005 (unaudited)

and the Period April 1, 2000 (Date of Inception) through

March 31, 2006 (unaudited)

Telzuit Medical Technologies, Inc. and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Balance Sheet

	March 31, 2006	June 30, 2005
	(unaudited)	(audited)
ASSETS

Current assets:

Cash	$67,418	$2,351,794

Other current assets
Inventory	65,751	3,126
Vendor merchandise credit	32,700	32,700
Prepaid professional fees	160,239	1,198,920
Other	0	352,573

Total other current assets	258,690	1,587,319

Total current assets	326,108	3,939,113

Property and equipment, net of accumulated depreciation of $56,912 and $34,667, respectively	760,639	551,231

Intangible assets, net of accumulated amortization of $0	66,002	60,962

Other assets:
Licensed software	333,426	113,690
Other	58,963	371,971

Total other assets	392,389	485,661

Total assets	$1,545,138	$5,036,967

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$197,737	$33,813
Accrued expenses	205,176	176,700

Total current liabilities	402,913	210,513

Long-term liabilities:
10% convertible debentures	—	144,829
Other	64,705	—

Total Long-term liabilities	64,705	144,829

Total liabilities	467,617	355,342

Stockholders’ equity:

Series “A” convertible preferred stock, $0.001 par value; 7,700,000 shares authorized; 4,874,170 and 2,786,619 shares issued and outstanding as of March 31, 2006 and June 30, 2005, respectively.	4,875	2,787

Series “B” convertible preferred stock, $0.001 par value; 2,300,000 shares authorized; 0 and 2,258,306 shares issued and outstanding as of March 31, 2006 and June 30, 2005, respectively.	0	2,259

Common stock, $0.001 par value; 100,000,000 shares authorized; 31,218,717 and 947,695 shares issued and outstanding as of March 31, 2006 and June 30, 2005, respectively.	31,220	948

Stock subscribed	0	413,000

Stock payable	1,782,646	1,962,826

Additional paid in capital	12,376,512	6,597,224

Deficit accumulated during development stage	(13,117,732)	(4,297,419)

Total shareholders’ equity	1,077,521	4,681,625

Total liabilities and shareholders’ equity	$1,545,138	$5,036,967

The accompanying notes are an integral part of the financial statements.

Telzuit Medical Technologies, Inc. and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Operations

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,		From Inception April 1, 2000 to March 31, 2006
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$—	$—	$—	$—	$—

Research and development costs	158,961	61	336,240	165,831	1,214,982
General and administrative expenses	1,350,818	393,291	7,594,677	794,824	10,867,090

Loss before other income (expense)	(1,509,779)	(393,352)	(7,930,917)	(960,655)	(12,082,072)
Other income (expense)
Interest income	3,391	324	26,465	674	40,706
Interest expense	—	—	(915,861)	—	(1,076,366)

Loss before provision for income taxes	(1,506,388)	(393,028)	(8,820,313)	(959,981)	(13,117,732)
Provision for income taxes	—	—	—	—	—

Net loss	$(1,506,388)	$(393,028)	$(8,820,313)	$(959,981)	$(13,117,732)

Series A Preferred Stock Dividend	(371,884)	—	(371,884)	—	(371,884)

Net loss attributable to Common Shareholders	$(1,878,273)	$(393,028)	$(9,192,197)	$(959,981)	$(13,489,617)

Basic and diluted loss per share	$(0.06)	$(0.43)	$(0.37)	$(1.52)

Weighted average shares outstanding basic and diluted	30,871,256	916,158	24,556,794	630,902

The accompanying notes are an integral part of the financial statements.

Telzuit Medical Technologies, Inc. and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended March 31,		April 1, 2000 (Inception) to March 31, 2006
	2006	2005
	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:

Net loss	$(8,820,313)	(959,981)	$(13,117,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	22,245	14,755	56,912
Stock issued as compensation	3,408,260	13,360	4,159,740
Debt issuance costs	367,340	—	367,340
Amortization of discount on convertible debenture	915,861	—	1,060,690
Amortization of stock issuance costs	1,616,264	—	1,616,264
Loss on disposal of assets	—	—	15,878
Inventory	(62,625)	27,700	(65,751)
Other current assets	8,298	(26,722)	(32,700)
Other assets	(54,332)	92,738	(310,932)
Accounts payable	199,191	52,808	233,004
Accrued expenses	19,152	(51,581)	(45,527)
Other liabilities	64,705	—	64,705

Subtotal of adjustments	6,504,357	123,058	7,119,622

Net cash used for operating activities	(2,315,956)	(836,923)	(5,998,109)

Cash flows from investing activities:

Purchase of property and equipment	(231,653)	(5,734)	(822,569)
Investment in intangible assets	(199,775)	(113,690)	(260,737)

Net cash used for investing activities	(431,428)	(119,424)	(1,083,306)

Cash flows from financing activities:

Proceeds from issuance of convertible debenture	—	—	1,057,250
Costs of raising capital	(30,000)	—	(30,000)
Proceeds from related party	—	2,400	10,500
Repayment of note payable to related party	—	—	(85,500)
Proceeds from sale of shares	493,008	772,181	6,196,584

Net cash provided by financing activities	463,008	774,581	7,148,834

Net (decrease) increase in cash	(2,284,376)	(181,766)	67,418

Cash at beginning of year	2,351,794	252,956	—

Cash at end of year	$67,418	$71,190	$67,418

Supplemental schedule of non-cash investing and financing activities:

Liabilities assumed in acquisition of shell	$—	$—	$306,553
Receivables recorded for stock issued subsequent to year end.	—	—	344,275
Prepaid expenses incurred with the issuance of stock	527,584	—	1,955,560
Discount for beneficial conversion feature associated with 10% convertible debentures	—	—	1,057,250
Conversion of 10% debentures to Series A Preferred	1,076,366	—	1,076,366
Accrued expense related to licensed software	25,000	—	25,000
Costs of raising capital	20,000	—	20,000
Costs incurred with the issuance of stock	51,267	—	51,267

Total non-cash investing and financing transactions	$1,700,217	$—	$4,836,271

The accompanying notes are an integral part of the financial statements.

Telzuit Medical Technologies, Inc.

(A Development Stage Company)

As of March 31, 2006 (unaudited) and June 30, 2005 (audited)

and for the Three and Nine months ended March 31, 2006 and 2005 (unaudited)

and the Period April 1, 2000 (Date of Inception) through

March 31, 2006 (unaudited)

1. FINANCIAL STATEMENTS

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended March 31, 2006 and 2005 and the Period April 1, 2000 (Date of Inception) through March 31, 2006, (b) the financial position at March 31, 2006, and (c) cash flows for the nine month period ended March 31, 2006 and 2005, and the Period April 1, 2000 (Date of Inception) through March 31, 2006, have been made.

The unaudited condensed consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended June 30, 2005. The results of operations for the three and nine month period and the cash flows for the nine month period ended March 31, 2006 and 2005 is not necessarily indicative of those to be expected for the entire year.

2. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates—These financial statements have been prepared in accordance with generally accepted accounting principles of the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications— Certain minor reclassifications were made to the June 30, 2005 financial statements to conform to the classifications used in the March 31, 2006 financial statements.

Net Loss Per Share—We use SFAS No. 128, “Earnings Per Share” for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

The company did not have the information readily available and has been characterized as a development stage company for the entire period, “From Inception, April 1, 2000 to March 31, 2006”, therefore it has omitted the basic and diluted per share calculation. The convertible Preferred Stock, Options and Warrants outstanding at all periods were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive. The amount of Series A Preferred and warrants excluded from the computation for the three and nine months ended March 31, 2006 were 8,123,617 and 10,605,276, respectively. The company had no other anti-dilutive securities outstanding as of March 31, 2006.

Telzuit Medical Technologies, Inc.

(A Development Stage Company)

As of March 31, 2006 (unaudited) and June 30, 2005 (audited)

and for the Three and Nine months ended March 31, 2006 and 2005 (unaudited)

and the Period April 1, 2000 (Date of Inception) through

March 31, 2006 (unaudited)

Software - Under the provisions of Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” (SOP 98-1) the Company capitalizes costs associated with customized internal-use software systems that have reached the application stage and meet recoverability tests. Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related expenses for employees who are directly associated with the applications. In addition, the Company capitalizes costs incurred for enhancements or modifications to the software that result in additional functionality to the software’s performance. Capitalized costs are amortized using the straight-line method over the shorter of the term of the related client agreement, if such development relates to a specific outsource client, or the software’s estimated useful life, ranging from two to five years. Capitalized internal use software costs of $32,750 and $0 are included in property and equipment in the accompanying balance sheets as of March 31, 2006 and June 30, 2005, respectively.

Foreign Currency Translation – The financial statements of the Company are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Gains or losses resulting from foreign currency transactions are included in results of operations.

Statement of Financial Accounting Standards No. 52 is used to determine the timing of the recognition of income or expense resulting from foreign exchange rate changes for transactions denominated in a currency other than a functional currency. As of March 31, 2006 the Company had two agreements denominated in a currency other than the United States dollar. Transaction gains and losses related to these agreements are included in “other income” on the statements of operations. The Company has not had to recognized any transaction gains or losses on any of its agreements during the three and nine month period ending March 31, 2006.

Inventories – In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. In Chapter 4 of ARB 43, paragraph 5 previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges….” SFAS No. 151 requires that such items be recognized as current-period charges, regardless of whether they meet the criterion of so abnormal (an undefined term). This pronouncement also requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred in years beginning after June 15, 2005. The

Telzuit Medical Technologies, Inc.

(A Development Stage Company)

As of March 31, 2006 (unaudited) and June 30, 2005 (audited)

and for the Three and Nine months ended March 31, 2006 and 2005 (unaudited)

and the Period April 1, 2000 (Date of Inception) through

March 31, 2006 (unaudited)

Company’s current inventory consists of raw materials and supplies on hand which will be used by a third-party to manufacture the Company’s product. The Company has not incurred any abnormal expenses related to this inventory during the three and nine month periods ending March 31, 2006.

Inventories are stated at the lower of cost or market determined using the first-in, first-out (FIFO) basis, or market. As of March 31, 2006 the Company’s inventory consisted of raw materials and supplies valued at $65,751.

Nonmonetary Transactions – In December 2004, the FASB issued SFAS No.153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The FASB believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes this statement produces financial reporting that more faithfully represents the economics of the transactions. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS 153 shall be applied prospectively. Telzuit Medical has not entered into any nonmonetary asset exchanges during the three and nine month periods ending March 31, 2006.

Stock-Based Compensation – In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment”. SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business

Telzuit Medical Technologies, Inc.

(A Development Stage Company)

As of March 31, 2006 (unaudited) and June 30, 2005 (audited)

and for the Three and Nine months ended March 31, 2006 and 2005 (unaudited)

and the Period April 1, 2000 (Date of Inception) through

March 31, 2006 (unaudited)

issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. For public entities that file as small business issuers SFAS 123(R) is applicable as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

It is the Company’s policy to value share based agreements at the fair value of the equity instruments issued or the fair value of goods or services received. In instances where shares were issued as compensation the Company uses the average price, the high and low price for the day, on the measurement date to value the agreement. In cases where warrants were issued the Company selected to use the Black-Scholes Option Pricing model, using a historical volatility rate of 259.12% and a discount rate of 4.64%, to calculate the fair value of the warrants.

Derivative Financial Instruments

Occasionally the Company enters into contracts with vendors and suppliers where settlement is in the Company’s S-8 registered stock. Pursuant to Emerging Issues Task Force (“EITF”) 00-19 if performance has occurred and the contract does not permit for settlement in unregistered securities it is assumed the company will be required to settle the contract in cash. Accordingly, we are required to classify these contracts as liabilities measured at fair value, until such time as the shares are settled, with changes in fair value reported in the Company’s Statement of Operations. The Company uses the average price, the high and low price for the day, to calculate the fair value of the liability associated these contracts. As of March 31, 2006 the Company had one contract classified as a liability under EITF 00-19.

3. GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses since our inception and have experienced and continue to experience negative cash flows from operations. In addition, we have a negative working capital deficiency of $76,805 as of March 31, 2006. Prior to the Share Exchange Agreement in May of 2005, wherein the Company acquired an operating company, the Company primarily used debt financing to fund its operations. In connection with the financings and Securities Purchase Agreements completed in May and June, the Company received total gross proceeds of approximately $4,256,860 from the issuance of convertible debentures and the private placement of its stock. The Company raised an additional $200,000 in August, as part of those financings, bringing the total gross proceeds to $4,456,860. However, due to unexpected expenses necessary to develop the Holter Monitor technology to the point of commercial viability, the Company does not have enough cash to continue operations at historical levels beyond the May 31, 2006. Short term, we will have to rely on external sources for funding to support immediate operating requirements. Until such time as we have positive cash flow on a monthly basis, the dependence on external capital will remain. Management believes that the Company will need to raise an additional $2,000,000 to continue our business for at least the next twelve (12) months.

Telzuit Medical Technologies, Inc.

(A Development Stage Company)

As of March 31, 2006 (unaudited) and June 30, 2005 (audited)

and for the Three and Nine months ended March 31, 2006 and 2005 (unaudited)

and the Period April 1, 2000 (Date of Inception) through

March 31, 2006 (unaudited)

Our plan of operation for the twelve-month period following the date of this quarterly report on Form 10-QSB is to continue marketing activities with respect to our Wireless Holter Monitor, to continue product development activities with respect to our Sleep Apnea device and Elderly Patient Wireless Monitoring System, and to continue our plans to own and operate medical clinics. We have budgeted $2,000,000 in cash costs for this twelve (12) month period.

As discussed above, we believe that our cash on hand will not be sufficient to cover these anticipated expenditures, and the Company will need to raise additional cash in the future as our current cash and working capital resources are depleted. We may seek to raise additional capital through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We also may seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. We currently do not have any binding commitments for, or readily available sources of, additional financing. We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

4. ACQUISITIONS

On December 8, 2005 Telzuit Medical Technologies, Inc. formed a wholly-owned operating subsidiary, Immediate Quality Care Clinics, Inc., to own and operate the walk-in medical clinics Telzuit Medical Technologies, Inc. plans to open in 2006. Pursuant to the formation agreement, on December 8, 2005 Telzuit Medical Technologies, Inc. purchased all of the 100 issued and outstanding shares of Immediate Quality Care Clinics, Inc. for $100 dollars. In accordance with the formation Immediate Quality Care Clinics filed the necessary articles of incorporation with the Florida Division of Corporations. For financial reporting purposes Immediate Quality Care Clinics is treated as a wholly owned subsidiary with all of its operations reflected in the Consolidated Financial Statements of Telzuit Medical Technologies, Inc. as of March 31, 2006.

5. EQUITY TRANSACTIONS

On July 12, 2005 all $1,076,367 of the 10% convertible debentures outstanding as of June 30, 2005 were converted into 1,614,551 Series A Preferred shares. Pursuant to the Securities Purchase Agreement, the Registrants on July 12, 2005, issued 1,614,551 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), and (b) a Class B Warrant entitling the Holder of the Series A Convertible Preferred Stock to purchase 2,690,918 shares of the Registrant’s Common Stock at an exercise price of $.80 per share on a post reverse stock split basis (the “Series A Financing”). The Series A Preferred Stock converts into the Registrant’s Common Stock at a price of $.60 per share on a post reverse stock split basis of Common Stock. The Series A Preferred Stock and Class B Warrant were issued to institutional or accredited investors (the “Holder”). The Class B Warrant is exercisable by the Holder at any time before the date five (5) years from the date of issuance.

Telzuit Medical Technologies, Inc.

(A Development Stage Company)

As of March 31, 2006 (unaudited) and June 30, 2005 (audited)

and for the Three and Nine months ended March 31, 2006 and 2005 (unaudited)

and the Period April 1, 2000 (Date of Inception) through

March 31, 2006 (unaudited)

On July 12, 2005, Telzuit Medical Technologies, Inc. received $413,000 of the stock subscribed as of June 30, 2005. Pursuant to the Securities Purchase Agreement, the Registrant on July 14, 2005, issued 413,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), and (b) a Class B Warrant entitling the Holder of the Series A Convertible Preferred Stock to purchase 688,334 shares of the Registrant’s Common Stock at an exercise price of $.80 per share on a post reverse stock split basis (the “Series A Financing”). The Series A Preferred Stock converts into the Registrant’s Common Stock at a price of $.60 per share on a post reverse stock split basis of Common Stock. The purchase price paid to the Registrant in connection with the Series A Preferred Financing that closed on August 23, 2005 was $413,000. The Series A Preferred Stock and Class B Warrant were sold to an institutional or accredited investor (the “Holder”). The Class B Warrant is exercisable by the Holder at any time before the date five (5) years from the date of issuance.

On August 8, 2005 the Company entered into a definitive agreement with a healthcare marketing and communication company to provide marketing services. The agreement, with a term of twelve (12) months, will cover a broad range of services relating to marketing the Holter monitoring platform. The initial focus will be on launching the first marketing campaign for the Wireless Holter Monitor, which the Company anticipates being available for use later this year. In addition, provider will help guide the Company with introducing and marketing the various other products that the Company intends to bring to market during 2006, including the Wireless Cardiac Event Monitor. The anticipated total expenditures paid to provider during the term of the contract are estimated to be approximately $500,576. Of this amount the partners of provider agreed to accept fees amounting to $241,334 in the Company’s S-8 stock. The total number of S-8 shares to be awarded by the Company in connection with this agreement is 60,633. The remaining balance of $259,242 is for reimbursable costs to be paid in two equal installments of $129,621 when incurred. On November 18, 2005 the Company made the first of the two installments for $129,621. It is the Company’s policy to account for shares not issued in connection with agreements as stock payable. The Company has recognized $60,334 and $290,511 of expense related to this contract for the three and nine month periods ending March 31, 2006, respectively.

On August 18, 2005 the Company entered into an agreement for professional services related to a single transaction. Pursuant to the agreement the Company is to issue 12,500 of the Company’s restricted shares as compensation for $67,813 of services. It is the Company’s policy to account for shares not issued in connection with agreements as stock payable. The Company has recognized $0 and $67,813 of expense related to this contract for the three and nine month periods ending March 31, 2006, respectively.

On August 19, 2005, Telzuit Medical Technologies, Inc. accepted an additional investment of $200,000 as part of its Series A Preferred private placement of approximately $3,399,619. Pursuant to the Securities Purchase Agreement, the Registrant on August 19, 2005, issued 200,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), and (b) a Class B Warrant entitling the Holder of the

Telzuit Medical Technologies, Inc.

(A Development Stage Company)

As of March 31, 2006 (unaudited) and June 30, 2005 (audited)

and for the Three and Nine months ended March 31, 2006 and 2005 (unaudited)

and the Period April 1, 2000 (Date of Inception) through

March 31, 2006 (unaudited)

Series A Convertible Preferred Stock to purchase 333,334 shares of the Registrant’s Common Stock at an exercise price of $.80 per share on a post reverse stock split basis (the “Series A Financing”). The Series a Preferred Stock converts into the Registrant’s Common Stock at a price of $.60 per share on a post reverse stock split basis of Common Stock. The purchase price paid to the Registrant in connection with the Series A Preferred Financing that closed on August 23, 2005 was $200,000. The Series A Preferred Stock and Class B Warrant were sold to an institutional or accredited investor (the “Holder”). The Class B Warrant is exercisable by the Holder at any time before the date five (5) years from the date of issuance.

In August 2005 the Company approved the issuance of 29,000 shares to employees and 45,000 to board members as compensation for attendance to the July and August Board of Directors Meetings. The expense recognized related to the issuance of these shares was $166,750 and $258,750, respectively. The shares issued were the Company’s Registered S-8 shares and were issued as compensation for services. All of the shares approved in August by the Board of Directors for employees and directors were issued in September 2005. The Company has recognized $0 and $425,500 of expense related to this contract for the three and nine month periods ending March 31, 2006, respectively.

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

In September the Company authorized the cashless exercise of 388,888 of the Company’s Class BD warrants for 345,616 shares of common stock. The Company still had 76,500 Class BD warrants outstanding as of September 30, 2005.

On September 21, 2005 the Company entered into a consulting agreement for marketing and promotional activities involved with the launch of the Company’s product. The period of the agreement is from September 21, 2005 through December 31, 2005. The terms of the agreement establish the Company’s S-8 Registered shares as compensation and require the issuance of 2,500 shares in September 2005, 2,750 in October 2005, 3,750 in November 2005, and 2,750 in December 2005. Pursuant to the terms of an agreement entered into the Company issued 11,750 of the Company’s S-8 Registered shares as follows: 5,250 shares valued at $27,594 on November 17, 2005; 3,750 shares valued at $13,988 on November 30, 2005; and 2,750 shares valued at $6,069 on December 30, 2005. The Company has recognized $0 and $47,651 of expense related to this agreement during the three and nine month period ending March 31, 2006, respectively. The consultant engaged to provide the services under this agreement is a shareholder and relative of one of the Company’s previous officers.

In September 2005 the Company approved and issued 405,000 shares to employees and 10,000 to a board

Telzuit Medical Technologies, Inc.

(A Development Stage Company)

As of March 31, 2006 (unaudited) and June 30, 2005 (audited)

and for the Three and Nine months ended March 31, 2006 and 2005 (unaudited)

and the Period April 1, 2000 (Date of Inception) through

March 31, 2006 (unaudited)

member as compensation for attendance to the August and September Board of Directors Meetings. The expense recognized related to issuance of these shares was $2,278,750 and $57,500, respectively. The shares issued were the Company’s Registered S-8 shares and were issued as compensation for services. The Company has recognized $0 and $2,336,250 of expense related to this contract for the three and nine month periods ending March 31, 2006, respectively.

In September the Company issued 30,000 shares to legal counsel as part of an agreement entered into on April 10, 2005. The expense recognized related to issuance of these shares was $40,546. The shares issued were the Company’s Registered S-8 shares and were issued as compensation for services. It is the Company’s policy to account for shares not issued in connection with agreements as stock payable. The Company has not recognized any expense related to this contract for the three and nine month periods ending March 31, 2006, respectively.

On October 10, 2005 the company entered into a consulting agreement to provide services related to the development of new projects. The terms of the agreement provide for services from October 10, 2005 through October 10, 2006. Under the terms of the agreement the Company is to issue 750 S-8 Registered shares per month beginning October 15, 2005. Pursuant to this agreement the Company issued 1,500 shares valued at $6,454 on November 30, 2005; 750 shares valued at $1,655 on December 30, 2005; 750 shares valued at $1,481 on January 25, 2006; 1,500 shares valued at $1,481 on March 29, 2006. It is the Company’s policy to account for shares not issued in connection with agreements as stock payable. The Company has recognized $2,962 and $11, 071 of expense related to this agreement during the three and nine month period ending March 31, 2006, respectively.

On October 11, 2005 the Company issued 25,000 shares to board members as compensation for attendance to the October Board of Directors Meeting. The shares issued were the Company’s Registered S-8 shares and were issued as compensation for services. The Company has recognized $0 and $115,625 of expense related to this contract for the three and nine month periods ending March 31, 2006, respectively.

On November 10, 2005 the Company issued 30,000 shares to board members as compensation for attendance to the November Board of Directors Meeting. The shares issued were the Company’s Registered S-8 shares and were issued as compensation for services. The Company has recognized $0 and $114,000 of expense related to this contract for the three and nine month periods ending March 31, 2006, respectively.

On November 17, 2005, the Company amended an agreement entered into on May 25, 2005. The consulting agreement provides the Company with services related to the advisement, strategic planning and marketing as well as advisement on issues related to the Company becoming a publicly traded and reporting entity. Under the terms of the original agreement the Company was to issue 200,000 shares of the Company’s restricted shares as compensation for services. Pursuant to the amendment the shares to be issued related to the agreement will now be 150,000 of the Company’s restricted shares. The revaluation of the contract based on the date of modification resulted in a reduction of $448,750. The total expense to be

Telzuit Medical Technologies, Inc.

(A Development Stage Company)

As of March 31, 2006 (unaudited) and June 30, 2005 (audited)

and for the Three and Nine months ended March 31, 2006 and 2005 (unaudited)

and the Period April 1, 2000 (Date of Inception) through

March 31, 2006 (unaudited)

recognized related to the contract will now be $551,250 rather than the $1,000,000 under the original agreement. The Company has recognized $46,458 and $528,021 of expense related to this contract for the three and nine month periods ending March 31, 2006, respectively. The remaining balance of $23,230 will be recognized as expense over the remaining period of the contract. As of March 31, 2006 the Company still has not issued the shares related to this agreement. It is the Company’s policy to account for shares not issued in connection with agreements as stock payable.

On November 17, 2005, the Company entered into a consulting agreement with a service provider. The consulting agreement provides the Company with services related to the advisement, strategic planning and marketing as well as advisement on issues related to the Company becoming a publicly traded and reporting entity. The Consulting Agreement terminates ninety (90) days from the Effective Date. Pursuant to the terms of the agreement, on November 17, 2005 the Company issued 100,000 S-8 shares valued at $367,500 as compensation for services. The Company has recognized $183,750 and $367,500 of expense related to this contract for the three and nine month periods ending March 31, 2006, respectively.

On November 17, 2005, the Company entered into a consulting agreement with a service provider. The consulting agreement provides the Company with services related to the advisement, strategic planning and marketing as well as advisement on issues related to the Company becoming a publicly traded and reporting entity. The Consulting Agreement terminates ninety (90) days from the Effective Date. Pursuant to the terms of the agreement, on November 17, 2005 the Company issued 100,000 S-8 shares valued at $367,500 as compensation for services. The Company has recognized $183,750 and $367,500 of expense related to this contract for the three and nine month periods ending March 31, 2006, respectively.

On November 22, 2005 the Company authorized the cashless exercise of 1,170,744 of the Company’s Class BD-B warrants for 1,010,515 shares of common stock. The Company still had 182,500 Class BD-B warrants outstanding as of December 31, 2005.

On December 13, 2005 the Company issued 30,000 shares to board members as compensation for attendance to the December Board of Directors Meeting. On January 4, 2005 the Company issued 5,000 shares to a board member whose shares were not issued as part of the December 13, 2005 issuance. The shares issued were the Company’s Registered S-8 shares and were issued as compensation for services. The Company has recognized expense of $0 and $117,250 for the three and nine month periods ending March 31, 2006, respectively.

On January 1, 2006 the Company amended a contract entered into on October 10, 2005. The agreement is a (12) month employment agreement with an individual to act as a medical director. Under terms of the agreement the individual has received and will receive two thousand (2,000) of the Company’s S-8 Registered shares per month, payable as follows: the first installment was to be paid within a week of signing the October 10, 2005 agreement, the next to two installments were due the first week of November and December 2005, beginning January 1, 2006 the Company is to issue the shares on or about the 15th of each month until such time as the Company’s Independent Diagnostic Testing Facility becomes operational. After the Independent Diagnostic Testing Facility becomes operational and prior to the

Telzuit Medical Technologies, Inc.

(A Development Stage Company)

As of March 31, 2006 (unaudited) and June 30, 2005 (audited)

and for the Three and Nine months ended March 31, 2006 and 2005 (unaudited)

and the Period April 1, 2000 (Date of Inception) through

March 31, 2006 (unaudited)

expiration or termination of this agreement the Company shall compensate the individual a salary of two thousand dollars ($2,000) per week. In addition to the two thousand S-8 Registered shares, the agreement at the discretion of the Company’s Board of Directors, also provides for merit based salary increases and annual stock incentive bonuses. The shares payable pursuant to this agreement have been issued as follows: 4,000 shares valued at $17,210 on November 30, 2005; 2,000 shares valued at $4,414 on January 10, 2006; 6,000 shares valued at $7,900 on March 31, 2006. It is the Company’s policy to account for shares not issued in connection with agreements as stock payable. The Company has recognized $7,900 and $29,524 of expense related to this agreement during the three month and nine month periods ending March 31, 2006, respectively.

On January 4, 2006 the Company authorized the cashless exercise of 162,500 of the Company’s Class BD- B warrants for 132,422 shares of common stock. The Company still has 20,000 Class BD-B warrants outstanding as of March 31, 2006.

On January 4, 2006 the Company amended an agreement entered into on October 1, 2005. The amended agreement dated November 8, 2005, is with a consultant to provide services related to the creation of a working prototype of the Company’s Holter Monitor product. The terms of the agreement are for compensation in the amount of $10,000 on the execution of the agreement and 25,000 shares of the Company’s S-8 Registered shares and 25,000 five year warrants to buy the Company’s stock at $2.50 once the project is completed. On January 4, 2006 in conjunction with the amendment to the agreement the Company paid the consultant additional compensation of $20,000 for unexpected costs incurred related to the fulfillment of the agreement. Pursuant to EITF 96-18, “Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services”, if a non employee agreement has a performance requirement where equity instruments are issued as compensation, the contract should be accounted for as a liability until such time as the performance requirement has been met. The Company used the Black-Scholes option model for valuing the warrants associated with this contract. In the Company’s December 31, 2005 financials statements a total of $97,240, of which $67,240 was accrued pursuant to EITF 96-18 for the equity instruments which had not been earned or issued, was expensed related to the contract. As of March 31, 2006 the project still had not been completed and the shares and warrants related to this agreement had not been issued. In the Company’s financial statements for March 31, 2006, pursuant to EITF 96-18, the Company has revalued the equity securities associated with this contract. The revaluation of the securities resulted in a $40,335 reduction of expense related to this agreement for the three month period ended March 31, 2006. The Company has recognized ($40,335) and $56,905 of expense related to this contract for the three and nine month periods ending March 31, 2006, respectively. On April 17, 2006 the Company relieved the consultant from further performance under the contract but has agreed to issue the shares and warrants required under the terms of the contract.

On January 23, 2006 the Company entered into a consulting agreement with a medical device engineer, to direct the development and launch of the Holter Monitor. Under terms of the agreement the consultant will provide the Company with a viable and saleable product and in return the Company will compensate the consultant in the following manner: $10,000 cash due February 1, 2006; $10,000 cash due March 1, 2006; $5,000 cash due April 1, 2006 plus additional cash of $25,000 and 60,000 S-8 shares if deliverable is

Telzuit Medical Technologies, Inc.

(A Development Stage Company)

As of March 31, 2006 (unaudited) and June 30, 2005 (audited)

and for the Three and Nine months ended March 31, 2006 and 2005 (unaudited)

and the Period April 1, 2000 (Date of Inception) through

March 31, 2006 (unaudited)

achieved; $5,000 cash due May 1, 2006 plus additional cash of $10,000 and 40,000 S-8 shares if deliverable is achieved; 30,000 S-8 shares if deliverable is achieved by June 1, 2006 but no additional cash payments are required beyond May 1, 2006. Pursuant to the terms of the contract, on February 1, 2006 and February 28, 2006, the Company made the first and second installments of $10,000 required under agreement. On March 14, 2006, subsequent to the resignation of the Company’s previous CEO and as part of the board of directors’ review of all outstanding projects, the Company contacted the consultant and requested no further action be taken by the consultant on behalf of the Company. On March 20, 2006 the Company’s legal counsel sent notification to the consultant that their arrangement had been cancelled and terminated. As part of the notification and in order to determine the appropriate amount of compensation due under the agreement, the Company’s legal counsel also requested details regarding the consultant’s services undertaken on behalf of the Company. On March 26, 2006 the Company received an invoice from the consultant requesting payment of the $5,000 due under the contract as well as the $25,000 cash bonus and 60,000 shares of the Company’s S-8 shares. On March 29, 2006 the Company’s legal counsel sent a second request for details regarding the consultant’s services in order to determine the appropriate compensation due under the agreement. On March 30, 2006 the Company received correspondence from the consultant’s legal counsel stating the consultant had resolved three of the four issues required under the terms of the agreement. As of March 31, 2006 the Company was still working with legal counsel to obtain written support of the services or benefits derived from the consultant’s work in order to determine the appropriate amount of compensation due under the agreement. The Company plans to continue to seek additional support from the consultant, regarding the consultant’s claim to compensation, prior to issuing any further consideration under the agreement. Due to the uncertainties surrounding the agreement, the Company has accrued the total amount asserted by the consultant as due. In accounting for the transaction the Company applied the guidance set forth in EITF 96-18, “Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services”. Pursuant to EITF 96-18, if a non employee agreement has a performance requirement whereby equity instruments are issued as compensation, the Company should treat the contract as a liability until such time as the performance requirement has been met. The Company has recognized $82,400 of expense related to this contract, of which $62,400 is contested, for the three and nine month periods ending March 31, 2006.

On January 26, 2006 the Company entered into a consulting agreement with a service provider to write, test, and debug software used in the Holter Monitoring System. Under terms of the agreement the consultant was to be compensated as follows: $140 per hour for the first 10 hours and then $110 per hour thereafter plus materials. Should the consultant complete the project on or before February 15, 2006 the Company would provide additional compensation in the form of 10,000 shares of the Company’s S-8 registered shares. Pursuant to the terms of the contract the Company compensated the consultant $26,590 on February 23, 2006 and will issue the consultant 10,000 shares of the Company’s S-8 registered shares for completing the project prior to the February 15, 2006 deadline. It is the Company’s policy to account for shares not issued in connection with agreements as stock payable. However, the Company has characterized the securities not issued at March 31, 2006 as an accrued liability pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock”. Pursuant to EITF 00-19 if registered securities are required as settlement of a non employee

Telzuit Medical Technologies, Inc.

(A Development Stage Company)

As of March 31, 2006 (unaudited) and June 30, 2005 (audited)

and for the Three and Nine months ended March 31, 2006 and 2005 (unaudited)

and the Period April 1, 2000 (Date of Inception) through

March 31, 2006 (unaudited)

contract where performance has occurred, the contract should be characterized as a liability. The Company has recognized $31,990 of expense related to this contract, of which $5,400 is related to the securities not issued, for the three and nine month periods ending March 31, 2006.

On March 23, 2006 the Company authorized the conversion of 85,000 of its Preferred Series A shares into 141,667 shares of the Company’s common stock. The common shares issued were registered as part of the Company’s SB-2 registration statement. As of March 31, 2006 the Company still had 4,874,170 Preferred Series A shares still outstanding.

On March 23, 2006 the Company authorized the cashless exercise of 666,666 of the Company’s Class B warrants for 512,213 shares of common stock. The Company still has 7,690,227 Class B warrants outstanding as of March 31, 2006.

On March 27, 2006 the Company authorized the conversion of 25,000 of its Preferred Series A shares into 41,667 shares of the Company’s common stock. The common shares issued were registered as part of the Company’s SB-2 registration statement. As of March 31, 2006 the Company still had 4,874,170 of its Preferred Series A shares outstanding.

On March 27, 2006 the Company issued 100,000 shares to board members as compensation for attendance to the January, February, and March 2006 Board of Directors’ Meetings. The shares issued were the Company’s Registered S-8 shares and were issued as compensation for services. It is the Company’s policy to account for shares not issued in connection with agreements as stock payable. The Company recognized $143,575 of expense related to this contract for the three and nine month periods ending March 31, 2006, respectively.

On March 29, 2006 the Company authorized the conversion of 30,000 of its Preferred Series A shares into 50,000 shares of the Company’s common stock. The common shares issued were registered as part of the Company’s SB-2 registration statement. As of March 31, 2006 the Company still had 4,874,170 of its Preferred Series A shares outstanding.

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

Telzuit Medical Technologies, Inc.

(A Development Stage Company)

As of March 31, 2006 (unaudited) and June 30, 2005 (audited)

and for the Three and Nine months ended March 31, 2006 and 2005 (unaudited)

and the Period April 1, 2000 (Date of Inception) through

March 31, 2006 (unaudited)

liquidated damages exceed nine percent (9.0%) of the Common Stock issuable upon conversion of the Series A Preferred Stock and upon exercise of the Class B Warrants originally issued on the date of the Closing.

In addition to the penalties listed above the Company has incurred additional penalties related to the Series A Preferred stock. Pursuant to the Series A Preferred Stock financing investors were given liquidated damages in the event the Company’s SB-2 Registration Statement was not declared effective by the SEC within one hundred and twenty days after the date of Closing or one hundred and fifty days if the SEC has issued a full set of review comments. Since the Company has been unable to file its SB-2 the Company’s SB-2 will not be declared effective before the Company will start incurring penalties. The liquidated damages pursuant to this section calls for investors to receive 1.5% of the sum of the number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock into Common Stock, and the number of shares of Common Stock issuable upon exercise of the Class B Warrants originally issued and for each subsequent 30-day period, the company owes the investors an additional 1.5% until the SB-2 gets declared effective provided, however, in no event shall the maximum number of Class B Warrants issued pursuant to these liquidated damages exceed nine percent (9.0%) of the Common Stock issuable upon conversion of the Series A Preferred Stock and upon exercise of the Class B Warrants originally issued on the date of the Closing.

On March 14, 2006 the Company filed its SB-2 registration statement. The total amount of Class B Warrants owed to Series A Preferred Stockholders as a result of the liquidated damages provisions was 1,484,236. As of March 31, 2006 none of the warrants had been issued to stockholders.

As previously disclosed in the 10KSB filed for the year ended June 30, 2005, on June 7, 2005 the company entered into an assignment of rights agreement with the former officer and founder whereby the company agreed to pay $100,000 in four equal installments. As of December 31, 2005 the Company had made all the payments under this agreement.

As previously disclosed in the 10KSB filed for the year ended June 30, 2005, the Company entered into a five year agreement dated July 31, 2004 with an unrelated company to provide certain software to be used in the operation and delivery of the Company’s product and service. Pursuant to the agreement the company recorded a liability of $97,032 for the three months ended September 30, 2005. On January 30, 2006 and February 10, 2006 the Company made the second and third payments of 80,000 Euro due under the terms of the contract, or $98,568 and $97,704 respectively.

On May 1, 2005, the Company assigned to Taylor Madison Holdings, Inc., and Taylor Madison Holdings, Inc. assumed, all rights and obligations under the MLB License Agreement. In addition, the Securities Purchase Agreement dated May 6, 2005 provides for indemnity for the company’s previous officers from liabilities arising from the MLB License Agreement. On February 9, 2006 MLB and the Company terminated their agreement. Pursuant to the termination agreement the Company was released from any obligation as of March 31, 2006.

Telzuit Medical Technologies, Inc.

(A Development Stage Company)

As of March 31, 2006 (unaudited) and June 30, 2005 (audited)

and for the Three and Nine months ended March 31, 2006 and 2005 (unaudited)

and the Period April 1, 2000 (Date of Inception) through

March 31, 2006 (unaudited)

During August and September the Company issued 434,000 shares to certain employees and officers. In the prior period the Company was awaiting a valuation from a certified appraiser to ascertain the fair value of the shares, for federal income tax purposes, in order to collect and remit the appropriate payroll taxes.

During the period ended March 31, 2006 the Company obtained the certified appraisers report and reversed the accrued liability of $26,357 related to the issuance of those shares. The amount was an estimate of the liability due under the Federal Insurance Contributions Act but did not take into account the required federal income tax withholding. Should the employees and officers fail to remit the appropriate amounts required for federal income and payroll tax purposes the Company could be liable. The Company believes the amount of liability associated with this would be approximately $226,357.

As previously disclosed in the 10KSB filed for the year ended June 30, 2005, the holders of the Series A Preferred shares are entitled to a dividend equal to ten percent (10%) payable semi-annually. The Company can pay the dividend (i) in cash; (ii) in kind, with (a) shares of Series A Convertible Preferred Stock and (b) Class B Warrants; or (iii) in shares of registered Common Stock.

Pursuant to the terms of the Series A Preferred subscription agreement the first dividend payment became payable on December 21, 2005. The Company, at its discretion, has chosen to issue registered Common Stock as payment for the dividend. The Company calculated the dividend due based on the average closing price of the Company’s common stock on the 5 trading days preceding the date the dividend was due, with fractional shares being rounded up to the nearest whole share. The total shares payable under the first dividend payment calculation is 114,241 shares of common stock. The Company registered 134,650 shares of common stock for payment of dividends as part of the Company’s SB-2 registration statement. As of March 31, 2006 none of the shares had been issued to the holders of Series A Preferred. The total dividend due to Series A Preferred shareholders as of March 31, 2006 was equal to $371,884.

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

Telzuit Medical Technologies, Inc.

(A Development Stage Company)

As of March 31, 2006 (unaudited) and June 30, 2005 (audited)

and for the Three and Nine months ended March 31, 2006 and 2005 (unaudited)

and the Period April 1, 2000 (Date of Inception) through

March 31, 2006 (unaudited)

month) plus additional rent equal to 1.42% of the landlords operating expenses, subject to annual adjustment not to be less than 4%, beginning with the second year. Upon execution of the lease the Company provided a deposit of seven months of rent equaling $33,321.

On January 4, 2006, the Company entered into a lease for 2,485 sq. ft. of medical office space for a period of 5 years commencing March 1, 2006. The lease commits the Company to a net annual rental expense of $39,213 ($3,268 per month) and additional operating costs estimated at $7,455 ($621 per month) for the first operating year, subject to annual adjustment, beginning with the second year. The Company provided a deposit of six months of rent equaling $20,881 and the first month’s rent of $4,142 (base rent of $3,268 plus $621 the applicable share of additional rent) upon lease execution. Under terms of the lease the Company was given an allowance of $43,438 ($17.48 per sq. ft.) for tenant improvements.

On March 1, 2006, the Company entered into a co-marketing agreement with an equipment maker for the sale of the Company’s Wireless Holter Monitor System through the equipment maker’s existing sales and marketing channels. Pursuant to the agreement the Company agreed to pay a commission of ten dollars ($10) per prescription for each prescription up to an aggregate of 12,500 prescriptions per month; thereafter the Company will pay twelve dollars ($12) per prescription for each prescription up to an aggregate of 25,000 prescriptions per month; thereafter the Company will pay a commission of fifteen dollars ($15) per prescription per month.

On March 6, 2006, the Company amended an agreement entered into on July 16, 2004 with a medical billing company. Under the terms of the original agreement the Company was to compensate the company, beginning September 1, 2004, the greater of $500 per month or 6.9% of all charges billed through the company or for patient accounts under capitated contracts either the previously stated percentage or, at the Company’s discretion, a rate of $0.95 for each patient demographic entry and $0.45 for each charge transaction. Pursuant to the amendment the monthly minimum of $500 per month was waived for the months between September 1, 2004 and April 1, 2006 and the “starting date” was defined as the first day of the month in which the Company produces billable charges or procedures on a regular, sustained basis.

On March 6, 2006 Immediate Quality Care Clinics, a wholly-owned subsidiary of the Company, entered into an agreement with a medical billing company. Under the terms agreement the Company will compensate the billing company the greater of $500 per month or 6.9% of all charges billed through the company or for patient accounts under capitated contracts either the previously stated percentage or, at the Company’s discretion, a rate of $0.95 for each patient demographic entry and $0.45 for each charge transaction. Pursuant to the agreement the “starting date” was defined as the first day of the month in which the Company produces billable charges or procedures on a regular, sustained basis.

On March 14, 2006 Donald Sproat, a member of the Board of Directors, CEO, and CFO of the Company tendered his resignation from all positions as officer and board member. Pursuant to the resignation the Company entered into a settlement agreement with Mr. Sproat whereby the Company cancelled all agreements between the Company and Mr. Sproat including the Employment Agreement entered into on or about January 3, 2005. In consideration for entering into the agreement the Company agreed to pay

Telzuit Medical Technologies, Inc.

(A Development Stage Company)

As of March 31, 2006 (unaudited) and June 30, 2005 (audited)

and for the Three and Nine months ended March 31, 2006 and 2005 (unaudited)

and the Period April 1, 2000 (Date of Inception) through

March 31, 2006 (unaudited)

Mr. Sproat as follows: (i) the amount of salary, life insurance premiums, and automobile allowance paid to Mr. Sproat as of February 2006 through the date his Employment Agreement would have expired on or about January 3, 2007 and (ii) continued health insurance benefits (premiums) through the date his Employment Agreement would have expired on or about January 3, 2007. To facilitate the agreement Mr. Sproat agreed to a “lock-up period” from the date of the settlement agreement through January 3, 2007. During the “lock-up period” Mr. Sproat agreed that he would not sell, assign, pledge, hypothecate, encumber or otherwise transfer, any shares of the Company’s common stock owned by Mr. Sproat. Pursuant to resignation, on March 14, 2006, the Company’s Board of Directors’ appointed Warren Stowell as Chief Executive Officer.

On March 31, 2006 the Company entered into a software license agreement with an unrelated company to provide certain software to be used in the operation and delivery of the Company’s product and service. Under terms of the agreement a non-refundable payment of $25,000 was required within 5 days from the effective date of the contract. Pursuant to the terms of the agreement on March 31, 2006 the Company made the $25,000 non-refundable payment. In consideration for the non-refundable payment the Company received one copy of the software. Additional terms of the agreement are as follows: (i) the agreement will remain in force until terminated; (ii) at the request of the Company additional copies of the software are available for $12,500 per copy; (iii) the Company agrees to pay the software company a royalty of 0.5% of the first annual gross turnover equal to one million two hundred and twenty-five thousand dollars and, once said gross turnover has been reached, a royalty of 0.25% of the annual gross turnover thereafter; (iv) the Company guarantees that the royalty payments to be made will not be less than $37,500 for each 12-month period during the first five years and in the event the royalty payments are calculated to be less than the $37,500 stipulated in the contract the Company will pay the difference.

7. LEGAL PROCEEDINGS

There have been no new legal proceedings, and no material developments, during the quarter ended March 31, 2005. However, there have been procedural developments in Focused Strategies, Inc. v. Telzuit Technologies, LLC and Telzuit Technologies, Inc., which proceeding was previously reported in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005. The Court has set a trial date for January 2007.

On January 23, 2006 the Company entered into a consulting agreement with a medical device engineer, to direct the development and launch of the Holter Monitor. Under terms of the agreement the consultant will provide the Company with a viable and saleable product and in return the Company will compensate the consultant in the following manner: $10,000 cash due February 1, 2006; $10,000 cash due March 1, 2006; $5,000 cash due April 1, 2006 plus additional cash of $25,000 and 60,000 S-8 shares if deliverable is achieved; $5,000 cash due May 1, 2006 plus additional cash of $10,000 and 40,000 S-8 shares if deliverable is achieved; 30,000 S-8 shares if deliverable is achieved by June 1, 2006 but no additional cash payments are required beyond May 1, 2006. Pursuant to the terms of the contract, on February 1, 2006 and February 28, 2006, the Company made the first and second installments of $10,000 required under agreement. On March 14, 2006, subsequent to the resignation of the Company’s previous CEO and as part

Telzuit Medical Technologies, Inc.

(A Development Stage Company)

As of March 31, 2006 (unaudited) and June 30, 2005 (audited)

and for the Three and Nine months ended March 31, 2006 and 2005 (unaudited)

and the Period April 1, 2000 (Date of Inception) through

March 31, 2006 (unaudited)

of the board of directors’ review of all outstanding projects, the Company contacted the consultant and requested no further action be taken by the consultant on behalf of the Company. On March 20, 2006 the Company’s legal counsel sent notification to the consultant that their arrangement had been cancelled and terminated. As part of the notification and in order to determine the appropriate amount of compensation due under the agreement, the Company’s legal counsel also requested details regarding the consultant’s services undertaken on behalf of the Company. On March 26, 2006 the Company received an invoice from the consultant requesting payment of the $5,000 due under the contract as well as the $25,000 cash bonus and 60,000 shares of the Company’s S-8 shares. On March 29, 2006 the Company’s legal counsel sent a second request for details regarding the consultant’s services in order to determine the appropriate compensation due under the agreement. On March 30, 2006 the Company received correspondence from the consultant’s legal counsel stating the consultant had resolved three of the four issues required under the terms of the agreement. As of March 31, 2006 the Company was still working with legal counsel to obtain written support of the services or benefits derived from the consultant’s work in order to determine the appropriate amount of compensation due under the agreement. The Company plans to continue to seek additional support from the consultant, regarding the consultant’s claim to compensation, prior to issuing any further consideration under the agreement.

8. RELATED PARTY

On September 19, 2005 the Company entered into a six month consulting agreement with one of the Company’s Board of Directors. Pursuant to the agreement the consultant will assist the company in developing, owning, and operating medical clinics. Under the terms of the agreement the consultant will receive $10,000 per month plus reasonable and necessary expenses incurred on behalf of the Company. The Company has recognized $30,000 and $64,615 of expense related to this contract for the three and nine month periods ending March 31, 2006, respectively.

On September 21, 2005 the Company entered into a consulting agreement for marketing and promotional activities involved with the launch of the Company’s product. The period of the agreement is from September 21, 2005 through December 31, 2005. The terms of the agreement establish the Company’s S-8 Registered shares as compensation and require the issuance of 2,500 shares in September 2005, 2,750 in October 2005, 3,750 in November 2005, and 2,750 in December 2005. Pursuant to the terms of an agreement entered into the Company issued 11,750 of the Company’s S-8 Registered shares as follows: 5,250 shares valued at $27,594 on November 17, 2005; 3,750 shares valued at $13,988 on November 30, 2005; and 2,750 shares valued at $6,069 on December 30, 2005. The Company has recognized $0 and $47,651 of expense related to this agreement during the three and nine month period ending March 31, 2006, respectively. The consultant engaged to provide the services under this agreement is a shareholder and relative of one of the Company’s previous officers.

9. SUBSEQUENT EVENTS

On May 8, 2006 the Company entered into a loan agreement with a related party shareholder. The terms of the agreement are as follows: $225,000 of cash and $25,000 of prepaid services with an outside vendor, at

Telzuit Medical Technologies, Inc.

(A Development Stage Company)

As of March 31, 2006 (unaudited) and June 30, 2005 (audited)

and for the Three and Nine months ended March 31, 2006 and 2005 (unaudited)

and the Period April 1, 2000 (Date of Inception) through

March 31, 2006 (unaudited)

an interest rate of 5%, payable on demand. Pursuant to the agreement the Company received $50,000 cash and the $25,000 of prepaid services on April 3, 2006; $50,000 cash on April 13, 2006; $25,000 cash on April 18, 2006; and $100,000 cash on May 1, 2006.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis provides information which management of Telzuit Medical Technologies, Inc. (the “Company”) believes to be relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read together with the Company’s financial statements and the notes to financial statements, which are included in this report. This information should also be read in conjunction with the information contained in our annual report on Form 10-KSB for the fiscal year ended June 30, 2005, including the audited financial statements and notes included therein. Because of the nature of a relatively new and growing company, the reported results will not necessarily reflect future results of operations or financial condition.

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Forward-looking statements are often identified by words like: “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project” and similar expressions or words which, by their nature, refer to future events.

In some cases, you can also identify forward-looking statements by terminology such as “may,” “will,” “should,” “plans,” “predicts,” “potential” or “continue,” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Overview

Telzuit Medical Technologies, Inc. is a development-stage company focused on researching, developing and marketing ambulatory medical devices which monitor, measure, and record physiological signals generated by the body. Our initial product will be our 12-lead, wireless Holter heart monitor which measures, records, and transmits physiological signals associated with a patient’s cardiovascular system. Our wireless Holter heart monitor is attached to a patient’s chest and consists of electrodes that are imbedded in a disposable bandage-like strip. Our wireless Holter heart monitor captures electrical impulses of the patient’s heart and transmits this information to a cellular telephone-like device that the patient carries. This device measures and records the electrical activity of the patient’s heart. Every two (2) to four (4) hours, the recorded information is sent through cellular telephone towers, frame relay systems and switching stations. Ultimately, the recorded heart activity information is received by a computer or other device through which cellular or satellite communications can be transmitted, and then evaluated by a physician. We are developing an intranet type of communication network through which heart activity data is transmitted and believe it will be useful in implementing other wireless monitoring devices. The Company hopes to introduce our wireless Holter heart monitor to the market during the third calendar quarter of 2006.

Prior Going Concern; Development Stage Company

In early 2005, the Company discontinued operations and became a shell company with no operations. On May 6, 2005, the Company entered into a Share Exchange Agreement with Telzuit Technologies, LLC. Pursuant to the Share Exchange Agreement, the Company acquired all of the issued and outstanding capital stock of Telzuit Technologies, Inc. in exchange for 2,207,723 of the Company’s Series B Preferred Stock. By acquiring all of the issued and outstanding capital stock of Telzuit Technologies, Inc., the Company acquired certain know-how, trade secrets and other proprietary intellectual property rights relating to the development of ambulatory medical devices, including our wireless Holter heart monitor. As a result of the closing of the transactions contemplated by the Share Exchange Agreement, including the 1-for-31 reverse stock split, the owners of Telzuit Technologies, LLC (including James Tolan and Michael Vosch, each officers of the Company) acquired approximately 70% of our voting capital stock, and our shareholders existing immediately prior to the closing held approximately 2.5% of our voting capital stock.

We currently are a development-stage company under the provisions of SFAS No. 7, and have negative cash flows from operations and no current established source of revenue. We do not anticipate that we will start selling our initial product until some time during the third calendar quarter of 2006. The foregoing matters had raised substantial doubt about the ability of our Company to continue as a going concern. Based on unanticipated expenses necessary to develop our technology to the point of commercial viability, our liabilities currently exceed our assets and we have negative working capital. Management believes that the Company does not have enough cash to continue operations at historical levels beyond May 31, 2006. Although the Company completed financings in May, June and August of 2005 for an aggregate of $4,456,860, management believes that the Company will need to raise an additional $2,000,000 to continue our business for at least the next twelve (12) months. Telzuit Technologies, LLC has incurred losses since inception. See “Liquidity And Capital Resources” below.

We currently do not have any plans to purchase or sell any significant equipment, nor do we currently anticipate any significant changes in the number of employees. We do not own any real property.

Recent Events

On May 11, 2006, Warren D. Stowell, the Company’s President and Chief Executive Officer, was appointed as Chief Financial Officer of the Company.

On May 8, 2006, the Company entered into a loan agreement with a related party shareholder. The terms of the agreement are as follows: $225,000 of cash and $25,000 of prepaid services with an outside vendor, at an interest rate of 5% per annum, payable on demand.

On March 31, 2006, the Company entered into a software license agreement with an unrelated third party vendor to provide certain software to be used in the operation and delivery of the Company’s initial product, the wireless Holter heart monitor, and related services.

On March 16, 2006, the Company’s Registration Statement on Form SB-2, filed with the U.S. Securities and Exchange Commission on November 30, 2005, was declared effective. The Registration Statement on Form SB-2 registered an aggregate of 50,728,328 shares of the Company’s common stock for sale by certain selling security holders.

On March 14, 2006, the Company’s board of directors appointed Warren Stowell to the position of Chief Executive Officer.

On March 14, 2006, Donald Sproat, Chief Executive Officer, Chief Financial Officer and member of the board of directors of the Company, tendered his resignation from all positions as an officer and board member. In connection with the resignation, the Company entered into a settlement agreement with Mr. Sproat whereby the Company cancelled all agreements between the Company and Mr. Sproat, including that certain Employment Agreement entered into on or about January 3, 2005.

On March 6, 2006, Immediate Quality Care Clinics, Inc., a wholly-owned operating subsidiary of the Company, entered into a billing services agreement with a medical billing company. Immediate Quality Care Clinics, Inc., a Florida corporation, was formed on December 8, 2005, in connection with the Company’s plan to own and operate walk-in medical clinics.

On March 1, 2006, the Company entered into a co-marketing agreement with an equipment maker for the sale of the Company’s wireless heart monitoring system through the equipment maker’s existing sales and marketing channels.

On January 26, 2006, the Company entered into a consulting agreement with a service provider to write, test and debug software used in connection with our wireless heart monitoring system.

On January 23, 2006, the Company retained the consulting services of a medical device engineer to direct the development and launch of our wireless Holter heart monitor. However, on March 14, 2006, subsequent to the resignation of the Company’s previous CEO and as part of the board of director’s review of all outstanding projects, the Company contacted the consultant and requested that the consultant take no further action on behalf of the Company. As of March 31, 2006, the Company is continuing to work with legal counsel to determine the appropriate amount of compensation due under the agreement.

On January 11, 2006, the Board of Directors of the Company named Kenneth Adams to serve as a director of the Company. Mr. Adams will serve as a Class III Director, with term expiring in 2006.

On January 4, 2006, the Company entered into an agreement to lease space for a walk-in medical clinic. The Company previously entered into a lease on November 21, 2005 for its first walk-in clinic, which currently is licensed and operational. The Company anticipates that its second medical clinic will open some time during the second calendar quarter of 2006.

Research and Development

In December 2004, we completed the design, fabrication and testing of a pre-production model of our first product for commercialization, our battery-operated, digital 12-lead wireless Holter heart monitor. As discussed below, our wireless Holter heart monitor will be used as the primary component of a 12-lead ambulatory heart monitor system to acquire, process, amplify and store physiological signal data (the “Monitoring System”).

Our wireless Holter heart monitor is an ambulatory patient heart monitor and recording system that will allow a patient’s heart to be continuously monitored over a period of 24 to 48 hours while the patient carries out his or her daily activities away from the physician’s office or hospital. Our wireless Holter heart monitor is comprised of a disposable bandage-like strip, which is imbedded with lead sensory connectors. A battery attached to the strip activates the lead sensory connectors to transmit heart activity information. The battery life lasts between 24 and 48 hours, at which time the patient must discard the old patch and replace it with a new one.

In operation, our wireless Holter heart monitor will be used in conjunction with our Monitoring System, which includes a cellular telephone device (commonly referred to as a “PDA”) capable of recording the data transmitted from our wireless Holter heart monitor. The testing we have conducted and relied upon from independent sources has lead us to believe that a properly designed PDA device is capable of recording information transmitted from our wireless Holter heart monitor. We, therefore, intend to acquire the Monitoring System from manufacturers of PDAs, modify these devices physically and equip them with software to permit the transmission of heart activity received from our wireless Holter heart monitor.

We have designed a communication system as an intranet through which data collected by our wireless Holter heart monitor can be transmitted through any form of cellular technology. Information transmitted by each wireless Holter heart monitor will be routed through cellular towers to a switching station maintained at our corporate offices in Orlando, Florida. We have licensed computer software that will monitor the heart activity of patients wearing our wireless Holter heart monitor. This software, which has been developed by Philips Medical and other medical service providers, can detect irregular heart activity. The Company is currently training personnel in the operation of the communication system.

Patients using our wireless Holter heart monitor will be able to move around freely while data is collected and sent in near-real time from the patient module to our monitoring center. At the conclusion of the recording period, the patient returns our wireless Holter heart monitor to the cardiologist. The patient’s information, having been sent via cell phone to the monitoring center, is then analyzed by the Philips’ algorithm. After the prescribing period, the physician is able to access the patient information via secure web portal and download raw data and a report. The physician then interprets all of the information available to him or her to make a diagnosis. The Monitoring System is entirely diagnostic and is not intended to be a life-saving device.

In December 2005, we demonstrated a working prototype of our wireless Holter heart monitor at the Company’s Medical Advisory Board meeting in Washington, D.C. During the demonstration, cardiac data was transmitted from our wireless Holter heart monitor to the accompanying PDA, and then transferred wirelessly back to the Company’s data center in Orlando, Florida. The data was then processed using the Company’s IBM hardware and software and Philips’ software algorithm to create a full, clinical quality 12-lead ECG. The Company is continuing to develop the software needed to automate transmission of the cardiac data and develop the technology to the point of commercial viability. On January 26, 2006, the Company entered into a consulting agreement with a service provider to write, test and debug software used in the Monitoring System.

Description of New Products

Sleep Apnea Device

The Company intends to file an application with the FDA for approval of a new sleep apnea device based on the same wireless system. Sleep apnea currently affects an estimated 12 to 25 million people in the United States. We anticipate that our new sleep apnea device will be able to assist in the diagnosis of this condition, making it much less intrusive to the patient.

Elderly Patient Wireless Monitoring System

The Company has patented a long-term monitoring device which utilizes our proprietary design (the “Elderly Patient Wireless Monitor”). The Company intends to file an application with the FDA for approval of the Elderly Patient Wireless Monitor, which is designed primarily for use by patients in nursing homes and other assisted-living facilities. This product will be used to measure basic biometric data on patients and will also be able to alert staff if a patient has fallen. The patient’s data is relayed to both a PDA and a centralized computer monitor to allow the patient’s caregivers to monitor the patient with greater accuracy and efficiency. The Company hopes to have this product to market by the end of 2006 or early part of 2007.

Medical Clinics

The Company has identified key personnel who possess expertise in owning, operating and building medical clinics, and has decided to build on this expertise, as well as the Company’s prime location in Central Florida, to launch a walk-in medical clinic business unit. The Company believes that expanding its current business plan to include the operation of medical clinics may generate positive operating results and a positive cash flow. The Company hopes to create and take advantage of a synergy among the Company’s medical clinics, our wireless Holter heart monitor and the pharmaceutical companies and their chosen Clinical Research Organizations.

The Company has obtained all necessary licenses and approvals and has commenced operations at its first medical walk-in clinic location. On January 4, 2006, the Company signed an agreement to lease space for a second location, which the Company hopes to open some time during the second calendar quarter of 2006. The medical walk-in clinics are owned and operated by Immediate Quality Care Clinics, Inc., a Florida corporation and wholly-owned operating subsidiary of the Company.

Results of Operations

The following discussion and analysis sets forth the major factors that affect the Company’s results of operations and financial condition reflected in the unaudited financial statements for the three-month period ended March 31, 2006 and the nine-month period ended March 31, 2006. This discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements contained herein and notes attached thereto. This information should also be read in conjunction with the information contained in our annual report on Form 10-KSB for the fiscal year ended June 30, 2005, including the audited financial statements and notes included therein.

Historical financial information presented is that of Telzuit Technologies, LLC, the legal acquirer of Telzuit Medical Technologies, Inc. pursuant to the Share Exchange Agreement.

Comparison of Historical Results - Quarter Ended March 31, 2006 and Quarter Ended March 31, 2005

REVENUES. Overall net revenues for the quarter ended March 31, 2006 were $0, as compared to $0 for the quarter ended March 31, 2005. In May 2005, the Company acquired Telzuit Technologies, Inc. and changed its focus to the development of ambulatory medical devices.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consisted of payroll and related expenses for executive, accounting and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses for the quarter ended March 31, 2006 were $1,350,818, as compared to general and administrative expenses of $393,291 for the quarter ended March 31, 2005. These general and administrative costs have increased as our activity levels have increased in connection with the decision to change our business from a shell company to an operating company.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenditures for the quarter ended March 31, 2006 were $158,961, as compared to research and development expenditures of $61 for the quarter ended March 31, 2005. These research and development expenses have increased due to unanticipated expenses necessary to develop our wireless Holter heart monitor to the point of commercial viability.

NET INCOME (LOSS). The net loss for the quarter ended March 31, 2006 was $1,506,388, as compared to a net loss of $393,028 for the quarter ended March 31, 2005. The increase in net loss is primarily due to (i) unanticipated delays and expenses in developing our wireless heart monitor technology to the point of commercial viability, and (ii) the issuance of stock to service providers for services rendered.

Comparison of Historical Results - Nine Months Ended March 31, 2006 and Nine Months Ended March 31, 2005

REVENUES. Overall net revenues for the nine months ended March 31, 2006 were $0, as compared to $0 for the nine months ended March 31, 2005. In May 2005, the Company acquired Telzuit Technologies, Inc. and changed its focus to the development of ambulatory medical devices.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consisted of payroll and related expenses for executive, accounting and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses for the nine months ended March 31, 2006 were $7,594,677, as compared to general and administrative expenses of $794,824 for the nine months ended March 31, 2005. These general and administrative costs have increased as our activity levels have increased in connection with the decision to change our business from a shell company to an operating company.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenditures for the nine months ended March 31, 2006 were $336,240, as compared to research and development expenditures of $165,831 for the nine months ended March 31, 2005. These research and development expenses have increased due to unanticipated expenses necessary to develop the our technology to the point of commercial viability.

NET INCOME (LOSS). The net loss for the nine months ended March 31, 2006 was $8,820,313, as compared to a net loss of $959,981 for the nine months ended March 31, 2005. The increase in net loss is primarily due to (i) unanticipated delays and expenses in developing our technology to the point of commercial viability, and (ii) the issuance of stock to service providers for services rendered.

Liquidity and Capital Resources

Prior to the Share Exchange Agreement in May of 2005, wherein the Company acquired an operating company, the Company primarily used debt financing to fund its operations. In connection with the financings and Securities Purchase Agreements completed in May and June, the Company received total gross proceeds of approximately $4,256,860 from the issuance of convertible debentures and the private placement of its stock. The Company raised an additional $200,000 in August, as part of those financings, bringing the total gross proceeds to $4,456,860. However, due to unexpected expenses necessary to develop our technology to the point of commercial viability, the Company does not have enough cash to continue operations at historical levels beyond May 31, 2006. As of March 31, 2006, our liabilities exceed our assets and we have negative working capital. Short term, we will have to rely on external sources for funding to support immediate operating requirements. Until such time as we have positive cash flow on a monthly basis, the dependence on external capital will remain. Management believes that the Company will need to raise an additional $2,000,000 to continue our business for at least the next twelve (12) months. If we are unable to raise additional financing, we may be forced to lay-off a significant portion of our employees.

Our plan of operation for the twelve-month period following the date of this quarterly report on Form 10-QSB is to continue marketing activities with respect to our wireless Holter heart monitor, to continue product development activities with respect to our sleep apnea device and Elderly Patient Wireless Monitoring System, and to continue our plans to own and operate medical clinics. We have budgeted $2,000,000 in cash costs for this twelve (12) month period.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 2, Significant Accounting Policies, contained in the explanatory notes to our unaudited financial statements for the three months and nine months ended March 31, 2006 contained in this Quarterly Report on Form 10-QSB. On an on-going basis, we evaluate our estimates, including those related to reserves, deferred tax assets and valuation allowance, impairment of long-lived assets, fair value of equity instruments issued to consultants for services and estimates of costs to complete contracts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

Item 3. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of Warren Stowell, its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this quarterly report on Form 10-QSB. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed by the Company in the reports it files or submits under the Exchange Act within the time periods specified in the Commission’s rules and forms.

Historically, the Company has not had a formal system of controls and procedures due to the fact that the Company was small in size and had no operations. Currently, management, with the oversight of the Chief Executive Officer and Chief Financial Officer, is devoting considerable effort to develop and implement a formal system of disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2006, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

There have been no new legal proceedings, and no material developments, during the quarter ended March 31, 2006. As previously reported in the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2005, the Court has set a trial date of January 2007 for Focused Strategies, Inc. v. Telzuit Technologies, LLC and Telzuit Technologies, Inc., which proceeding was previously reported in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On January 3, 2006, the Company authorized the cashless exercise of 162,500 of the Company’s Class BD-B Warrants for a total of 132,422 shares of common stock. The issuance of the securities was deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering and based on the fact that such warrants were issued to institutional or accredited investors.

The Class BD-B warrants were originally issued to Midtown Partners & Co., LLC, an SEC and NASD registered broker dealer, for services rendered as placement agent for the Company in connection with the Company’s private offering of Series A Convertible Preferred Stock in 2005. The Class BD-B warrants are exercisable, in whole or in part, at any time after June 22, 2005 and from time to time thereafter including the close of business on March 15, 2011, the date five years from the date that the Company’s Registration Statement on Form SB-2 was declared effective. The Class BD-B warrants contain a cashless exercise provision enabling the holder to receive warrant shares in accordance with the following formula: X = [Y(A-B)]/A, where X equals the number of warrant shares to be delivered to the holder; Y equals the number of exchanged warrant shares; A equals the fair market value of the warrant shares as determined in accordance with the terms of the Class BD-B warrant; and B equals the warrant price, as adjusted through the cashless exercise date.

Issuer Purchases of Equity Securities

The Company did not repurchase any equity securities during the fiscal quarter ended March 31, 2006.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On May 8, 2006, the Company entered into a loan agreement with Telzuit Technologies, LLC, a related party shareholder. The terms of the agreement are as follows: $225,000 of cash and $25,000 of prepaid services with an outside vendor, at an interest rate of 5% per annum, payable on demand. Pursuant to the agreement, the Company received $50,000 cash and the $25,000 of prepaid services on April 3, 2006; $50,000 cash on April 13, 2006; $25,000 cash on April 18, 2006; and $100,000 cash on May 1, 2006.

On January 11, 2006, the Board of Directors of the Company elected Kenneth Adams to serve as a Class III Director of the Company’s Board of Directors, with term expiring in 2006. There was no arrangement or understanding between Mr. Adams and any other person(s) pursuant to which Mr. Adams was selected as a director.

Item 6. Exhibits

	No.	Exhibit
	3.1	Articles of Incorporation of Telzuit Medical Technologies, Inc., formerly known as Taylor Madison Corp., previously filed as Exhibit 3.01 to the Form 10-KSB for the year ended June 30, 2005, filed with the SEC on October 31, 2005 and incorporated herein by reference.

	3.2	Articles of Amendment to Articles of Incorporation of Telzuit Medical Technologies, Inc., formerly known as Taylor Madison Corp., Certificate of Designations, Preferences and Rights of the Series B Preferred Stock, previously filed as Exhibit 99.1 to the Form 8-K filed with the SEC on May 12, 2005 and incorporated herein by reference.

	3.3	Articles of Amendment to Articles of Incorporation of Telzuit Medical Technologies, Inc., formerly known as Taylor Madison Corp., Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock, previously filed as Exhibit 10.3 to the Form 8-K filed with the SEC on June 24, 2005, and incorporated herein by reference.

**	3.4	Articles of Amendment to Articles of Incorporation of Telzuit Medical Technologies, Inc., formerly known as Taylor Madison Corp.

	3.5	Bylaws of Telzuit Medical Technologies, Inc., formerly known as Taylor Madison Corp., previously filed as Exhibit 3.04 to the Form 10-KSB for the year ended June 30, 2005, filed with the SEC on October 31, 2005 and incorporated herein by reference.

**	31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 22, 2006.

**	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 22, 2006.

**	Filed electronically herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Telzuit Medical Technologies, Inc.
(Registrant)

Dated: May 22, 2006	/s/ Warren Stowell
Warren D. Stowell, Chief Executive Officer and
Chief Financial Officer