Form 10KSB
period 2006-06-30
Telzuit Medical Technologies, Inc.
filed 2006-10-13
CIK 1093837

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission File No. 001-15034

TELZUIT MEDICAL TECHNOLOGIES, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Florida	01-0656115
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5422 Carrier Drive, Suite 306

Orlando, Florida 32819

(Address of Principal Executive Offices)

(407) 354-1222

(Issuer’s Telephone Number)

Securities registered under Section 12(b) of the Act:

None

Securities registered under Section 12(g) of the Act:

Common Stock, $.001 Par Value, 100,000,000 shares authorized

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Registrant’s revenues for the year ended June 30, 2006: $3,540.

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of October 5, 2006 was approximately $4,257,418 based upon the closing sales price of the Registrant’s common stock of $0.18 on October 5, 2006 (see Footnote (1) below).

As of October 5, 2006, 34,102,260 shares of the Registrant’s common stock, par value $.001, were outstanding. In addition, as of June 30, 2006, an aggregate of 9,431,926 shares of common stock are issuable upon the conversion of 3,301,174 shares of the Company’s Series A Convertible Preferred Stock currently issued and outstanding, and 16,513,200 shares of common stock are issuable upon the conversion of $5,779,620 of the Company’s 10% Senior Secured Convertible Debentures.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

(1)	Calculation based upon 23,652,324 of Registrant’s Common Stock being held by non-affiliates. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate and any such admission is hereby disclaimed. The information provided is included solely for recordkeeping purposes of the Securities and Exchange Commission.

TELZUIT MEDICAL TECHNOLOGIES, INC.

AND SUBSIDIARIES

PART I.

Except for the historical information contained herein, the matters discussed in this Report on Form 10-KSB are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties. Telzuit Medical Technologies, Inc. makes such forward-looking statements under the provision of the “Safe Harbor” section of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements should be considered in light of the factors described below in the Section titled “Risk Factors” beginning at page 11. Actual results may vary materially from those projected, anticipated or indicated in any forward-looking statements. In this Report on Form 10-KSB, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. When reading any forward-looking statement, you should remain mindful that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, such as those relating to:

•	the success of our research and development activities, the development of a viable commercial production model, and the speed with which regulatory authorizations and product launches may be achieved;

•	whether or not a market for our products develops and, if a market develops, the pace at which it develops;

•	our ability to successfully sell our products if a market develops;

•	our ability to attract the qualified personnel to implement our growth strategies;

•	our ability to develop sales, marketing and distribution capabilities;

•	our ability to obtain reimbursement from third party payers for the products that we sell;

•	the accuracy of our estimates and projections;

•	our ability to fund our short-term and long-term financing needs;

•	changes in our business plan and corporate strategies; and

•	other risks and uncertainties discussed in greater detail in the section of this Report captioned “Risk Factors”.

Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our Company and our business made elsewhere in this Report, as well as other public reports filed with the SEC. You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. We are not obligated to update or revise any forward-looking statement contained in this Report to reflect new events or circumstances unless and to the extent required by applicable law.

Item 1. Description of Business

Business Development

Telzuit Medical Technologies, Inc. (the “Company” or “Telzuit Medical” or “we”) is a Florida corporation incorporated on September 26, 2001. Prior to 2005, the Company, previously known as “Taylor Madison Corp.”, focused its operations on the development and wholesale distribution of fragrances and skincare products. In early 2005, we discontinued all operations and became a shell company, exploring the viability of acquiring an operating company. On May 6, 2005, pursuant to our plan to acquire an operating company, we entered into a Share Exchange Agreement, pursuant to which we acquired all of the issued and outstanding common stock of Telzuit Technologies, Inc. from Telzuit Technologies, LLC in exchange for 2,207,723 shares of our Series B Preferred Stock, which automatically converted into 26,492,676 shares of common stock on August 22, 2005. By acquiring all of the issued and outstanding capital stock of Telzuit Technologies, Inc., we acquired certain know-how, trade secrets and other proprietary intellectual property rights relating to the development of ambulatory medical devices, including the STATPATCHTM Wireless Holter Heart Monitor. On August 22, 2005, we changed our name from “Taylor Madison Corp.” to “Telzuit Medical Technologies, Inc.”, which is more synonymous with our current operations.

Business of the Issuer

Overview

We are a development-stage company focused on developing and marketing ambulatory medical devices that monitor, measure, and record physiological signals generated by the body. Our initial product is our STATPATCHTM Wireless Holter Monitor (the “STATPATCHTM” or the “STATPATCHTM Holter Monitor”), a full 12-lead, wireless holter heart monitor, which measures, records and transmits physiological signals associated with a patient’s cardiovascular system. The STATPATCHTM system is a fully mobile, wireless biometric cardiac data collection system, which is FDA approved through a 510-K submission. Our STATPATCHTM System combines state-of-the-art technology to transmit, receive and store a patient’s biometric cardiac data.

In addition to developing and marketing ambulatory medical devices, we own and operate two medical clinics in the Orlando, Florida area. We are able to provide additional services to patients through a mobile imaging business providing services in central and southern Florida. We acquired our mobile imaging business on August 1, 2006.

Description of Heart Monitor Systems and ECGs

A heart monitor system is a system used to monitor and record changes in physiological signals associated with a patient’s cardiovascular system. Heart monitor systems are used by heart specialists known as cardiologists to collect physiological data for electrocardiogram or “ECG” tests for the purpose of detecting and identifying cardiovascular disease.

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

The other type of heart monitoring device currently being prescribed by physicians is designed to continuously record heart activity over a designated period of time. These devices, which are commonly known as “holter monitors,” are worn by the patient, collect and store information, and are later returned to the physician for evaluation. Continuous heart monitoring devices do not transmit event information to the physician while being worn by the patient.

ECG testing incorporates electrical sensory lead connectors that are attached to vital areas of a patient’s chest. These sensory leads can detect an array of heart activity and other related information. The design of our STATPATCHTM provides for a full twelve-lead (clinical quality) ECG. In addition, the STATPATCHTM System, our wireless monitoring system, can be programmed to transmit information at different time intervals. Our device can be patient activated or automatically activated based on a physician’s prescribed time limits. Because the STATPATCHTM records information on a continuous basis and is also capable of transmitting event information upon its occurrence, we believe that our heart-monitoring device combines the technologies of both event and continuous-type heart monitoring devices.

Description of Current Products

STATPATCHTM Wireless Holter Monitor

In December 2004, we completed the design, fabrication and testing of a pre-production model of our first product for commercialization, our battery-operated, digital, full 12-lead STATPATCHTM Wireless Holter Monitor. Since then, we have been improving the STATPATCHTM by creating second and third generation products. However, additional significant development has continued regarding the entire STATPATCHTM System. The STATPATCHTM System has a substantial amount of highly-technical, state-of-the-art computer hardware, as well as advanced database software, Philips Medical’s FDA-approved algorithm, and a cellular telephone-PDA with specially designed software, all of which communicate to transmit, receive and store a patient’s biometric heart data. Delivery of this biometric heart data to the treating physician can be done by phone, fax, e-mail or via out internet web portal. As discussed below, the STATPATCHTM will be used as the primary component of a 12-lead ambulatory heart monitor system to acquire, process, amplify and store physiological signal data.

The STATPATCHTM is an ambulatory patient heart monitor and recording system that will allow a patient’s heart to be continuously monitored over a period of 24 to 48 hours while the patient carries out his or her daily activities away from the physician’s office or hospital. The STATPATCHTM is comprised of a disposable bandage-like s trip imbedded with lead sensory connectors. A battery attached to the strip activates the lead sensory connectors to transmit heart activity information. The battery life lasts between 24 and 48 hours, at which time the patient must discard the old patch and replace it with a new one.

In operation, the STATPATCHTM is used in conjunction with a PDA capable of recording the data transmitted from our STATPATCHTM. We have designed a communication system as an intranet through which data collected by the STATPATCHTM System is transmitted through any form of cellular technology. Information transmitted by each PDA is routed through cellular towers to a switching station maintained at our corporate offices. We have licensed computer software to monitor the heart activity of patients wearing our STATPATCHTM. This software, which has been developed by Philips Medical and other medical service providers, can detect irregular heart activity.

Patients using the STATPATCHTM are able to move around freely while data is collected and sent in near-real time from the patient to our monitoring center. The patient’s information is sent either via cell phone to the monitoring center or by returning the PDA to the Company or the physician, and is analyzed by the Philips’ algorithm. After the prescribing period, a licensed medical professional is able to access the patient information via secure web portal and download raw data and a report. The STATPATCHTM monitoring procedure typically lasts between 24 to 48 hours. Once the monitoring session is over, the patient disposes of the STATPATCHTM and returns the PDA to the Company or to the prescribing physician. The STATPATCHTM System is entirely diagnostic and is not intended to be a life-saving device.

Description of Products under Development

STATPATCHTM Wireless Event Monitor

The STATPATCHTM Wireless Event Monitor utilizes the same technology as the STATPATCHTM Wireless Holter Monitor. Event monitoring is another method of capturing a patient’s cardiac data and is primarily used when symptoms of an abnormal heart rhythm occur infrequently. The STATPATCHTM Wireless Event Monitor can be used for a longer period of time than a Holter monitor and is consequently more likely to record an abnormal heart rhythm that occurs only infrequently. An event monitoring procedure can last from two to four weeks, according to the instructions of the prescribing physician. The patient replaces the disposable STATPATCHTM with a new one for each day of continuous monitoring. Once the prescribed period has expired, the patient disposes of the STATPATCHTM and returns the PDA to the prescribing physician.

The Company intends to file an application with the FDA for approval of the STATPATCHTM Wireless Event Monitor, which is designed primarily for use with patients in nursing homes and other assisted-living facilities.

STATPATCHTM Sleep Apnea Device

The STATPATCHTM Sleep Apnea Device also utilizes the STATPATCHTM wireless technology to measure, record and transmit cardiac data while a patient is sleeping in the comfort of his or her own home. The Company has filed an application with the U.S. Patent and Trademark Office for this new sleep apnea device, which is designed to assist with diagnosis of this condition in a way that is much less intrusive to the patient than before. According to the National Institutes of Health, it is estimated that sleep apnea currently affects more than 12 million people in the United States.

The Company intends to file an application with the FDA for approval of the STATPATCHTM Sleep Apnea Device.

STATPATCHTM Elderly Patient Wireless Monitoring System

The Company is developing a long-term care monitoring device that utilizes the proprietary STATPATCHTM design (the “Elderly Patient Wireless Monitor”). The Elderly Patient Wireless Monitor is designed primarily for use by patients in nursing homes and assisted living facilities. This product will be used to measure basic biometric data on patient and will be able to alert staff if a patient has fallen. The patient’s data is relayed to both a PDA and a centralized computer to allow the patient’s caregivers to monitor the patient with greater accuracy and effectiveness.

Medical Clinics

During the fiscal year ended June 30, 2006, the Company opened two “walk-in” medical clinics that provide primary medical care service to patients. The clinics are staffed by nurse practitioners, supported by other medical personnel and supervised by our medical director, who is a licensed physician. The “walk-in” clinics are owned and operated by Immediate Quality Care Clinics, Inc., a Florida corporation and wholly-owned operating subsidiary of Telzuit Medical Technologies, Inc.

Mobile Imaging

We own and operate six mobile imaging units that provide ultrasound imaging to clinics and doctors’ offices who contract for our services. We acquired the mobile imaging units on August 1, 2006 by acquiring one hundred percent of the issued and outstanding capital stock of Cedars Diagnostic Labs, Inc., a Florida corporation (“Cedars”) and Atlantic Ultrasound, Inc., a Delaware corporation (“Atlantic”), related entities under common control and operating under the fictitious name “PDS Imaging,” a Florida-based mobile ultrasound and cardiac imaging business. We paid $644,255 cash and agreed to issue 365,853 shares of our common stock to acquire PDS Imaging. We believe the acquisition of PDS Imaging, which provides echocardiograms, ultrasound and other outsourced diagnostic services to physicians and health care facilities in Central Florida, may generate positive cash flow and enable the Company to access a new and expanded patient base.

Competition

The market for ambulatory medical devices is highly competitive, and competition is expected to continue to increase. Many of our existing competitors have significantly greater financial, human, technical and marketing resources than we do. Our competitors may develop products and services that are superior to ours or that achieve greater market acceptance than our offerings. We may not be able to compete successfully against current and future sources of competition and competitive pressures faced by us may have a material adverse affect on our business, results of operations and financial condition. The market for medical monitoring products is characterized by rapidly changing technology, evolving industry standards, and price competition. There are no substantial barriers to entry, and we expect that competition will be intense and may increase. We cannot assure you that we will be able to compete successfully with existing competitors or new competitors. Our principal competitors in the ambulatory heart monitor market include CardioNet, Inc., which markets a 3-lead, ambulatory ECG monitor system claimed to record and wirelessly transmit physiological data by radiofrequency (RF) to a handheld PDA for subsequent modem or Internet transmission; Cardiac Telecom, Inc., which markets an ambulatory heart monitor system claimed to wirelessly transmit ECG data by way of a processor/phone-connected station; Raytel Medical, which markets an ambulatory heart monitor system claimed to transmit data by telephone; Mortara Instrument, which manufacturers and markets a 12-lead Holter ECG system; SGN-Signalife, which is developing a heart monitoring system that employs wire leads attached to the patient’s body and then fed back into a PDA for cardiac monitoring; and Card Guard, which markets event recorders as well as operating monitoring centers through its two divisions in the United States, Instromedix and Lifewatch.

Market Size

Cardiovascular disease is the leading cause of death in the industrialized world. According to the American Heart Association’s “Heart Disease and Stroke Statistics-2006 Update” (available at www.americanheart.org):

•	Approximately 71,300,000 people in the United States suffer from one or more types of cardiovascular disease;

•	Heart disease and stroke, the principal components of cardiovascular disease, claim more lives in the United States each year than the next five leading causes of death combined;

•	In 2003, cardiovascular disease accounted for 37.3% of all deaths, or one of every 2.7 deaths in the United States;

•	Patients who have suffered heart attacks in the United States number 7.2 million, congestive heart failure 5.0 million, and angina 6.5 million; and

•	In 2005, the estimated direct and indirect cost of cardiovascular disease in the United States was $403.1393.5 billion.

The Centers for Disease Control and Prevention (CDC) has stated that, if all forms of major cardiovascular disease were eliminated, life expectancy would rise by almost seven years while, in comparison, if all forms of cancer were eliminated, the gain in life expectancy would be only three years.

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

Pricing Strategy

Our revenues are anticipated to come primarily through reimbursements from Medicare and insurance providers for the monitoring and information collecting services that we will provide. Current Medicare and most insurance coverage provides reimbursements for heart monitoring and analysis, heart activity recording and patient activation services. We may also sell the STATPATCHTM System to medical practices and payors of medical care.

Physicians who prescribe heart-monitoring devices also receive reimbursements from Medicare and insurance providers for patient hook-up, patient evaluation, and data review services they provide.

Manufacturing Capacity

We have begun the production of our STATPATCHtm utilizing third party FDA-certified contract manufacturers. Most of the components of our products are standard parts available from multiple supply sources at competitive prices. This, coupled with the significant start-up cost advantages associated with contractors, minimizes production and product costs.

Research and Development

We currently conduct research and early stage development activities in-house with our technical staff and engineering consultants. We retain title to all improvements or enhancements to our technology developed by or worked on by our engineering consultants under their contracts. The research and development expenses for Telzuit Medical Technologies, Inc. during the fiscal year ending June 30, 2006 was $245,852, for the six month transition period ending June 30, 2005 was $86,466, and for the fiscal year ending December 31, 2004 was $341,303. None of these expenditures were borne by customers. We have budgeted $500,000 for research and development for the fiscal year ending June 30, 2007.

Regulatory Overview

Our products are medical devices subject to extensive regulation by the United States Food and Drug Administration (“FDA”) and other regulatory agencies. FDA regulations govern, among other things, the following activities that we perform and will continue to perform in connection with our medical devices:

•	product design and development;

•	product testing;

•	product manufacturing;

•	product labeling and packaging;

•	product handling, storage, and installation;

•	pre-market clearance or approval;

•	advertising and promotion; and

•	product sales, distribution, and servicing.

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

The 510(k) clearance process is the process applicable to our current products. To obtain 510(k) clearance, we must submit a pre-market notification to the FDA demonstrating that the proposed device is substantially equivalent to a previously cleared 510(k) device, a device that was in commercial distribution before May 28, 1976, for which the FDA has not yet called for the submission of pre-market approval applications, or is a device that has been reclassified from class III to either class II or I. The FDA’s 510(k) clearance process usually takes from three to twelve months from the date the application is submitted and filed by the FDA, but it can take significantly longer.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new 510(k) clearance or could require pre-market approval. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or pre-market approval is obtained.

A pre-market approval application must be submitted if the medical device is in class III (although the FDA has the discretion to continue to allow certain pre-amendment class III devices to use the 510(k) process) or cannot be cleared through the 510(k) process. A pre-market approval application must be supported by, among other things, extensive technical, preclinical, clinical trials, manufacturing and labeling data to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device.

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

After a medical device is placed on the market, numerous FDA regulatory requirements apply, including, but not limited to the following:

•	Quality System regulation which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures during the manufacturing process;

•	Establishment Registration, which requires establishments involved in the production and distribution of medical devices, intended for commercial distribution in the U.S. to register with the FDA;

•	Medical Device Listing which requires manufacturers to list the devices they have in commercial distribution with the FDA;

•	Labeling regulations, which prohibit “misbranded” devices from entering the market and prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling;

•	Medical Device Reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur.

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include one or more of the following sanctions:

•	fines, injunctions, and civil penalties;

•	mandatory recall or seizure of our products;

•	administrative detention or banning of our products;

•	operating restrictions, partial suspension or total shutdown of production;

•	refusing our request for 510(k) clearance or pre-market approval of new product versions;

•	revocation of 510(k) clearance or pre-market approvals previously granted; and

•	criminal penalties.

Patents and Licenses

United States Patent Applications

We hold the following patent applications filed with the United States Patent and Trademark Office:

•	Serial No. 10/476,437, captioned WIRELESS MEDICAL MONITORING APPARATUS AND SYSTEM filed on October 3, 2003, which relates to the field of medical monitoring of patients and, more particularly, to a disposable electrode patch and apparatus for wireless monitoring of medical patients;

•	Serial No. 60/701,016, captioned WIRELESS MONITOR FOR SLEEP APNEA, filed on July 20, 2005 which relates to a medical monitoring apparatus and, more specifically, to a wireless patch for monitoring sleep apnea; and

•	Serial No. 60/720,997, captioned ELDERLY PATIENT WIRELESS MONITORING SYSTEM, filed on September 27, 2005 which relates to medical monitoring and, more specifically, to a disposable electrode patch and apparatus for wireless monitoring of elderly patients and similarly debilitated individuals.

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

Provisional patent application serial no. 60/701,016 captioned WIRELESS MONITOR FOR SLEEP APNEA filed on July 20, 2005, and Serial No. 60/720,997 captioned ELDERLY PATIENT WIRELESS MONITORING SYSTEM filed on September 27, 2005, will not be examined by the United States Patent and Trademark Office. The patent for the sleep apnea wireless monitor was converted to a utility patent application on July 19, 2006 and has been assigned Serial No. PCT/US06/27771.

Foreign Patents and Patent Applications

We hold the following patents issued in foreign countries for our technology:

•	South African Patent No. 2003/8435 issued November 24, 2004.

•	Singapore Patent No. 200306482-1 issued May 3, 2002.

We also hold the following patent applications filed in foreign countries:

•	Australia – Serial No. 2002308580, captioned WIRELESS MEDICAL MONITORING APPARATUS AND SYSTEM filed on October 27, 2003, which relates to the field of medical monitoring of patients and, more particularly, to a disposable electrode patch and apparatus for wireless monitoring of medical patients;

•	Canada – Serial No. 2445385 captioned WIRELESS MEDICAL MONITORING APPARATUS AND SYSTEM filed on October 27, 2003, which relates to the field of medical monitoring of patients and, more particularly, to a disposable electrode patch and apparatus for wireless monitoring of medical patients;

•	Europe – Serial No. 02769318.3 captioned WIRELESS MEDICAL MONITORING APPARATUS AND SYSTEM filed on November 12, 2003, which relates to the field of medical monitoring of patients and, more particularly, to a disposable electrode patch and apparatus for wireless monitoring of medical patients;

•	India – Serial No. 0178/DELNP/2003 captioned WIRELESS MEDICAL MONITORING APPARATUS AND SYSTEM filed on October 29, 2003, which relates to the field of medical monitoring of patients and, more particularly, to a disposable electrode patch and apparatus for wireless monitoring of medical patients;

•	Japan – Serial No. 586810-2002 captioned WIRELESS MEDICAL MONITORING APPARATUS AND SYSTEM filed on October 29, 2003, which relates to the field of medical monitoring of patients and, more particularly, to a disposable electrode patch and apparatus for wireless monitoring of medical patients;

•	Mexico – Serial No. PA/a/2003/010059 captioned WIRELESS MEDICAL MONITORING APPARATUS AND SYSTEM filed on November 3, 2003, which relates to the field of medical monitoring of patients and, more particularly, to a disposable electrode patch and apparatus for wireless monitoring of medical patients;

•	New Zealand – Serial No. 529191 captioned WIRELESS MEDICAL MONITORING APPARATUS AND SYSTEM filed on October 29, 2003, which relates to the field of medical monitoring of patients and, more particularly, to a disposable electrode patch and apparatus for wireless monitoring of medical patients; and

•	South Korea – Serial No. 10-2003-7014237 captioned WIRELESS MEDICAL MONITORING APPARATUS AND SYSTEM filed on October 24, 2003, which relates to the field of medical monitoring of patients and, more particularly, to a disposable electrode patch and apparatus for wireless monitoring of medical patients.

Costs and Effects of Compliance with Environmental Laws

There are no special or unusual environmental laws or regulations that will require us to make material expenditures or that can be expected to materially impact the operation of our business.

Employees

At June 30, 2006, we had eleven (11) full-time employees. With the acquisition of the mobile imaging business in August 2006, we now have twenty-one (21) full-time employees. None of our employees are represented by a labor union and we consider our relationships with our employees to be good.

RISK FACTORS

In addition to the other information presented in this Annual Report on Form 10-KSB, the following should be carefully considered in evaluating the Company and its business. This Report contains forward-looking statements that involve risks and uncertainties. The Company’s actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed below and elsewhere in this Report.

Risks Relating To Our Business

We have a limited operating history upon which you can evaluate our business.

To date, we are a development stage company principally engaged in research and development, organizational and startup activities which has not yet introduced our heart monitoring products to market. Our limited operating history will make it difficult, if not impossible, to predict future operating results and to assess the likelihood of our business success in considering an investment in our Company. Risks and issues inherent in the establishment and expansion of a new business enterprise which we face include, among others, problems of entering new markets, marketing new technologies, hiring and training personnel, acquiring reliable facilities and equipment, and implementing operational controls. As a development stage company, we are also subject to risks and or levels of risk that are often greater than those encountered by companies with established operations and relationships. Development stage companies often require significant capital from sources other than operations. Since we are a start-up business, our management and employees will shoulder the burdens of the business operations and a workload associated with company growth and capitalization that is disproportionately greater than that for an established business. We cannot give you any assurance that we will successfully address these risks. Our prospects must be considered speculative, which may limit our ability to encourage further investment in our Company.

We have accumulated losses since our inception. Our continued inability to generate revenues and profits could cause us to go out of business.

We have incurred cumulative net losses after preferred dividends in the amount of $26,619,041 from our inception through June 30, 2006. Once we commence marketing our heart monitoring products, we project that we will not be cash flow positive based solely on projected sales and service revenues less manufacturing, general and administrative, marketing expenses and other operating costs for an indefinite period of time. We anticipate that we will continue to incur substantial operating losses for the foreseeable future, notwithstanding any anticipated revenues we may receive when our products are initially introduced to markets, due to the significant costs associated with the development and marketing of our products and services.

We may not be able to implement our business strategies, which could impair our ability to continue operations.

Implementation of our business strategies will depend, in large part, on our ability to (i) attract a significant number of customers; (ii) effectively introduce acceptable products and services to our customers; (iii) obtain adequate financing on favorable terms to fund our business strategies; (iv) maintain appropriate procedures, policies, and systems; (v) hire, train, and retain skilled employees; (vi) continue to operate with increasing competition in the medical industry; (vii) establish, develop and maintain name recognition; and (viii) establish and maintain beneficial relationships with third-party manufacturers and third party payors. Our inability to obtain or maintain any or all these factors could impair our ability to implement our business strategies successfully, which could have material adverse effects on our results of operations and financial condition.

We may be unsuccessful in managing our growth, which could prevent us from becoming profitable.

While it may not be realized, we are planning for significant growth for the foreseeable future. Our growth may place a significant strain on our management, financial and operating resources. Failure to manage this growth effectively could have a material adverse affect on our financial condition or results of operations. Part of our business strategy may be to acquire assets or other companies that will complement our existing business. We are unable to predict whether or when any material transaction will be completed should negotiations commence. If we proceed with any such transaction, we may not effectively integrate the acquired operations with our own operations. We also may seek to finance any such acquisition by debt financings or issuances of equity securities, and such financing may not be available on acceptable terms or at all.

If we are unable to raise additional working capital, we will be unable to fully fund our operations and to otherwise execute our business plan, leading to the reduction or suspension of our operations and ultimately our going out of business.

We believe that our currently available working capital will be sufficient to continue our business for at least the next twelve (12) months. However, should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through the acquisition of new products, the depletion of our working capital would be accelerated. To the extent that it becomes necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we will seek to raise it through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. We currently do not have any binding commitments for, or readily available sources of, additional financing. We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

Even if we are able to raise additional financing, we might not be able to obtain it on terms that are not unduly expensive or burdensome to the Company or disadvantageous to our existing shareholders.

Even if we are able to raise additional cash or working capital through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or the satisfaction of indebtedness without any cash outlay through the private issuance of debt or equity securities, the terms of such transactions may be unduly expensive or burdensome to the Company or disadvantageous to our existing shareholders. For example, we may be forced to sell or issue our securities at significant discounts to market, or pursuant to onerous terms and conditions, including the issuance of preferred stock with disadvantageous dividend, voting or veto, board membership, conversion, redemption or liquidation provisions; the issuance of convertible debt with disadvantageous interest rates and conversion features; the issuance of warrants with cashless exercise features; the issuance of securities with anti-dilution provisions; and the grant of registration rights with significant penalties for the failure to quickly register. If we raise debt financing, we may be required to secure the financing with all of our business assets, which could be sold or retained by the creditor should we default in our payment obligations. We also might be required to sell or license our products or technologies under disadvantageous circumstances we would not otherwise consider, including granting licenses with low royalty rates and exclusivity provisions.

Our products are highly regulated. We will not be able to introduce our products to market if we cannot obtain the necessary regulatory approvals. If we are unable to obtain regulatory approvals for our products in selected key markets at all or in a timely manner, we will not be able to grow as quickly as expected, and the loss of anticipated revenues will also reduce our ability to fully fund our operations and to otherwise execute our business plan. Our failure to receive the regulatory approvals in the United States would likely cause us to go out of business.

Our products will be medical devices that are subject to extensive regulation in the U.S. and in foreign countries where we plan to do business. Unless an exemption applies, each medical device that we wish to market in the U.S. must first receive either 510(k) clearance or pre-market approval from the U.S. Food and Drug Administration (FDA). Either process can be lengthy and expensive. The FDA’s 510(k) clearance process, also known as “pre-market notification,” is the process applicable to our current products. It usually takes from three to twelve months from the date the application is submitted and filed by the FDA, but may take significantly longer. Although we have obtained 510(k) clearances for our current products, our clearances may be revoked by the FDA if safety or effectiveness problems develop with the devices. The pre-market approval process is a much more costly, lengthy and uncertain process. It generally takes from one to three years from the date the application is submitted and filed with the FDA, and may take even longer. Achieving pre-market approval may take numerous clinical trials and require the filing of numerous amendments over time. The FDA has discretion at any time to request pre-market approval applications from us and all manufacturers of similar devices. If the FDA calls for pre-market approval applications, we will be required to submit and obtain approvals for such devices within a specified period of time determined by the FDA. If we fail to do so, we will not be allowed to continue marketing these products, which could cause our revenues to decline. If we are unable to obtain additional clearances or approvals needed to market existing or new products, or obtain such clearances or approvals in a timely fashion, it could adversely affect our revenues and profitability.

Modification to our marketed devices may require new 510(k) clearances or pre-market approvals or require us to cease marketing or recall the modified devices until such clearances or approvals are obtained.

Any modification to an FDA cleared medical device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new FDA 510(k) clearance or possibly pre-market approval. The FDA requires every manufacturer to make its own determination as to whether a modification requires a new 510(k) clearance or pre-market approval, but the FDA may review and disagree with any such decision by the manufacturer. In the future, we may make modifications to our products after they have received FDA clearance or approval, and in appropriate circumstances, determine that new clearance or approval is unnecessary. The FDA may disagree with our decisions not to seek new clearance or approval and may require us to obtain 510(k) or pre-market approval. If the FDA requires us to seek clearance or approval for any modifications to a previously cleared product, we may be required to cease marketing or recall the modified device until it obtains the necessary clearance or approval. Under these circumstances, we may also be subject to significant regulatory fines or other penalties.

If our suppliers fail to comply with the FDA’s Quality System regulations, our manufacturing operations could be delayed, and our product sales and profitability could suffer.

The manufacturing processes for our products must comply with the FDA’s Quality System regulation, which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our products. The FDA enforces the Quality System regulation through unannounced inspections. If we fail a

Quality System regulation inspection or if our corrective action plan is not sufficient, the FDA may bring an enforcement action against us and our operations could be disrupted and our manufacturing delayed. If we fail to take adequate corrective action in response to any serious compliance issue raised by the FDA, we could face various enforcement actions, which could include a shut-down of our manufacturing operations and/or a recall of our products, which would cause our product sales and profitability to suffer.

Even after receiving FDA clearance or approval, our products may be subject to product recalls, which may harm our reputation.

The FDA and similar governmental authorities in other countries have the authority to make a mandatory recall or order the removal from the market of our products in the event of material deficiencies or defects in design, manufacture, or labeling of the device. A government mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors or design defects, including labeling defects. Any recall of our products may divert managerial and financial resources and harm our business.

Our business is subject to rapid scientific change, which could have a material adverse affect on our operations.

The market for ambulatory medical products and services is characterized by rapid scientific developments, evolving industry standards and customer demands, and frequent new product introductions and enhancements. Our future success will depend in significant part on our ability to continually improve our offerings in response to both evolving demands of the marketplace and competitive product offerings, and we may be unsuccessful in doing so.

We substantially depend upon third parties for payment of services, which could have a material adverse affect on our cash flows and results of operations.

Many of our customers will rely upon third party reimbursements from third party payors to cover all or a portion of the cost of our products. As such, we rely on the cooperation of numerous third party payors, including, but not limited to, Medicare, Medicaid and various insurance companies, in order to get paid for performing services on behalf of our clients. Wherever possible, the amount of such third party payments is governed by contractual relationships in cases where we are a participating provider for a specified insurance company or by established government reimbursement rates in cases where we are an approved provider for a government program such as Medicare. However, we do not have a contractual relationship with many of the insurance companies with whom we deal, nor are we necessarily able to become an approved provider for all government programs. In such cases, we are deemed to be a non-participating provider and there is no contractual assurance that we are able to collect the amounts billed to such insurance companies or government programs. Currently, we are not a participating provider with the majority of the insurance companies we bill for our services. Until such time as we become a participating provider with such insurance companies, there can be no contractual assurance that we will be paid for the services we bill to such insurance companies, and such third parties may change their reimbursement policies for non-participating providers in a manner that may have a material adverse affect on our cash flow or results of operations.

We intend to rely upon the third-party FDA-approved manufacturers or suppliers to manufacture our heart monitoring products. Should these manufacturers fail to perform as expected, we will need to develop or procure other manufacturing sources, which would cause delays or interruptions in our product supply and result in the loss of significant sales and customers.

We currently have no internal manufacturing capability and will rely extensively on FDA-approved licensees, strategic partners or third party contract manufacturers or suppliers. Should we be forced to manufacture our products, we cannot give you any assurance that we will be able to develop an internal manufacturing capability or procure third party suppliers. Moreover, we cannot give you any assurance that any contract manufacturers or suppliers we procure will be able to supply our product in a timely or cost effective manner, or in accordance with applicable regulatory requirements or our specifications.

The market for our products and services is highly competitive, which could have a material adverse affect on our business, results of operations and financial condition.

The market for ambulatory medical devices is highly competitive and competition is expected to continue to increase. Many of our existing competitors have significantly greater financial, human, technical and marketing resources than we do. Our competitors may develop products and services that are superior to ours or that achieve greater market acceptance than our offerings. We may not be able to compete successfully against current and future sources of competition, and competitive pressures faced by us may have a material adverse affect on our business, results of operations and financial condition. The market for medical monitoring products is characterized by rapidly changing technology, evolving industry standards and price competition. There are no substantial barriers to entry, and we expect that competition will be intense and may increase. We cannot assure you that we will be able compete successfully with existing competitors or new competitors.

The steps taken by us to protect our proprietary rights may not be adequate, which could have a material adverse affect on our business, results of operations and financial condition.

We rely on a combination of patent, patent pending, copyright, trademark and trade secret laws to protect our intellectual properties. We cannot give you any assurance that these measures will prove to be effective in protecting our intellectual properties. We also cannot give you any assurance that our existing patents will not be invalidated, that any patents we currently or prospectively apply for will be granted, or that any of these patents will ultimately provide significant commercial benefits. Further, competing companies may circumvent any patents that we may hold by developing products which closely emulate but do not infringe our patents. While we intend to seek patent protection for our products in selected foreign countries, those patents may not receive the same degree of protection as they would in the United States. We can give you no assurance that we will be able to successfully defend our patents and proprietary rights in any action we may file for patent infringement. Similarly, we can not give you any assurance that we will not be required to defend against litigation involving the patents or proprietary rights of others, or that we will be able to obtain licenses for these rights. Legal and accounting costs relating to prosecuting or defending patent infringement litigation may be substantial. We also rely on proprietary designs, technologies, processes and know-how not eligible for patent protection. We cannot give you any assurance that our competitors will not independently develop the same or superior designs, technologies, processes and know-how. While we have and will continue to enter into proprietary rights agreements with our employees and third parties giving us proprietary rights to certain technology developed by those employees or parties while engaged by our Company, we can give you no assurance that courts of competent jurisdiction will enforce those agreements.

Unfavorable results of contingent claims of our former Chief Executive Officer and other affiliates may have a material adverse affect on our business, results of operations and financial condition.

In November 2003, we removed Richard Krampe as our chief executive officer due to disagreements over compensation issues. Mr. Krampe is employed by Focused Strategies, Inc. (“FSI”), a Florida Corporation which is owned and controlled by his brother, Mark Krampe. FSI entered into an agreement with us on March 16, 2001 (the “Engagement Agreement”) through which Richard Krampe agreed to provide consulting, marketing and other services. We have paid FSI approximately $85,000 under the agreement and additional amounts of approximately $650,000 are claimed by FSI to be owed which we have disputed. We also cancelled 7,227,082 Class A Units that, in our opinion, had been improperly issued to FSI for no consideration. The court has set a trial date of January 2007. For a more detailed discussion, see “Item 3 - Legal Proceedings” below. We cannot predict the outcome of these claims, nor can we assure you that further litigation relating to these claims will not take place.

Heath care reform could have a material adverse effect on our business, results of operations and financial condition.

As a result of the escalation of health care costs and the inability of many individuals and employers to obtain affordable health insurance, numerous proposals have been or may be introduced in the United States Congress and state legislatures. Further, other proposals are being considered relating to health care reform. Such proposals have included, among other things, provision of universal access to health care, reforming the payment methodology for health care goods and services by both the public (Medicare and Medicaid) and private sectors, and methods to control or reduce public and private spending on health care. The ultimate timing or effect such reforms may have on us cannot be predicted and no assurance can be given that any such reforms will not have a material adverse effect on our revenues and/or earnings. Short-term cost containment initiatives may vary substantially from long-term reforms and may impact us in different ways.

Risks Relating to an Investment in Our Securities

Our common shares are sporadically or “thinly” traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

Our common shares have historically been sporadically or “thinly” traded, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven development stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without a material reduction in share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near ask prices or at all if you need money or otherwise desire to liquidate your shares.

The sale of a large amount of common shares held by our shareholders or our executive officers or directors, or the perception that such sales could occur, could substantially depress the prevailing market prices for our shares.

Some of our executive officers and directors hold large amounts of common shares that they may sell under Rule 144 subject to control stock volume limitations. We have registered these shares under a resale prospectus contained in a registration statement on Form S-8, filed with the U.S. Securities and Exchange Commission (the “SEC”) on September 1, 2005 and amended September 16, 2005, which increases the overall number of such shares that those officers and directors may sell on the public markets subject to volume restrictions imposed under Form S-8. Some of our executive officers and directors also hold common stock purchase warrants entitling them to acquire large amounts of common shares. We have also registered these shares under a resale prospectus contained in the Registration Statement on Form S-8, which provides those officers and directors with a mechanism to immediately sell such shares on the public markets subject to volume restrictions imposed under Form S-8.

There are no foreseeable dividends on our common shares.

We do not anticipate paying any dividends on our common shares in the foreseeable future. Rather, we plan to retain earnings, if any, for the operation and expansion of our business.

The elimination of monetary liability against our directors, officers and employees under our certificate of incorporation and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our Company and may discourage lawsuits against our directors, officers and employees.

Our certificate of incorporation contains provisions which eliminate the liability of our directors for monetary damages to our Company and shareholders to the maximum extent permitted under Florida corporate law. Our bylaws also require us to indemnify our directors to the maximum extent permitted by Florida corporate law. We may also have contractual indemnification obligations under our agreements with our directors, officers and employees. The foregoing indemnification obligations could result in our Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors, officers and employees, which we may be unable to recoup. These provisions and resultant costs may also discourage our Company from bringing a lawsuit against directors, officers and employees for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors, officers and employees even though such actions, if successful, might otherwise benefit our Company and shareholders.

As of June 30, 2006, we had a material weakness in our internal control over financial reporting, and we might find other material weaknesses in the future which may adversely affect our ability to provide timely and reliable financial information and satisfy our reporting obligations under federal securities laws.

As of June 30, 2006, we did not maintain effective controls over the completeness and accuracy relating to the accounting and disclosure for Series A preferred equity issuances and complex and non-standard stockholders’ equity transactions. Our management has determined that we have “material weaknesses” in our internal control over financial reporting relating to the accounting and disclosure for equity issuance, including complex and non-standard stockholders’ equity transactions.

We might find other material weaknesses in our internal control over financial reporting in future periods. To the extent that any significant or material weaknesses exist in our internal control over financial reporting, such weaknesses may adversely affect our ability to provide timely and reliable financial information necessary for the conduct of our business and satisfaction of our reporting obligations under federal securities laws.

We may not be able to implement Section 404 of the Sarbanes-Oxley Act on a timely basis.

The Securities and Exchange Commission (the “SEC”), as directed by Section 404 of The Sarbanes Oxley Act, adopted rules generally requiring each public company to include a report of management on the company’s internal controls over financial reporting in its annual report on Form 10-KSB that contains an assessment by management of the effectiveness of the company’s internal controls over financial reporting. In addition, the company’s independent registered accounting firm must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. This requirement will first apply to our annual report on Form 10-KSB for the fiscal year ending June 30, 2008.

We have not yet developed a Section 404 implementation plan. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. How companies should be implementing these new requirements including internal control reforms to comply with Section 404’s requirements and how independent auditors will apply these requirements and test companies’ internal controls, is still reasonably uncertain.

We expect that we will need to hire and/or engage additional personnel and incur incremental costs in order to complete the work required by Section 404. There can be no assurance that we will be able to complete a Section 404 plan on a timely basis. Our liquidity position in fiscal 2007 and fiscal 2008 may also impact our ability to adequately fund our Section 404 efforts.

Additionally, upon completion of a Section 404 plan, we may not be able to conclude that our internal controls over financial reporting are effective, or in the event that we conclude that our internal controls are effective, our independent accountants may disagree with our assessment and may issue a report that is qualified. This could subject our Company to regulatory scrutiny and a loss of public confidence in our internal controls. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could negatively affect our operating results or cause us to fail to meet our reporting obligations.

Item 2. Description of Property

Our principal executive office is currently located at 5422 Carrier Drive, Suite 306, Orlando, Florida 32819. Our premises currently occupy 2,688 square feet. We intend to expand our offices in November 2006 through the lease of an additional 2,316 square feet of space directly proximate to our current location. We believe the additional space will be sufficient to meet our expected expansion and future operating needs. The premises are utilized for general and administrative purposes and include a monitoring center that is part of the service we offer to users of the STATPATCHTM System.

The lease for the corporate offices expires on November 30, 2008. The base annual rent under the lease during the current term of the lease is $47,040, payable in equal monthly installments. Beginning November 1, 2006, with the additional space, the base rent will be $87,500 per annum, subject to 3% per annum increases. The landlord is also entitled to an additional annual rent, payable in monthly installments, representing our proportionate share of the property’s operating expenses, such as property taxes, common area costs, parking lot maintenance, and administrative expenses.

We also lease space for our two outpatient clinics, the “Metrowest Clinic” and the “University Clinic.” We lease 1,518 square feet at 2411 South Hiawassee Road, Suite 23, Orlando, Florida 32835 for the “Metrowest Clinic”. This lease commenced on February 4, 2006 and expires on January 31, 2011. The initial base rent is $45,540 per annum. Annual increases are based on the CPI, but will be no less than 4% per annum. We lease 2,485 square feet at 3403 Technological Avenue, Suite 16, Orlando, Florida 32817 for the “University Clinic”. This lease commenced on March 1, 2006 and expires on February 28, 2011. The initial base rent is $39,213 per annum, and annual increases are 4%.

With the acquisition of the mobile imaging business on August 1, 2006, we also acquired ownership or leasehold interests on six (6) vehicles and various medical ultrasound equipment.

In the opinion of management, all of the property described above is adequately covered by insurance.

Item 3. Legal Proceedings

Focused Strategies, Inc. v. Telzuit Technologies, LLC and Telzuit Technologies, Inc.

On June 6, 2005, Focused Strategies, Inc., a Florida corporation, filed a Complaint for Damages and Declaratory Relief in the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida, titled Focused Strategies, Inc. v. Telzuit Technologies, LLC and Telzuit Technologies, Inc., Case No. 48-2005-CA-004920-O (the “FSI Complaint”). On July 15, 2005, Telzuit Technologies, LLC and Telzuit Technologies, Inc. filed an Introduction, Answer, Defenses, Counterclaims and Third Party Claims of the Defendants (the “Answer and Counter-Claim”). Telzuit Technologies, Inc. is a Florida corporation and wholly-owned subsidiary of Telzuit Medical. Telzuit Technologies, LLC is a Florida limited liability company which owns shares of the issued and outstanding capital stock of Telzuit Medical.

Telzuit Technologies, LLC hired Focused Strategies, Inc. to provide consulting services pursuant to an Engagement Agreement dated March 16, 2001, (the “Engagement Agreement”). In the FSI Complaint, Focused Strategies, Inc. alleges that it performed its duties and obligations under the Engagement Agreement and seeks damages of $818,678 for alleged unpaid professional fees and expenses. In addition, in the FSI Complaint, Focused Strategies, Inc. requests declaratory relief seeking (a) a determination as to the current ownership of Telzuit Technologies, LLC, including the determination as to the ownership of 7,625,000 units of membership interest that had previously been issued to FSI; (b) a determination as to the controlling ownership group of Telzuit Technologies, LLC; and (c) a determination as to the validity of the Share Exchange Agreement, dated May 6, 2005, between Telzuit Technologies, LLC, Telzuit Medical, et. al., providing for the transfer of all of the issued and outstanding capital stock of Telzuit Technologies, Inc. to Telzuit Medical in exchange for capital stock of Telzuit Medical.

The management of Telzuit Technologies, LLC, Telzuit Technologies, Inc., and Telzuit Medical believe that Focused Strategies, Inc.’s claims are not substantiated by the facts, are without merit, and intend to defend their positions vigorously. In the Answer and Counter-Claim, Telzuit Technologies, Inc. and Telzuit Technologies, LLC assert a number of defenses in response to the allegations made in the FSI Complaint, including fraud, breach of contract, and self-dealing. In addition and included with the Answer and Counter-Claim, Telzuit Technologies, Inc. and Telzuit Technologies, LLC have filed counterclaims against Mark Krampe, individually, and his affiliate, MKCS, Inc., based on fraud and breach of implied contract. In connection with each of these claims, Telzuit Technologies, Inc. and Telzuit Technologies, LLC seek damages in excess of $15,000. The parties mediated their respective claims on March 3, 2006, but were unsuccessful in reaching an agreement to resolve the lawsuit. The court has set a trial date of January 9, 2007.

Except as set forth above, as of June 30, 2006, there are no other material pending legal or governmental proceedings relating to our Company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II.

Item 5. Market for Common Equity, Related Stockholders Matters and Small Business Issuer Purchases of Equity Securities

Our common shares are currently quoted on the OTC Bulletin Board (OTCBB) under the symbol “TZMT.” The OTCBB is a regulated provider of pricing and financial information for the over-the-counter (OTC) securities market. From June 2004 until commencement of quotation on OTCBB on August 15, 2005, our common shares were traded on the Pink Sheets under the symbol “TMDN.” Prior to June 2004, our common shares were quoted on the American Stock Exchange (AMEX) under the symbol “NMC.”

The following table sets forth the quarterly high and low bid prices for our common shares for the periods indicated. The prices set forth below represent inter-dealer quotations, without retail mark-up, mark-down or commission and may not be reflective of actual transactions.

Period (Fiscal Year)	High	Low
2006:
Fourth Quarter ending June 30, 2006	$0.65	$0.20
Third Quarter ending March 31, 2006	$2.75	$0.43
Second Quarter ending December 31, 2005	$5.25	$2.39
First Quarter ending September 30, 2005 [1]	$5.95	$4.40

2005:
Fourth Quarter ending June 30, 2005 [1]	$0.29	$0.016
Third Quarter ending March 31, 2005 [1]	$0.02	$0.016
Second Quarter ending December 31, 2004 [1]	$0.035	$0.011
First Quarter ending September 30, 2004 [1]	$0.07	$0.025

[1]	Amounts have not been adjusted to reflect a 1 for 31 reverse stock split of the Company’s issued and outstanding common stock effective as of August 22, 2005.

Holders

On June 30, 2006, there were 550 holders of record, according to a shareholders’ list provided by our transfer agent, American Stock Transfer & Trust Company. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name.

Dividends

We have never paid cash dividends on our capital stock and do not anticipate paying any cash dividends with respect to those securities in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion and development of our business. Any future determination to pay cash dividends will be at the sole discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and other factors, as our Board may deem relevant at that time. Our Board of Directors has the right to authorize the issuance of preferred stock, without further shareholder approval, the holders of which may have preferences over the holders of the common stock as to the payment of dividends. Pursuant to a Securities Purchase Agreement dated as of May 26, 2006, the Company issued a series of 10% Senior Secured Convertible Debentures. Pursuant to the terms of such debentures, the Company has agreed to not issue cash dividends on its equity securities without written consent of the holders of at least 66% of the principal amount of the then outstanding debentures.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of June 30, 2006 about the Company’s common stock that may be issued to employees or directors under the Company’s equity compensation plans.

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	-0-		-0-		-0-
Equity compensation plans not approved by stockholders	2,300,000-	(1),(2)	$0.50	(1),(2)	749,249	(3)
TOTAL	2,300,000		-0-		749,249

(1)	On June 16, 2006, the Company and Warren Stowell entered into an Employment Agreement effective as of May 8, 2006. Pursuant to the terms of the Employment Agreement, Mr. Stowell is eligible to receive a warrant or stock option for the purchase of 2,000,000 shares of common stock at an exercise price of $.50 per share (referred to in this paragraph as the “Warrant Shares”). Twenty-five percent of the Warrant Shares vested on the effective date of the Employment Agreement, and on each anniversary of the effective date of the Employment Agreement an additional twenty-five percent of the Warrant Shares will vest.
(2)	On May 9, 2006, the Company authorized the issuance to Warren Stowell of a warrant exercisable for 300,000 shares of common stock. As of the date of this filing, the warrant has not been issued to Mr. Stowell and the terms of the warrant have not been finalized.
(3)	On August 18, 2005, the Board of Directors of the Company approved the Telzuit Medical Technologies, Inc. Equity Compensation Plan of 2005 (the “2005 Plan”). A total of 2,024,000 shares of common stock are authorized for issuance under the Plan. All securities issued pursuant to the 2005 Plan have been issued in the form of stock grants.
(4)	In August 2006, the Company and Jerry Balter entered into an Employment Agreement effective as of July 11, 2006. Pursuant to the terms of the Employment Agreement, Mr. Balter is eligible to receive stock options for the purchase of 1,000,000 shares of common stock at an exercise price of $.50 per share (the referred to in this paragraph as the “Warrant Shares”). Twenty-five percent of the Warrrant Shares vested on the effective date of the Employment Agreement, and on each anniversary of the effective date of the Employment Agreement an additional twenty-five percent of the Warrant Shares will vest.

Item 6. Management’s Discussion and Analysis or Plan of Operation

The following is a discussion of the financial condition and results of operations of the Company for the fiscal year ended June 30, 2006, the six month transition period ended June 30, 2005, and the fiscal year ended December 31, 2004. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report.

Overview

Telzuit Medical is a company focused on developing and marketing ambulatory medical devices which monitor, measure, and record physiological signals generated by the body. Our initial product is our “StatPatch Wireless Holter Monitor” (the “STATPATCHTM” or the “STATPATCHTM Holter Monitor”), a 12-lead, wireless holter heart monitor which measures, records, and transmits physiological signals associated with a patient’s cardiovascular system. The STATPATCHTM system is FDA approved through a 510-K submission. In addition the Company provides services to patients through two medical clinics located in the Orlando area and through a mobile imaging business providing services in central and southern Florida. The mobile imaging business was acquired on August 1, 2006.

Prior Going Concern; Development Stage Company

In early 2005, Taylor Madison Corp. discontinued operations and became a shell company with no operations. On May 6, 2005, Taylor Madison Corp. entered into the Share Exchange Agreement with Telzuit Technologies, LLC. Pursuant to the Share Exchange Agreement, Taylor Madison Corp. acquired all of the issued and outstanding capital stock of Telzuit Technologies, Inc., in exchange for 2,207,723 of Taylor Madison Corp.’s Series B

Preferred Stock, since converted into 26,492,676 shares of common stock of the Company. The companies are now collectively doing business as Telzuit Medical Technologies, Inc. By acquiring all of the issued and outstanding capital stock of Telzuit Technologies, Inc., Taylor Madison Corp. acquired certain know-how, trade secrets and other proprietary intellectual property rights relating to the development of ambulatory medical devices, including the STATPATCHTM Wireless Holter Monitor (collectively referred to herein as the “STATPATCHTM Technologies”). As a result of the closing of the transactions contemplated by the Share Exchange Agreement, including the 1-for-31 reverse stock split, the owners of Telzuit Technologies, LLC acquired approximately 70% of our voting capital stock, and Taylor Madison Corp.’s shareholders existing immediately prior to the closing held approximately 2.5% of our voting capital stock.

We currently are a development stage company under the provisions of SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises”, and have negative cash flows from operations and minimal revenues. We do not anticipate that we will start selling STATPATCHTM until late 2006. We have begun to generate revenues from the outpatient clinic business, although they were minimal during fiscal year 2006. The acquisition of the mobile imaging business on August 1, 2006 has significantly increased revenues. As a consequence of financings we recently completed in May 2006 for an aggregate of $4,941,985 management now believes that we have sufficient cash to continue our business for at least the next twelve (12) months, and the uncertainty as to our ability to continue as a going concern has been eliminated. Telzuit Medical Technologies, Inc. has incurred losses since inception. See “Liquidity And Capital Resources” below.

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

In operation, the Bio-Patch will be used in conjunction with the Bio-Patch System, which includes a cellular telephone device (commonly referred to as a “PDA”) capable of recording the data transmitted from our Bio-Patch. The testing we have conducted and relied upon from independent sources has lead us to believe that a properly designed PDA device is capable of recording information transmitted from our Bio-Patch. We, therefore, intend to acquire the Bio-Patch System from manufacturers of PDA’s, modify these devices physically and equip them with software to permit the transmission of heart activity received from the Bio-Patch.

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

Elderly Patient Wireless Monitoring System

The Company has patented a long-term monitoring device which utilizes the proprietary Bio-Patch design (the “Elderly Patient Wireless Monitor”). The Elderly Patient Wireless Monitor is designed primarily for use by patients in nursing homes and other assisted-living facilities. This product will be used to measure basic biometric data on patients and will also be able to alert staff if a patient has fallen. The patient’s data is relayed to both a PDA and a centralized computer monitor to allow the patient’s caregivers to monitor the patient with greater accuracy and efficiency. The Company anticipates that this product will be available during the beginning of 2006.

Medical Clinics

The Company has identified key personnel who possess expertise in owning, operating and building medical clinics. The Company has decided to build on this expertise, as well as the Company’s prime location in Central Florida, to target the opening of six (6) medical clinics. The Company believes that expanding its current business plan to include the operation of medical clinics may generate positive operating results and a positive cash flow. The Company hopes to create and take advantage of a synergy among the Company’s medical clinics, the Bio-Patch and the pharmaceutical companies and their chosen Clinical Research Organizations.

Employees

At June 30, 2006, we had eleven (11) full-time employees. With the acquisition of the mobile imaging business in August 2006, we now have twenty-one (21) full-time employees. We currently do not have any plans to significantly increase the number of people we employ.

Recent Material Events

On May 26, 2006 we issued (a) $4,941,985 of 10% Senior Secured Convertible Debentures convertible into shares of the Company’s common stock at $ 0.35 per share; (b) Class C Common Stock Purchase Warrants exercisable at $0.45 per share into a total of 10,589,969 shares of the Company’s common stock; and (c) Class D Common Stock Purchase Warrants exercisable at $1.25 per share into a total of 3,529,989 shares of the Company’s common stock. The total consideration for these securities was $4,941,985. Net proceeds to the Company after brokerage commissions and other costs of the offering was approximately $4,400,000. In connection with our May 26, 2006 Debenture Offering, one holder of Series A Convertible Preferred Stock exercised a “Most Favored Nations” contract right in the Investor Rights Agreement dated June 22, 2005. As a result, 805,410 shares of Series A Preferred Stock were exchanged for (a) 10% Senior Secured Convertible Debenture having a principal balance equal to $837,635; (b) Class C Common Stock Purchase Warrants exercisable at $0.45 per share into a total of 1,794,932 shares of the Company’s common stock; and (c) Class D Common Stock Purchase Warrants exercisable at $1.25 per share into a total of 598,310 shares of the Company’s common stock. The principal balance on the Debentures is due on May 26, 2009, unless earlier converted. Interest on such principal amount (or any balance outstanding from time to time) accrues at the rate of 10% per annum, payable semi-annually. The interest is payable, at the Company’s discretion, in (i) cash or (ii) shares of the Company’s registered common stock at a 10% discount to the public trading price. Repayment of the Debentures is guaranteed by our subsidiaries, Immediate Quality Care Clinics, Inc. and Telzuit Technologies, Inc. The Debentures are also secured by a blanket lien on the assets of the Company and our subsidiaries.

On August 1, 2006 the Company acquired 100% of the issued and outstanding capital stock of two related mobile ultrasound imaging companies, collectively operating as “PDS Imaging”. PDS Imaging consisted of six mobile imaging units operating in central and southern Florida servicing approximately 140 physicians. The Company paid $644,255 cash and agreed to issue 365,853 shares of its common stock to acquire PDS Imaging. The Company’s acquisition of PDS Imaging adds a Medicare-approved and private insurance credentialed Independent Diagnostic Testing Facility (“IDTF”). The IDTF will enable the Company to receive reimbursement from third party payors for its STATPATCHTM System. PDS Imaging generated revenues of approximately $1.1 million in 2005.

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the six month transition period ending June 30, 2005, the fiscal year ending December 31, 2004, the fiscal year ending June 30, 2006 and explanatory notes included as part of this filing.

SUMMARY STATEMENT OF OPERATIONS DATA

  (Dollar amounts and share data)

	Twelve Months ending June 30, 2006	Six Months Ending June 30, 2005	Twelve Months Ending December 31, 2004	From Inception April 1, 2000 To June 30, 2006
Total Revenue	$3,540	$0	$0	$3,540
Net (Loss)	$(13,143,142)	$(1,493,608)	$(1,183,302)	$(17,440,560)
Net (Loss) attributed to Common Shares	$(22,321,623)	$(1,493,608)	$(1,183,302)	$(26,619,041)

Fiscal Year Ended June 30, 2006, Six Month Transition Period Ending June 30, 2005, and Fiscal Year Ended December 31, 2004

REVENUES. Overall net revenues for the year ended June 30, 2006 were $3,540, as compared to net revenues of $0 for the six month period ending June 30, 2005 and net revenues of $0 for the twelve month period ending December 31, 2004. The increase in revenues was due to patient revenues in the two clinics, which both opened at the end of the fourth quarter. The clinics are considered to be in a start up phase. The maturity of the clinics, the acquisition of PDS Imaging and the initiation of sales of the STATPATCHTM System are expected to result in significant increases in sales during fiscal year 2007.

COST OF REVENUES: Cost of revenues for the fiscal year ended June 30, 2006 were $21,821. The cost of revenues during the fiscal year 2006 included salaries of employees for the clinics and disposable medical products utilized in treating patients. There were no related expenses in prior periods since the clinics did not open until fiscal year ending 2006. In the future cost of revenues will encompass the direct operating expenses of the STATPATCHTM, including the cost of materials, costs for communications equipment and other equipment, if we successfully introduce this product; the direct operating expenses of the clinics, including salaries, disposable medical products and rent; and, the direct operating expenses of the newly acquired Cedars Diagnostic Laboratories which includes salaries, disposables and the costs of the equipment.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consisted of payroll and related expenses for executive, accounting and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses for the year ended June 30, 2006 were $9,751,681, as compared to general and administrative expenses of $1,247,045 for the six month transition period ended June 30, 2005, and $843,307 for the fiscal year ended December 31, 2004. A significant amount of the increase was non-cash payments in stock to directors, officers and consultants, including non-cash payments to the broker-dealer engaged by the Company. In addition, there were significant increases in legal, accounting, and other professional fees during the six month period ending June 30, 2005 and during the fiscal year ending June 30, 2006. The Company has taken steps to control its general and administrative expenses and expects these charges to be significantly lower in fiscal year 2007. Sales and marketing expenses are expected to be substantially higher during fiscal year 2007 because we intend to introduce the STATPATCHTM System and if we achieve sales we expect to pay sales commissions on such sales.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenditures for the fiscal year ended June 30, 2006 were $245,852, as compared to research and development expenditures of $86,466 for the six month transition period ending June 30, 2005, and $341,303 for the fiscal year ended December 31, 2004. These research and development expenses have increased substantially because we have significantly expanded our testing of the STATPATCHTM product as a prelude to the expected introduction of the product in fiscal 2007 R&D expenses were primarily salaries of employees dedicated to R&D and consultants used to support our personnel. We expect to keep R&D expenses at the same level in fiscal year 2007 as they were in 2006. R&D going forward will be focused on expanding the wireless monitoring product line as well as enhancements to the current STATPATCHTM system.

INTEREST EXPENSE. Interest expense increased from $0 and $160,505 for the fiscal year ended December 31, 2004 and the six month transition period ending June 30, 2005, respectively, to $3,165,489 for the fiscal year ended June 30, 2005. For both fiscal years the interest was non-cash payments. The increase during fiscal year 2006 can be attributed to the full year of interest on the Series A Preferred Stock, the addition of interest on the debentures for approximately 35 days during 2006 and $8,339,164 recorded during the fiscal year ended June 30, 2006 to account for the beneficial conversion feature associated with the debentures sold in May 2006. Interest on the Debenture and the Series A Preferred Stock will continue to be payable during fiscal year 2007, unless such instruments are converted into Common Stock. It is the Company’s current intention to satisfy its interest obligations utilizing Common Stock

NET INCOME (LOSS). The net loss for the year ended June 30, 2006 was $22,321,623, as compared to a net loss of $1,493,608 for the six month transition period ended June 30, 2005,a nd $1,183,302 for the twelve month ended December 31, 2004. The increase in net loss for the year ended June 30, 2005 is primarily due to non-cash expenses. These increases include significantly higher interest expense, stock compensation to current and former employees, investor relations and public relations expenses and other professional fees. The Company has undertaken controls that will result in substantial reductions to stock compensation, other professional fees, investor relations expense and public relations expenses. We also expect significant reductions in legal and accounting costs.

Liquidity and Capital Resources

The Company had cash and equivalents of $3,643,722 on June 30, 2006. In connection with the Debenture Financing completed in May 2006, the Company received gross proceeds of $4,941,985 million. Net proceeds from financing of $5,414,993 also included $473,008 of investment in the Company’s Series A Preferred Stock that was received in July 2005. As a result, management now believes that the Company has sufficient cash to continue our business for at least the next twelve (12) months. Net Cash used in operations was $3,703,357, as compared to $1,151,249 used in operations for the six month period ending June 30, 2005, and $1,197,350 used in operation for the twelve month period ending December 31, 2004. Management believes that approximately half of these expenditures were for activities that are no longer necessary for the Company’s operations which are focused on finalizing development of the STATPATCHTM, the maturation of the clinic business and the further development of our mobile imaging business. The Company has taken steps to significantly reduce its cash burn rate.

During the fiscal year ending June 30, 2006 the company spent $419,709 on equipment purchases which included the outfitting of the clinics and expenditures on computer and communications equipment utilized by the STATPATCHTM business. At this time the Company does not have any plans to purchase significant amounts of additional equipment.

Our plan of operation for the twelve-month period following the date of this Annual Report on Form 10-KSB is to continue marketing activities with respect to our STATPATCHTM Wireless Holter Monitor, to continue product development activities with respect to our STATPATCHTM Wireless Event Monitor, STATPATCHTM Sleep Apnea Device, and STATPATCHTM Elderly Wireless Monitor, and to continue our plans to own and operate walk-in medical clinics and our mobile imaging business. We have budgeted $2,000,000 in cash costs for this twelve-month period.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 2, Significant Accounting Policies, contained in the explanatory notes to our audited financial statements for the year ended June 30, 2006 contained in this filing. On an on-going basis, we evaluate our estimates, including those related to reserves, deferred tax assets and valuation allowance, impairment of long-lived assets, fair value of equity instruments issued to consultants for services and estimates of costs to complete contracts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable. Management has also discussed our critical accounting policies and estimates with our audit committee, and the members of the audit committee have reviewed the disclosures set forth below.

Our critical accounting policies include:

Stock-based Compensation

Our company has adopted the fair value method of accounting for stock-based compensation recommended by FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). Under SFAS No. 123R, companies are required to record compensation expense for all share-based payment award transactions measured at fair value as determined by an option valuation model. Currently, the Company uses the Black-Scholes pricing model to calculate the fair value of its share-based transactions. This model requires the input of a number of assumptions, including expected dividend yields, expected stock price volatility, risk-free interest rates, and an expected life of the options. Although the assumptions used reflect management’s best estimate, they involve inherent uncertainties based on market conditions generally outside the control of our company. If future market conditions are different than the assumption used, stock-based compensation expense could be significantly different.

Revenue Recognition

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

Impairment or Disposal of Long-Lived Assets. In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. Telzuit Medical has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the company’s overall results of operations or financial position since Telzuit Medical currently does not have any manufacturing operations or inventory.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets from being measured based on the fair value of the assets exchanged. SFAS No. 153 now provides a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. The Company believes that the adoption of this standard has not had a significant impact on its financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of equity instruments. SFAS No. 123R supersedes APB Opinion No. 25 and amends SFAS No. 95, “Statement of Cash Flows.” Under SFAS No. 123R, companies are required to record compensation expense for all share-based payment award transactions measured at fair value as determined by an option valuation model. Currently, the Company uses the Black-Scholes pricing model to calculate the fair value of its share-based transactions. This statement is effective for small business issuers for fiscal years beginning after December 15, 2005. Since the Company currently recognizes compensation expense at fair value for share-based transactions in accordance with SFAS No. 123, it does not anticipate adoption of this standard will have a significant impact on its financial position, results of operations, or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and SFAS No. 3.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and a change required by an accounting pronouncement when the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application of changes as if the new accounting principle had always been used. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The Company believes that the adoption of this standard will not have a significant impact on its financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – An Amendment of FASB Statements No. 133 and 140.” SFAS No. 155 provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133. It also allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring for fiscal years beginning after September 15, 2006. The Company believes that the adoption of this standard will not have a significant impact on its financial position, results of operations or cash flows.

Item 7. Financial Statements

[Insert audited financial statements]

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

On July 6, 2006 the Board of Directors, at the recommendation of the Audit Committee, dismissed Pender Newkirk & Company, CPAs (“Pender Newkirk”), as the Company’s independent registered public accounting firm. On July 28, 2006, the Company engaged Cross, Fernandez & Riley, LLP as its new independent registered public accounting firm to audit the Company’s financial statements. A more detailed discussion regarding the Company’s change in auditors is contained in the Form 8-Ks filed with the U.S. Securities and Exchange Commission on July 11, 2006 and August 1, 2006.

Item 8A. Controls and Procedures

(1) Evaluation Of Disclosure Controls and Procedures

The Company’s management, with the participation of Warren Stowell, the Company’s Chief Executive and Jerry Balter, the Company’s Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Annual Report on Form 10-KSB. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed by the Company in the reports it files or submits under the Exchange Act within the time periods specified in the Commission’s rules and forms.

Historically, the Company has not had a formal system of controls and procedures due to the fact that the Company was small in size and had no operations. Currently, management, with the oversight of the Chief Executive and Chief Financial Officer, is devoting considerable effort to develop and implement a formal system of disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(2) Changes In Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Section 240.13a-15(f) or 240.15d-15(f) of the Exchange Act) during our fourth fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information

Not applicable.

PART III.

Item 9. Directors and Executive Officers of the Registrant

As of September 1, 2006, the directors and executive officers of Telzuit Medical Technologies, Inc., their age, positions, the dates of their initial election or appointment as directors or executive officers, and the expiration of their terms are as follows:

Name of Director/Executive Officer	Age	Position	Period Served
Warren Stowell	54	President and Chief Executive Officer; Class III Director	March 2006 to Present; term as Class II Director expires in 2006

Jerry Balter	54	Chief Financial Officer	July 2006 to Present

James Tolan	38	Senior Vice President of Business Development and Corporate Secretary; Class I Director	May 2005 to Present; term as Class I Director expires in 2007

Michael Vosch	49	Senior Vice President of Product Development; Class II Director	May 2005 to Present; term as Class II Director expires in 2008

Jon C. Stemples	65	Class III Director and Chairman of the Board of Directors	Term as Class III Director expires in 2006

Christopher Phillips	34	Class I Director	Term as Class I Director expires in 2007

Kenneth F. Adams	60	Class III Director	Term as Class III Director expires in 2006

Richard J. Bischoff	61	Class II Director	Term as Class II Director expires in 2008

Duties, Responsibilities And Experience

Warren D. Stowell. Mr. Stowell has been President and Chief Executive Officer since March 2006. He previously served as President and Chief Executive Officer of Care Florida, Inc., a privately-owned HMO that was purchased by Foundation Health. Prior to that, Mr. Stowell served as President and Chief Executive Officer of Health Insurance Plan (HIP) of Florida, a not-for-profit HMO, from 1988 to 1991. From 1983 to 1988, he was responsible for the operations of five HMOs in Ohio as the President and Chief Executive Officer of Health America Corporation of Ohio. Mr. Stowell was also the Chief Financial Officer/Operating Officer of Comprehensive Care Centers, Inc., from 1978 to 1983.

Jerry Balter. Mr. Balter has been Chief Financial Officer since July 2006. He has most of the last 25 years in the investment banking and venture capital business, primarily focused on emerging health care and life sciences companies. He has worked for Robertson, Stephens & Co., as a research analyst and investment banker, a founder and managing partner of The Ulysses Group, founder and manager of The New Zealand Seed Fund, a managing director of Aurora Capital LLC and a managing director of Punk, Ziegel & Company, LLC. Mr. Balter has been involved with numerous companies from founding through their IPO’s. He has a BS in biology/biochemistry from Columbia University and an MBA in Finance from NYU’s Stern School of Business.

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

Michael Vosch. Mr. Vosch is Senior Vice President of Product Development. He has served in this capacity since May 2005. Mr. Vosch has seventeen (17) years of experience in the IT industry. His areas of expertise are in wireless and satellite networks, as well as in engineering and nursing. He has seven (7) years of experience designing network systems for physicians. Mr. Vosch designed the Company’s first product, the STATPATCHTM, and is a co-inventor of that product.

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

Christopher Phillips. Mr. Phillips is currently the President and CEO of Apogee Financial Investments, Inc., a merchant bank which owns 100% of Midtown Partners & Co., LLC. He is also the managing member of Total CFO, LLC, which provides consulting and CFO services to a number of companies and high wealth individuals. He is a member of the Board of Directors of Remote Dynamics, Inc., Precision Aerospace Components, Inc., and an advisory board member for a umber of other public and private companies. Mr. Phillips holds a M.Acc. from the University of Florida and is a Certified Public Accountant.

Kenneth F. Adams. Mr. Adams has over 35 years in the financial area. He served with Saab Cars USA, Inc. from 1974 – 2005, most recently as Vice President and Chief Financial Officer from 1992 – 2005. In 1997 he set up and incorporated Saab Financial Services Corporation. While serving as CFO of SFCC he led his team in creating a corporate structure that included operating, trust and bankruptcy remote companies, as well as establishing a $1 Billion warehouse line of credit. Mr. Adams started his career at Price Waterhouse after obtaining a BS in Finance from Mount Saint Mary’s University.

Richard J. Bischoff, Esquire. Mr. Bischoff has 35years of experience as a corporate attorney practicing in Miami, Florida. He practiced with national and regional law firms before establishing a consultancy in corporate governance matters. Mr. Bischoff holds a BS degree in accounting from the University of Florida and JD and LLM degrees from the University of Miami.

Significant Employees

Other than the executive officers named above, the Company does not have any “significant employees.”

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

Audit Committee

The audit committee is comprised of Ken Adams (Chairman), Jon Stemples and Richard Bischoff.

Audit Committee Financial Expert

Ken Adams is deemed to be an “audit committee financial expert” and is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors, and persons who own more than 10% of a registered class of the Company’s equity securities to file an initial report of ownership on Form 3 and changes in ownership on Forms 4 or 5 with the SEC. Executive officers, directors, and greater-than-10% shareholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on a review of the copies of such forms received by us, or written representations from certain reporting persons, the Company believes that all of these requirements were satisfied during the fiscal year ended June 30, 2006, except as follows:

Name of Reporting Person	No. of Late Reports (1)	No. of Transactions Not Reported Timely	Failure to File Form 5
Warren D. Stowell	2	1	✓

James P. Tolan	1	1	✓

Michael J. Vosch	3	3	✓

Christopher Phillips	2	1	✓

Jon C. Stemples	3	5	✓

Kenneth F. Adams	2	1	✓

Richard J. Bishoff	2	1	✓

Donald Sproat	1	1	✓

Telzuit Technologies, LLC	1	3

(1)	All late reports (Form 3 or Form 4) have been filed with the SEC.

To the best of our knowledge, other than as set forth above, there were no other late filings required to be filed under Section 16(a) during the fiscal year ended June 30, 2006.

Code of Ethics

On January 10, 2006, the Company adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer, or persons performing similar functions. The Code of Ethics is posted on our website, www.telzuit.com.

Item 10. Executive Compensation

The following table sets forth information regarding the compensation earned by our Chief Executive Officer and each of our most highly compensated executive officers whose aggregate annual salary and bonus exceeded $100,000 for each of the years indicated with respect to services rendered by such persons.

SUMMARY COMPENSATION TABLE (1)

		Annual Compensation						Long-Term Compensation
Name and Principal Position	Year	Salary		Bonus ($)		Other Annual Compensation ($)		Restricted Stock Awards/ Securities Underlying Options SARs(2)		Payouts LTIP Payouts ($)	All Other Compensation ($)
Warren Stowell, Chief Executive Officer(3)	2006		$21,505		$—		$1,000		$296,581	—	$65,000
James Tolan, Senior Vice President	2006 2005 2004	$ $ $	165,519 136,058 64,904	$ $ $	50,000 27,962 10,102	$ $ $	6,000. 5,400 74,976	$ $	1,150,118 — 43,000	— — —	— — —
Michael Vosch, Senior Vice President	2006 2005 2004	$ $ $	165,519 136,058 64,904	$ $ $	50,000 27,962 10,102	$ $ $	6,000 5,400 3,150		$6,883 — —	— — —	— — —
Don Sproat, Chief Executive Officer(5)	2006 2005 2004	$ $ $	165,519 136,057 64,904	$ $ $	75,000 27,961 10,102	$ $ $	6,000 5,400 3,150	$ $	1,150,118 — 32,250	— — —	— — —

1)	Historical financial information presented is that of Telzuit Technologies, LLC, the legal acquirer of Telzuit Medical Technologies, Inc. pursuant to the Share Exchange Agreement. Accordingly, the information for fiscal year ended June 30, 2004 is not comparable to the corresponding period previously reported.
2)	Amounts reflect fair market value of membership interests of Telzuit Technologies, LLC issued to the executive officers for fiscal years 2004 and 2005. For fiscal years 2006, the amounts reflect the value of stock and warrants awarded to executive officers.
3)	Prior to becoming Chief Executive Officer, Mr. Stowell received $65,000 in cash compensation during fiscal year 2006 related to the development of the out-patient clinic business.
4)	Mr. Sproat resigned as Chief Executive Officer effective March 14, 2006.

Stock Options and Stock Appreciation Rights Grant Table

The following table provides certain information with respect to individual grants during the 2006 fiscal year to each of our named executive officers of common share purchase options or stock appreciation rights relating to our common shares:

Name	Common Shares Underlying Grant Of Options Or SARs	As Percentage Of Option/SAR Grants To All Employees	Exercise Or Base Price	Expiration Date
Warren Stowell	2,300,000	100%	$0.50	June 16, 2016 (1)
Michael Vosch	0	Not Applicable	Not Applicable	Not Applicable
James Tolan	0	Not Applicable	Not Applicable	Not Applicable

(1)	Expiration date has not been determined for 300,000 shares underlying common stock purchase warrant approved for issuance to Warren Stowell.

Stock Options and Stock Appreciation Rights Exercise And Valuation Table

The following table provides certain information with respect to each of our named executive officers concerning any common share purchase options or stock appreciation rights they may have exercised in fiscal year 2006, and the number and value of any unexercised common share purchase options or stock appreciation rights they may hold as of June 30, 2006:

Named Executive Officer	Shares Acquired On Exercise	Value Realized	Number of securities underlying unexercised options/ SARs at June 30, 2006 (Exercisable/ Unexercisable)	Value of unexercised in-the-money options/ SARs at June 30, 2006 (Exercisable/ Unexercisable)
Warren Stowell	0	Not Applicable	500,000 exercisable/ 1,800,000 unexercisable	0 exercisable/ 0 unexercisable
Michael Vosch	0	Not Applicable	Not Applicable	Not Applicable
James Tolan	0	Not Applicable	Not Applicable	Not Applicable

Compensation of Directors

For each meeting of the Board of Directors attended, each director is entitled to receive 5,000 common shares issued pursuant to the Company’s S-8 Registration Statement and is reimbursed for his or her reasonable expenses for attending Board and Board committee meetings. Director compensation is paid, in shares, after each meeting. The Company stopped issuing such shares after the June 2006 Board of Directors meeting. As of July 14, 2006, the Company issued five year warrants, exercisable at $0.50 per shares, to purchase six million shares of Common Stock to members of the Board of Directors; however, this award was subsequently rescinded by the Board of Directors on September 25, 2006. The Company intends to seek approval for an employee and director stock option plan at the next annual meeting of shareholders. If approved, all awards of stock compensation will be subject to the plan and subject to the approval of the Compensation Committee and the approval of the Board of Directors.

Employment Contracts

Warren Stowell, President and Chief Executive Officer

On June 16, 2006, effective as of May 8, 2006, Telzuit Medical Technologies, Inc. entered into a three-year employment agreement with Warren Stowell (the “Stowell Employment Agreement”). Under the terms of the Stowell Employment Agreement, Mr. Stowell is entitled to receive a salary of $160,000 per annum, subject to annual increases based on the increase in the consumer price index, plus three percent (3%). In addition, under the terms of the agreement, Mr. Stowell is (a) eligible for a performance based bonus (to be awarded by the Compensation Committee of the Board of Directors) at its discretion, (b) entitled to receive health benefits and coverage, (c) entitled to receive paid life insurance for coverage up to $50,000, and (d) entitled to receive a monthly car allowance. Mr. Stowell will also receive warrants and/or options (if a stock option is approved by the shareholders) for two million shares at an exercise price of $.050. Twenty-five percent (25%) of this award vested upon entering into the contract and Twenty-five percent (25%) will vest at the end of each year of the contract.

Jerry Balter, Chief Financial Officer

On July 11, 2006, Telzuit Medical Technologies, Inc. entered into a three-year employment agreement with Jerry Balter(the “Balter Employment Agreement”). Under the terms of the Balter Employment Agreement, Mr. Stowell is entitled to receive a salary of $150,000 per annum, subject to annual increases based on the increase in the consumer price index, plus three percent (3%). In addition, under the terms of the agreement, Mr. Balter is (a) eligible for a performance based bonus (to be awarded by the Compensation Committee of the Board of Directors) at its discretion, (b) entitled to receive health benefits and coverage, (c) entitled to receive paid life insurance for coverage up to $50,000, and (d) entitled to receive a monthly car allowance. Mr. Balter received a payment of $45,000 for relocation expenses upon entering into his contract. Mr. Balter will also receive warrants and/or options (if a stock option is approved by the shareholders) for one million shares at an exercise price of $0.50. Twenty-five percent (25%) of this award vested upon entering into the contract and Twenty-five percent (25%) will vest at the end of each year of the contract.

Michael Vosch, Vice President

On January 3, 2005, Telzuit Technologies, LLC entered into a two-year employment agreement with Michael Vosch (the “Vosch Employment Agreement”). On May 6, 2005, the Vosch Employment Agreement was assigned to Telzuit Technologies, Inc., a wholly-owned subsidiary of the Company. Under the terms of the Vosch Employment Agreement, Mr. Vosch is entitled to receive a salary of $150,000 per annum, subject to annual increases based on the increase in the consumer price index, plus three percent (3%). In addition, under the terms of the agreement, Mr. Vosch is (a) eligible for a performance based bonus (to be awarded by the Chief Executive Officer) an amount up to twenty percent (20%) of Mr. Vosch’s base salary, (b) entitled to receive health benefits and coverage, (c) entitled to receive paid life insurance for coverage up to $50,000, and (d) entitled to receive a monthly car allowance.

James Tolan, Vice President

On January 3, 2005, Telzuit Technologies, LLC entered into a two-year employment agreement with James Tolan (the “Tolan Employment Agreement”). On May 6, 2005, the Tolan Employment Agreement was assigned to Telzuit Technologies, Inc., a wholly-owned subsidiary of the Company. Under the terms of the Tolan Employment Agreement, Mr. Tolan is entitled to receive a salary of $150,000 per annum, subject to annual increases based on the increase in the consumer price index, plus three percent (3%). In addition, under the terms of the agreement, Mr. Tolan is (a) eligible for a performance based bonus (to be awarded by the Chief Executive Officer) an amount up to twenty percent (20%) of Mr. Tolan’s base salary, (b) entitled to receive health benefits and coverage, (c) entitled to receive paid life insurance for coverage up to $50,000, and (d) entitled to receive a monthly car allowance.

Don Sproat, former Chief Executive Officer

On January 3, 2005, Telzuit Technologies, LLC entered into a two-year employment agreement with Don Sproat (the “Sproat Employment Agreement”). On May 6, 2005, the Sproat Employment Agreement was assigned to Telzuit Technologies, Inc., a wholly-owned subsidiary of the Company. Under the terms of the Sproat Employment Agreement, Mr. Sproat is entitled to receive a salary of $150,000 per annum, subject to annual increases based on the increase in the consumer price index, plus three percent (3%). In addition, under the terms of the agreement, Mr. Sproat is (a) eligible for a performance based bonus amount up to twenty percent (20%) of Mr. Sproat’s base salary, (b) entitled to receive health benefits and coverage, and (c) entitled to receive a monthly car allowance. Mr. Sproat resigned from the Company on March 14, 2006. He will be paid under the terms of his contract until December 31, 2006.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below sets forth information with respect to the beneficial ownership of our common stock as of September 28, 2006 for (i) any person who we know is the beneficial owner of more than 5% of our outstanding common stock; (ii) each of our directors or those nominated to be directors, and executive officers; and (iii) all of our directors and executive officers as a group.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Title of Class	Name, Tile and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage of Class(2)
Common	Warren D. Stowell, Executive Officer and Member of the Board of Directors	2,055,000(3)	5.6%

Common	Jerry Balter, Executive Officer	1,000,000(4)	2.8%

Common	Michael Vosch, Member of the Board of Directors and an Executive Officer	6,474,100(5)	18.8%

Common	James Tolan, Member of the Board of Directors and an Executive Officer	1,842,300(6)	5.3%

Common	Chris Phillips, Member of the Board of Directors	1,720,041(7),(8)	4.99%

Common	Jon C. Stemples, Member of the Board of Directors	119,719 (Direct Ownership)	*

Common	Kenneth F. Adams, Member of the Board of Directors	30,000 (Direct Ownership)	*

Common	Richard J. Bischoff, Member of the Board of Directors	25,700 (Direct Ownership)	*

Common	Donald Sproat, Former Member of the Board of Directors and Former Executive Officer	1,920,500 (Direct Ownership)	5.6%

Common	All Officers and Directors as a Group (9 Persons)	15,161,660 (8)	46%

*	Less than 1%.
(1)	Unless otherwise indicated, the address of each shareholder is 5422 Carrier Drive, Suite 306, Orlando, Florida 32819.
(2)

Applicable percentage of ownership is based on 34,102,260 shares of common stock being issued and outstanding as of October 5, 2006. Calculations do not include outstanding warrants, options, convertible debentures, or other rights issued by the Company, unless the reporting person is the beneficial owner of the warrant, option, or other right. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of the filing date of this registration statement are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise noted, we believe that all shares are beneficially owned and that all persons named in the table have sole voting and investment power with respect to all shares of common stock owned by them.

(3)	Includes (a) 55,000 common shares directly owned by Warren Stowell; and (b) 2,000,000 common shares underlying stock options and/or which Mr. Stowell is eligible to receive pursuant to his Employment Agreement dated effective as of May 8, 2006. Twenty-five percent of the stock options under the Employment Agreement vested on the effective date of the Employment Agreement, and an additional twenty-five percent vest on each anniversary thereof.
(4)	As part of Mr. Balter’s Employment Agreement dated July 13, 2006, he is eligible to receive a stock option and/or warrants to purchase 1,000,000 shares of the Company’s common stock, subject to a vesting schedule of twenty-five percent as of the effective date of the Employment Agreement and twenty-five at each anniversary thereof.
(5)	Includes (a) 6,223,100 common shares directly owned by Michael Vosch, and (b) 251,000 shares owned by Telzuit Technologies, LLC, a Florida limited liability company, an entity on which Michael Vosch serves on the Board of Directors. Mr. Vosch disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein, and the inclusion of these shares in this report shall not be deemed an admission of beneficial ownership of all of the reported shares for purposes of Section 16 or for any other purpose.
(6)	Includes (a) 1,591,300 common shares directly owned by James P. Tolan, and (b) 251,000 shares owned by Telzuit Technologies, LLC, a Florida limited liability company, an entity on which Mr. Tolan serves on the Board of Directors. Mr. Tolan disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein, and the inclusion of these shares in this report shall not be deemed an admission of beneficial ownership of all of the reported shares for purposes of Section 16 or for any other purpose.
(7)	Includes (a) 50,000 common shares directly owned by Chris Phillips; (b) 54,540 common shares underlying Series A Convertible Preferred Stock directly owned by Chris Phillips; (c) 61,556 common shares underlying Warrants held directly by Chris Phillips; (d) 49,327 common shares underlying warrants held by FAMALOM, LLC, an entity in which Chris Phillips has an ownership interest; (e) 1,505,640 warrant shares underlying common stock purchase warrants issued in connection with the Debenture Financing and owned by Midtown Partners & Co., LLC, an entity in which Chris Phillips has an ownership interest; (f) 1,407,640 warrant shares underlying common stock purchase warrants issuable, in connection with the Debenture Financing, to Midtown Partners & Co., LLC, an entity in which Chris Phillips has an ownership interest, (g) 183,617 shares of common stock transferable, in connection with the Debenture Financing, to Midtown Partners & Co., LLC, an entity in which Chris Phillips has an ownership interest, and (f) 23,134 shares of common stock underlying Series BD-B Warrants owned by Midtown Partners & Co., LLC. Chris Phillips disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein, and the inclusion of these shares in this report shall not be deemed an admission of beneficial ownership of all of the reported shares for purposes of Section 16 or for any other purpose.
(8)	Our Series A Preferred Stock and related warrants all have an equity block such that no holder will be deemed to hold more than 4.99% of our Common Stock. As a result, we have stated that Mr. Phillips beneficially owns 1,720,041 shares.

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

1. On May 8, 2006, the Company entered into a loan agreement with Telzuit Technologies, LLC, a related party shareholder. The terms of the agreement are as follows: $225,000 of cash and 25,000 of prepaid services with an outside vendor, at an interest rate of 5% per annum, payable on demand. Pursuant to the agreement, the Company received $50,000 cash and the $25,000 of prepaid services on April 3, 2006; $50,000 of cash on April 13, 2006; $25,000 cash on April 18, 2006; and $100,000 cash on May 1, 2006.

2. On May 26, 2006, the Company competed a private offering of its 10% Senior Secured Convertible Debentures and related warrants. Midtown Partners & Co., LLC (“Midtown Partners”), an SEC and NASD registered broker dealer, acted as the placement agent for the Company in connection with the Private Offering. The Company paid Midtown Partners a total cash commission equal to approximately $494,200 and issued to Midtown Partners warrants as non-cash compensation. Chris Phillips, a director of the Company, is the President and CEO of Apogee Financial Investments, Inc., which is the managing member of Midtown Partners.

3. On September 21, 2005, the Company entered into a Consulting Agreement with Thomas Sproat, the brother of Don Sproat, the Company’s Chief Executive Officer and a director, pursuant to which Thomas Sproat is to provide promotional marketing support to assist the Company in launching its first product into the U.S. medical marketplace. The Consulting Agreement terminates on December 31, 2005, but may be continued on a month-to-month basis by mutual agreement of both parties. Thomas Sproat will receive an aggregate of 11,750 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) as compensation for services rendered through December 31, 2005, as well as performance stock in an amount to be determined by the Compensation Committee of the Company’s Board of Directors. These shares have been registered on the Company’s Registration Statement on Form S-8.

4. On June 30, 2005, the Company engaged Total CFO, LLC (“Total CFO”) to provide consulting and CFO services for a period of one year (the “Total CFO Agreement”). Chris Phillips, a director of the Company, is the managing member of Total CFO. As compensation for services under the Total CFO Agreement, the Company agreed to pay Total CFO a monthly consulting fee of $10,000 for each of the first three months and either $8,500 or $7,500 per month thereafter, depending on whether the Company chooses to use bill pay services provided by Total CFO. The Total CFO Agreement can be terminated by either party with sixty (60) days’ advance written notice.

5. On May 6, 2005, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Lucien Lallouz, Michael B. Wellikoff, Taylor Madison Holdings, Inc. and Chris Phillips, as authorized representative for each of the persons that purchased 10% Convertible Debentures issued by the Company. Pursuant to the Securities Purchase Agreement and the Share Exchange Agreement (discussed in paragraph 4 below), the Company conducted a private offering of securities exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act for transactions not involving a public offering and based on the fact that the offered securities were issued only to institutional or accredited investors (the “Private Offering”). Midtown Partners & Co., LLC (“Midtown Partners”), an SEC and NASD registered broker dealer, acted as the placement agent for the Company in connection with the Private Offering. The Company paid Midtown Partners a total cash commission equal to $354,228 and issued to Midtown Partners warrants to purchase, in the aggregate, 1,142,260 shares of the Company’s common stock at an exercise price of $0.60 per share and warrants to purchase, in the aggregate, 676,622 shares of the

Company’s common stock at an exercise price of $0.80 per share. Chris Phillips, a director of the Company, is the President and CEO of Apogee Financial Investments, Inc., which is the managing member of Midtown Partners. In addition to the cash commissions and warrants described above, the Company issued 50,583 shares of its Series B Preferred Stock to Midtown Partners for other services performed, which converted into 606,996 shares of common stock upon the 1-for-31 reverse stock split on August 22, 2005.

6. On May 6, 2005, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Telzuit Technologies, LLC, a Florida limited liability company, Telzuit Technologies, Inc., a Florida corporation, Michael J. Vosch, James P. Tolan, Don Sproat, and Chris Phillips, as authorized representative for each of the persons that purchased 10% Convertible Debentures issued by the Company. Pursuant to the Share Exchange Agreement, the Company acquired all of the issued and outstanding capital stock of Telzuit Technologies, Inc. in exchange for 2,207,723 shares of the Company’s Series B Preferred Stock (the “Telzuit Acquisition”). The Telzuit Acquisition closed on May 6, 2005. Each of Michael J. Vosch (a director), James P. Tolan (a director), and Don Sproat (the Chief Executive Officer and a director) serve on the Board of Managers and are officers of Telzuit Technologies, LLC. In addition, each of Michael J. Vosch, James P. Tolan and Don Sproat have a significant ownership interest in Telzuit Technologies, LLC.

7. As a condition to closing the transactions contemplated in the Share Exchange Agreement, and effective as of May 6, 2005, (a) the Company assigned the certain Lease Agreement between the Company and Turnbury Plaza LTD for office space at 2875 Northeast 191st Street, Suite 501 and Penthouse 2, Aventura Florida 33180 to Taylor Madison Holdings, Inc.; (b) the Company assigned two licensing agreements to Taylor Madison Holdings, Inc., (c) all of the issued and outstanding stock of Taylor Madison Holdings, Inc. was transferred to Lucien Lallouz, the Company’s former Chief Executive Officer and a former director, in consideration for the cancellation of his employment agreement and the satisfaction of other debts owing to Mr. Lallouz; and (d) the Omniscent Loan (as defined below) was satisfied, in full, upon payment of $75,000.

8. In November 2004, the Company entered into a debt conversion agreement (the “Debt Conversion Agreement”) with Lucien Lallouz (the former Chief Executive Officer and a former director), Michael B. Wellikoff (a former director of the Company) and Omniscent Corp., a Florida corporation whose president is Sharon Lallouz, the wife of Lucien Lallouz. Under the Debt Conversion Agreement, the parties agreed to convert an aggregate of $629,358 of the Company’s debt owed to the parties into an aggregate of 18,241,000 shares of the Company’s common stock.

9. Mr. Lallouz and the Company had agreed to the purchase and sale of up to $200,000 of the Company common stock at $0.05 per share. Pursuant to this agreement, Mr. Lallouz purchased 1,200,000 shares of common stock in exchange for $60,000 of accrued expenses.

10. In November 2004, the Company assigned its license with Gund, Inc. (the “Gund License Agreement”) to Omniscent Corp., a related party whose President is Sharon Lallouz, the wife of Lucien Lallouz, in exchange for the assumption of liabilities and obligations arising under the Gund License Agreement.

11. Omniscent Corp. loaned the Company $165,000, which was an interest-free loan due on demand (the “Omniscent Loan”). The Omniscent Loan was paid, in full, effective as of May 6, 2005, as a condition to closing the transactions contemplated in the Share Exchange Agreement. The Company also sold Omniscent Corp. 305,610 shares of the common stock of the Company for $50,000 at $.016 per share, which was approximately 115% of the closing trading price of the Company’s common stock on September 1, 2003.

On August 22, 2005, the Company effected a 1-for-31 reverse stock split of the issued and outstanding Common Stock of the Company. Except for paragraphs (9), (10) and (12), all amounts of Common Stock shown in this item are calculated on a post-split basis.

Item 13. Exhibits

See below.

Item 14. Principal Accountant Fees and Services

Historical financial information for the six month period ending June 30, 2005 is that of Telzuit Technologies, LLC, the legal acquirer of Telzuit Medical Technologies, Inc. pursuant to the Share Exchange Agreement. Effective July 28, 2006, Telzuit Medical Technologies, Inc. (the “Company”) engaged Cross, Fernandez & Riley, LLP as its new independent registered public accountant to audit the Company’s financial statements for the fiscal year ended June 30, 2006.

Audit Fees. Our principal independent accountants billed us, for the twelve month fiscal year ending June 30, 2006, the six month transition period ending June 30, 2005, and the fiscal year ending December 31, 2004, the following aggregate fees for its professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB reports or other services normally provided in connection with statutory and regulatory filings or engagements for those two fiscal years:

Fiscal Year ended June 30, 2006	$50,000
Six month transition period ending June 30, 2005	$52,775
Fiscal Year ended December 31, 2004	$0

Audit-Related Fees. Our principal independent accountants billed us, for the twelve month fiscal year ending June 30, 2006, the six month transition period ending June 30, 2005, and the fiscal year ending December 31, 2004, the following aggregate fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees”:

Fiscal Year ended June 30, 2006	$0
Six month transition period ending June 30, 2005	$0
Fiscal Year ended December 31, 2004	$8,564

Tax Fees. Our principal independent accountants billed us, for the twelve month fiscal year ending June 30, 2006, the six month transition period ending June 30, 2005, and the fiscal year ending December 31, 2004, the following aggregate fees for professional services rendered for tax compliance, tax advice and tax planning:

Fiscal Year ended June 30, 2006	$0
Six month transition period ending June 30, 2005	$3,000
Fiscal Year ended December 31, 2004	$0

All Other Fees. Our principal independent accountants billed us, for the twelve month fiscal year ending June 30, 2006, the six month transition period ending June 30, 2005, and the fiscal year ending December 31, 2004, the following aggregate fees for products and services provided by it, other than the services reported in the above three categories:

Fiscal Year ended June 30, 2006	$0
Six month transition period ending June 30, 2005	$16,056
Fiscal Year ended December 31, 2004	$0

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that require the engagement of any auditor engaged to render any auditing or permitted non-auditing related service, be:

•	Approved by our Audit Committee; or

•	Entered into pursuant to pre-approval policies and procedures established by the Audit Committee, provided that the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

The Audit Committee pre-approves all services provided by our independent auditors. The pre-approval process has recently been implemented in response to the new rules, and therefore, the audit committee does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the Audit Committee either before or after the respective services were rendered. The Audit Committee has considered the nature and amount of fees billed by the independent auditor and believes that the provision of services for activities unrelated to the audit is compatible with maintaining the auditor’s independence.

EXHIBITS

Exhibit No.	Description

3.01	Articles of Incorporation of Telzuit Medical Technologies, Inc., formerly known as Taylor Madison Corp. (2)

3.02	Articles of Amendment to Articles of Incorporation, Certificate of Designations, Preferences, and Rights of the Series B Preferred Stock. (1)

3.03	Articles of Amendment to Articles of Incorporation, Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock. (3)

3.04	Bylaws of Telzuit Medical Technologies, Inc., formerly known as Taylor Madison, Corp. (2)

Exhibit No.	Description

4.01	See Exhibits 3.01, 3.03 and 10.01 for instruments defining the rights of security holders.

10.01	Securities Purchase Agreement dated May 26, 2006 (4)

10.02	Registration Rights Agreement dated May 26, 2006 (4)

10.03	Form of 10% Senior Secured Convertible Debenture issued May 26, 2006 (4)

10.04	Form of Series C/D Warrants issued May 26, 2006 (4)

10.05	Form of Common Stock Purchase Warrants issued to broker-dealers in connection with the Debenture Financing (4)

10.06	Subsidiary Guarantee issued by Immediate Quality Care Clinics, Inc. and Telzuit Technologies, Inc. in connection with the Debenture Financing (4)

10.07	Security Agreement between Telzuit Medical Technologies, Inc., Immediate Quality Care Clinics, Inc., and Telzuit Technologies, Inc. and each of the person that purchased securities issued by the Registrant in connection with the Debenture Financing (4)

10.08	Conversion of Debt to Equity Agreement (5)

10.09	Exclusive Manufacturing and Distribution Agreement (5)

10.10	Assignment of Gund, Inc. Agreement (5)

10.11	Securities Purchase Agreement dated May 6, 2005, by and among Registrant, Lucien Lallouz, Michael B. Wellikoff, Taylor Madison Holdings, Inc., and Chris Phillips, as authorized representative for each of the persons that purchased 10% Convertible Debentures issued by Taylor Madison (6)

10.12	Form of 10% Convertible Debenture issued on May 6, 2005 (6)

10.13	Form of Class A Warrant issued on May 6, 2005 to purchaser of the 10% Convertible Debentures (6)

10.14	Securities Purchase Agreement, dated June 22, 2005, by and among Registrant, Telzuit Technologies, Inc., Telzuit Technologies, LLC, Michael J. Vosch, James P. Tolan, Don Sproat and each of the persons that purchased Series A Preferred Stock issued by Taylor Madison Corp (7)

10.15	Investor Rights Agreement between Registrant, Michael J. Vosch, James P. Tolan, Don Sproat and Carole-Sue Feagan, Telzuit Technologies, LLC, and certain investors a party thereto (7)

10.16	Form of Class B Warrant issued on June 22, 2005 to purchaser of Series A Convertible Preferred Stock (7)

Exhibit No.	Description
10.17	BD-B Warrant issued to Midtown Partners & Co., LLC on June 22, 2005 (7)

10.18	Consulting Agreement, effective as of May 6, 2005, by and between Apogee Business Consultants, LLC, a Nevada corporation, and Registrant (8)

10.19	Private Placement Agreement dated May 6, 2005 by and between Midtown Partners & Co., LLC and Registrant (8)

10.20	Form of Warrant issued to Midtown Partners & Co., LLC on May 6, 2005 (8)

10.21	Agreement by Registrant dated May 6, 2005 regarding 1 for 31 reverse stock split (8)

10.22	Consulting Agreement, dated September 21, 2005 (9)

10.23	Financial Consulting Agreement, dated August 18, 2005 (9)

10.24	Marketing Services Agreement, dated August 8, 2005 (9)

10.25	Employment Agreement, dated October 10, 2005 (10)

10.26	Services Agreement, dated November 17, 2005 (11)

10.27	Baum Consulting Agreement, dated November 17, 2005 (11)

10.28	Panther Consulting Agreement, dated November 17, 2005 (11)

10.29	Form of Employment Agreement by and between Telzuit Medical Technologies, Inc. and Warren D. Stowell (12)

10.30	Form of Employment Agreement by and between Telzuit Medical Technologies, Inc. and Jerry Balter (13)

10.31	Form of Common Stock Purchase Warrant issued to the Company’s directors serving on the Board of Directors at May 9, 2006 (14)

10.32	Form of Agreement of Purchase and Sale of Shares between Telzuit Medical Technologies, Inc., Todd LaVelle and Mike Evertsen (15)

10.33	Form of Consultation Agreement between the Company and Todd LaVelle and Mike Evertsen (16)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 13, 2006.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 13, 2006.

Exhibit No.	Description
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated October 13, 2006.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated October 13, 2006.

(1)	Previously filed as an exhibit to exhibit to the Form 8-K filed with the SEC on May 12, 2005 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Form 10-KSB filed with the SEC on October 31, 2005 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Form 8-K filed with the SEC on June 24, 2005 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Form 8-K filed with the SEC on May 31, 2006 and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Form 8-K filed with the SEC on November 8, 2004 and incorporated herein by reference.
(6)	Previously filed as an exhibit to exhibit to the Form 8-K filed with the SEC on May 12, 2005 and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Form 8-K filed with the SEC on June 24, 2005 and incorporated herein by reference.
(8)	Previously filed as an exhibit to exhibit to the Form 8-K filed with the SEC on May 12, 2005 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Form 10-QSB filed with the SEC on November 15, 2005 and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Form 8-K filed with the SEC on October 14, 2005 and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Form 8-K filed with the SEC on November 21, 2005 and incorporated herein by reference.
(12)	Previously filed as an exhibit to the Form 8-K filed with the SEC on June 22, 2006 and incorporated herein by reference.
(13)	Previously filed as an exhibit to the Form 8-K/A filed with the SEC on August 9, 2006 and incorporated herein by reference.
(14)	Previously filed as an exhibit to the Form 8-K filed with the SEC on July 21, 2006 and incorporated herein by reference.
(15)	Previously filed as an exhibit to the Form 8-K filed with the SEC on August 1, 2006 and incorporated herein by reference.
(16)	Previously filed as an exhibit to the Form 8-K filed with the SEC on July 18, 2005 and incorporated herein by reference.
(17)	Previously filed as an exhibit to the Form 8-K filed with the SEC on July 10, 2006 and incorporated herein by reference.
*	Filed herewith.

[Signature Page Follows]

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer.

(Registrant)
TELZUIT MEDICAL TECHNOLOGIES, INC.

By:	/s/ Warren D. Stowell
Name:	Warren D. Stowell
Title:	President and Chief Executive Officer

Date:	October 13, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and at the dates indicated.

By:	/s/ Warren D. Stowell
Name:	Warren D. Stowell
Title:	President, Chief Executive Officer and member of the Board of Directors

Date:	October 13, 2006

By:	/s/ James Tolan
Name:	James Tolan
Title:	Senior Vice President of Business Development, Corporate Secretary, and member of the Board of Directors

Date:	October 13, 2006

By:	/s/ Michael Vosch
Name:	Michael Vosch
Title:	Senior Vice President of Product Development and member of the Board of Directors

Date:	October 13, 2006

By:
Name:	Christopher Phillips
Title:	Member of the Board of Directors

Date:	October , 2006

By:	/s/ John Stemples
Name:	Jon C. Stemples
Title:	Chairman of the Board of Directors

Date:	October 13, 2006

By:	/s/ Kenneth F. Adams
Name:	Kenneth F. Adams
Title:	Member of the Board of Directors

Date:	October 13, 2006

By:	/s/ Richard J. Bischoff
Name:	Richard J. Bischoff
Title:	Member of the Board of Directors
Date:	October 13, 2006

Item 7. Financial Statements.

Telzuit Medical Technologies, Inc. & Subsidiaries

(A Development Stage Company)

Consolidated Financial Statements

As of June 30, 2006 and June 30, 2005

Telzuit Medical Technologies, Inc. & Subsidiaries

(A Development Stage Company)

Consolidated Financial Statements

As of June 30, 2006

Page
Report of Independent Registered Public Accounting Firm (Cross, Fernandez & Riley, LLP )	F-1

Report of Independent Registered Public Accounting Firm (Pender Newkirk & Company)	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets as of June 30, 2006 and 2005	F-3

Consolidated Statements of Operations for the year ended June 30, 2006, the six months ended June 30, 2005, the year ended December 31, 2004 and for the period April 1, 2000 (date of inception) to June 30, 2006.

F-4

Consolidated Statements of Stockholders’ Equity (Deficit) from Inception April 1, 2000 to December 31, 2004.	F-5

Consolidated Statements of Stockholders’ Equity (Deficit) from January 1, 2005 to June 30, 2006.	F-7

Consolidated Statements of Cash Flows for the year ended June 30, 2006, the six months ended June 30, 2005, the year ended December 31, 2004 and for the period April 1, 2000 (date of inception) to June 30, 2006.

F-12

Notes to the Consolidated Financial Statements	F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Telzuit Medical Technologies, Inc.

Orlando, Fl

We have audited the accompanying consolidated balance sheet of Telzuit Medical Technologies, Inc. as of June 30, 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. We have also audited the fiscal 2006 information included in the from inception columns of the statements of operations and cash flows. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit [also] includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telzuit Medical Technologies, Inc. at June 30, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Orlando, Fl.

October 5, 2006

The accompanying notes are an integral part of these consolidated financial statements.

F–1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF TELZUIT MEDICAL TECHNOLOGIES, INC.

Orlando, Florida

We have audited the accompanying consolidated balance sheets of Telzuit Medical Technologies, Inc. (as more fully disclosed in Note 1 under basis of presentation caption) as of June 30, 2005, December 31, 2004 and 2003 and the related statements of operations, changes in stockholders’ equity, and cash flows for the six month period ended June 30, 2005 and the years ended December 31, 2004 and 2003 and the period from Inception April 1, 2000 to June 30, 2005. These financial statements are the responsibility of the management of Telzuit Medical Technologies, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

F–2

Telzuit Medical Technologies, Inc. & Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

	June 30, 2006	June 30, 2005
ASSETS
Current assets:
Cash	$3,643,722	$2,351,794
Receivables	1,763	—
Prepaid expenses	20,099	1,243,044
Other current assets	58,963	344,275

Total current assets	3,724,547	3,939,113
Property and equipment (net of accumulated depreciation of $182,363 and $34,667, respectively)	823,244	551,231
Intangible assets, net of accumulated amortization of $0	68,158	60,962
Other assets:
Licensed software	333,426	—
Other	—	118,321
Debt Issuance Costs (net of accumulated amortization at 6/30/06 of $67,066 and at 6/30/05 of $144,829	2,347,301	367,340

Total other assets	2,680,727	485,661

TOTAL ASSETS	$7,296,676	$5,036,967

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$79,447	$33,813
Accrued expenses	165,243	176,700
Dividends payable	156,126	—

Total current liabilities	400,816	210,513

Long-term liabilities:
10% convertible debentures	2,167,359	144,829

Total liabilities	2,568,175	355,342
Series “A” convertible preferred stock, $0.001 par value; 7,700,000 shares authorized; 3,301,174 and 2,786,619 shares issued and outstanding, respectively and 413,000 shares subscribed at 6/30/05	3,652,425	3,199,619
Stockholders’ equity:
Series “B” convertible preferred stock, $.001 par value; 2,300,000 shares authorized, 0 and 2,258,306 shares issued and outstanding, respectively	—	2,259
Common stock, $0.001 par value; 100,000,000 shares authorized; 33,831,004 and 947,695 shares issued and outstanding, respectively	33,832	948
Stock payable	527,334	1,962,826
Additional paid in capital	27,133,953	3,813,392
Deficit accumulated during development stage	(26,619,402)	(4,297,419)

Total stockholders’ equity	1,076,076	1,482,006

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,296,676	$5,036,967

See notes to consolidated financial statements

F–3

Telzuit Medical Technologies, Inc. & Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations

	For the twelve months ended June 30, 2006	For the six months ended June 30, 2005	For the twelve months ended December 31, 2004	From Inception April 1, 2000 through June 30, 2006
Revenues	$3,540	$—	$—	$3,540
Cost of Revenues	21,821	—	—	21,821

Gross Margin	(18,281)	—	—	(18,281)
Research and Development Costs	245,852	86,466	341,303	1,124,594
General and Administrative Expenses	9,751,681	1,247,045	843,307	13,024,095

Loss before other Income (expense)	(10,015,815)	(1,333,491)	(1,184,610)	(14,166,970)
Interest Income	38,162	388	1,309	52,404
Interest Expense	(3,165,489)	(160,505)	—	(3,325,994)

Net Loss	$(13,143,142)	$(1,493,608)	$(1,183,302)	$(17,440,560)
Preferred Stock Dividends	(9,178,481)	—	—	(9,178,481)

Net Loss attributable to Common Shares	$(22,321,623)	$(1,493,608)	$(1,183,302)	$(26,619,041)
Basic and Diluted Net Loss per common share	$(0.83)	$(2.18)	$(3.12)
Weighted average shares outstanding basic and diluted	26,849,983	684,406	379,767

See notes to consolidated financial statements

F–4

Telzuit Medical Technologies, Inc. & Subsidiaries

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

April 1, 2000 (inception) to December 31, 2004

	Common Stock A		Preferred Stock		Additional Paid in Capital	Retained Earnings	Total
	Shares	$	Shares	$
Inception, April 1, 2000

Shares issued for cash	281,108	$281	—	$—	280,827	$—	$281,108
Shares issued for services	500,000	500	—	—	2,500	—	3,000
Shares issued for investor services	495,000	495	—	—	2,475	—	2,970
Shares issued to employees	5,737,000	5,737	—	—	28,685	—	34,422
Shares issued to Kroecker and subsequently sold	1,937,000	1,937	—	—	9,685	—	11,622
Other	—	—	—	—	—	—
	—	—	—	—	—	—
Net loss for the year ended December 31, 2000	—	—	—	—	—	(144,698)	(144,698)

Balance at December 31, 2000	7,013,108	$7,013	—	$—	$314,487	$(144,698)	$176,802

Shares issued for cash	1,500	$2	—	$—	$1,499	$—	$1,500
Total shares issued by Kroecker for “other”	350,000	350	—	—	1,050	—	1,400
Shares issued to employees	2,232,000	2,232	—	—	6,696	—	8,928
Shares issued to board of directors or advisory board	180,000	180	20,000	2,000	(1,380)	—	800
Total shares issued by Kroecker for “other”	42,000	42	—	—	126	—	168
	—	—	—	—	—	—
Net loss for the year ended December 31, 2001	—	—	—	—	—	(10,406)	(10,406)

Balance at December 31, 2001	9,426,608	$9,427	20,000	$2,000	$321,301	$(155,104)	$177,624

Shares issued for cash	24,000	$24	21,250	$2,125	$43,101	$—	$45,250
Total shares issued by Kroecker for “other”	113,000	113	—	—	226	—	$339
Shares issued to employees	113,000	113	255,000	25,500	(24,509)	—	1,104
	—	—	—	—	—	—
Net loss for the year ended December 31, 2002	—	—	—	—	—	(248,874)	(248,874)

Balance at December 31, 2002	9,563,608	$9,564	296,250	$29,625	$339,893	$(403,978)	$(24,896)

See notes to consolidated financial statements

F–5

Telzuit Medical Technologies, Inc. & Subsidiaries

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

April 1, 2000 (inception) to December 31, 2004

(continued)

	Class A		Class B		Additional Paid in Capital	Retained Earnings	Total
	Shares	$	Shares	$
Effect of July 8, 2003 reorganization to a limited liability company	—	$(44,416)	—	$(19,668)	$(339,893)	$403,978	$—

Balance at January 1, 2003	9,563,608	(34,853)	296,250	9,957	—	—	(24,896)
Shares issued for cash	1,812,040	$1,363,933	—	—	—	—	1,363,933
Shares issued for services	250,000	4,000	149,750	2,396	—	—	6,396
Shares issued to employees	9,250,000	148,000	899,499	14,392	—	—	162,392
Shares issued by Kroecker/Krampe	—	—	162,750	2,604	—	—	2,604
Shares issued to advisory board member	—	—	60,000	960	—	—	960
	—	—	—	—	—	—	—
Net loss for the year ended December 31, 2003	—	(1,138,819)	—	(76,673)	—	—	(1,215,492)

Balance at December 31, 2003	20,875,648	$342,262	1,405,499	$(48,968)	$—	$—	$293,294

Shares issued for cash	1,053,742	$1,034,843	5,000	$5,000	$—	$—	1,039,843
Shares issued for services	78,860	3,391	7,500	323	—	—	3,713
Shares issued to employees	750,000	32,250	446,000	19,178	—	—	51,428
	—	—	—	—	—	—
Net loss for the year ended December 31, 2004	—	(1,093,721)	—	(89,580)	—	—	(1,183,302)

Balance at December 31, 2004	22,758,250	$319,025	1,863,999	$(114,048)	$—	$—	$204,976

See notes to consolidated financial statements

F–6

Telzuit Medical Technologies, Inc. & Subsidiaries

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

January 1, 2005 to June 30, 2006

PBC (with PNC’S tickmarks)

	Common Stock		Common Stock Payable		Series B Preferred Stock		Additional Paid in Capital $s	Accumulated Deficit $s	Total
	Shares	$	Shares	$	Shares	$
Telzuit Technologies, LLC balance on January 1, 2005	—	$—	—	$—	—	$—	$—	—	$204,976
Shares issued for cash	—	—	—	—	—	—	—	0	472,500
Shares issued to employees	—	—	—	—	—	—	—	—	480
Class B exchanged for Class A	—	—	—	—	—	—	—	—	—
Telzuit Technologies, LLC net loss for the period ending May 6, 2005	—	—	—	—	—	—	—	—	(360,698)
Acquisition and recapitalization on May 6, 2005	29,378,559	29,379	—	—	2,207,723	2,208	3,143,627	(3,164,509)	(306,553)
Value of warrants and beneficial conversion feature associated with 10% Convertible Debentures issued May 5, 2005	—	—	—	—	—	—	1,057,250	—	1,057,250
Service contract entered into as part of the share exchange agreement dated May 6, 2005	—	—	—	—	50,583	51	564,456	—	564,507
Service agreement with legal counsel dated April 10, 2005 not issued at year end	—	—	930,000	40,576	—	—	—	—	40,576
Service contract entered into on May 30, 2005 for stock not issued at year end	—	—	5,425,000	922,250	—	—	—	—	922,250
Issuance costs related to May 30, 2005 service contract	—	—	—	—	—	—	(693,195)		(693,195)
Service contract entered into on June 20, 2005 for stock not issued at year end	—	—	6,200,000	1,000,000	—	—	—	—	1,000,000
Issuance costs related to Series A Convertible Preferred Stock offerings	—	—	—	—	—	—	(287,177)	—	(287,177)
Effect of 1-for-31 reverse stock split on August 22, 2005	(28,430,864)	(28,431)	(12,150,000)	—	—	—	28,431	—	—
Consolidated net loss for the period May 6, 2005 through June 30, 2005	—	—	—	—	—	—	—	(1,132,910)	(1,132,910)

Total stockholders equity at June 30, 2005	947,695	$948	405,000	$1,962,826	2,258,306	$2,259	$3,813,392	$(4,297,419)	$1,482,006

Conversion of Series B Preferred to Common Stock, August 2005	27,099,672	27,100			(2,258,306)	(2,259)	(24,841)		—
Shares issued to employees for services, August 2005	29,000	29					166,721		166,750

The accompanying notes are an integral part of the financial statements.

F–7

Telzuit Medical Technologies, Inc. & Subsidiaries

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

January 1, 2005 to June 30, 2006

(continued)

PBC (with PNC’S tickmarks)

	Common Stock		Common Stock Payable		Series B Preferred Stock		Additional Paid in Capital $s	Accumulated Deficit $s	Total
	Shares	$	Shares	$	Shares	$
Shares issued to board members for services, August 2005	45,000	45					258,705		258,750
Shares committed to vendors not issued, August 2005			12,500	67,813					67,813
Shares committed to vendors not issued, August 2005			60,333	241,334					241,334
Shares issued to employees for services, September 2005	405,000	405					2,278,345		2,278,750
Shares issued to board members for services, September 2005	10,000	10					57,490		57,500
Shares issued to service providers, September 2005	30,000	30	(30,000)	(40,576)			40,546		—
Cashless exercise of warrants for shares-September 2005.	345,616	346					(346)		—
Share issued to board members - October 2005.	25,000	25					115,600		115,625
Amendment to service provider agreement - November 2005.			(50,000)	(448,750)					(448,750)
Shares issued to vendors-October 2005.	200,000	200					734,800		735,000
Shares issued to employees-November 2005.	4,000	4	—	—			17,206		17,210
Shares issued to vendors-November 2005.	1,500	2	—	—			6,452		6,454
Shares issued to vendors-November 2005.	9,000	9	—	—			41,573		41,582
Cashless exercise of warrants-November 2005	1,010,515	1,011					(1,011)		—
Share issued to board members - November 2005.	30,000	30					113,970		114,000
Shares issued to vendors-December 2005.	750	1					1,654		1,655
Shares issued to vendors-December 2005.	2,750	3					6,066		6,069
Shares issued to Board of Directors-December 2005	30,000	30					100,470		100,500
Cashless exercise of warrants-January 2006	132,422	132					(132)		—
Shares issued to employees-January 2006	2,000	2					4,412		4,414
Shares issued to board members-January 2006	5,000	5					16,745		16,750
Shares issued to vendors-January 2006.	750	2					1,480		1,482
Shares issued to board members- March 2006	100,000	100	—	—			143,476		143,576
Shares issued to employees- March 2006	6,000	6	—	—			7,894		7,900

The accompanying notes are an integral part of the financial statements.

F–8

Telzuit Medical Technologies, Inc. & Subsidiaries

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

January 1, 2005 to June 30, 2006

(continued)

PBC (with PNC’S tickmarks)

	Common Stock		Common Stock Payable		Series B Preferred Stock		Additional Paid in Capital $s	Accumulated Deficit $s	Total
	Shares	$	Shares	$	Shares	$
Share issued to vendors - March 2006	1,500	2	—	—			1,479		1,481
Conversion of Series A Preferred-March 2006	233,334	233					—		233
Cashless exercise of warrants-March 2006	512,213	512					(512)		—
Costs related to private placement - March 2006							20,000		20,000

The accompanying notes are an integral part of the financial statements.

F–9

Telzuit Medical Technologies, Inc. & Subsidiaries

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

January 1, 2005 to June 30, 2006

(continued)

PBC (with PNC’S tickmarks)

	Common Stock		Common Stock Payable		Series B Preferred Stock		Additional Paid in Capital $s	Accumulated Deficit $s	Total
	Shares	$	Shares	$	Shares	$
Conversions of Preferred A to Common - April 2006	1,912,398	1,912					—		1,912
Preferred Dividends - May 2006							(463,798)		(463,798)
Common stock issued as Preferred Dividends - May 2006	45,480	45					24,696		24,742
Additional Common stock issued as Preferred Dividends - May 2006	118,990	119					250,591		250,710
Shares issued to Vendor - April 2006	187,500	187	(187,500)	(990,063)			989,876		—
Shares issued to Vendor - April 2006	150,000	150	(150,000)	(551,250)			551,100		—
Shares issued to Board - April 2006	5,000	5					16,745		16,750
Shares issued to Employee - May 2006	6,000	6					2,770		2,776
Shares issued to Vendor - May 2006	750	1					2,797		2,798
Shares issued to Vendor - June 2006	2,250	2					1,033		1,035
Shares issued to Vendor - June 2006	10,000	10					5,390		5,400
Shares issued to Board - June 2006	8,219	8					4,893		4,901
Shares issued to Vendor - June 2006	20,700	21					9,979		10,000
Shares issued to Vendor - June 2006	25,000	25					26,880		26,905
Shares issued to Board - June 2006	95,000	95					41,205		41,300
Shares issued to Vendor - June 2006	25,000	25					10,475		10,500
Value of Beneficial Conversion Feature of May 2006 Conv Debenture							2,064,152		2,064,152
Value of Warrants issued to purchasers of May 2006 Conv Debentures							3,715,468		3,715,468
Value of Warrants issued to broker/dealers - May 2006							1,951,088		1,951,088
Value of Warrants issued to employees & Board - May 2006							279,997		279,997
Sale of additional shares - May 2006							250,000		250,000
Shares issued to vendors - April 2006			550,000	286,000			298,500		584,500
Penalty Warrants for Registration Delay on Preferred Stock - May 2006							4,883,993		4,883,993
Deemed Dividend on Preferred Stock related to Penalty Warrants for Registration Delay - May 2006							(4,883,993)		(4,883,993)
Beneficial Conversion - Preferred A price adjustment - May 2006							3,830,690		3,830,690
Deemed Dividend on Preferred Stock related to Beneficial Conversion - May 2006							(3,830,690)		(3,830,690)

The accompanying notes are an integral part of the financial statements.

F–10

Telzuit Medical Technologies, Inc. & Subsidiaries

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

January 1, 2005 to December 31, 2005

(continued)

PBC (with PNC’S tickmarks)

	Common Stock		Common Stock Payable		Series B Preferred Stock		Additional Paid in Capital $s	Accumulated Deficit $s	Total
	Shares	$	Shares	$	Shares	$
Net Loss for the year ended June 30, 2006								(13,143,142)	(13,143,142)

Total Shareholder Equity at June 30, 2006	33,831,004	$33,832	610,333	$527,334	—	$(0)	$17,955,472	$(17,440,561)	$1,076,076

The accompanying notes are an integral part of the financial statements.

F–11

Telzuit Medical Technologies, Inc. & Subsidiaries

(A Development Stage Company)

Consolidated Statements of Cash Flows

	For the 12 months ended June 30, 2006	For the 6 months ended June 30, 2005	For the 12 months ended June 30, 2004	From Inception April 1, 2000 through June 30, 2006
Net Income (Loss)	(13,143,142)	(1,493,608)	(1,183,303)	(17,440,561)

Operating Activities
Adjustments to reconcile net income (loss) to net cash used in (provided by) operating activities:
Depreciation and amortization	214,762	12,228	16,672	249,429
Amortize discount of convertible debentures	3,083,220	144,829	—	3,228,049
Stock issued as compensation	2,815,848	475,367	55,141	3,567,328
Non-Cash interest - conversion of Debt	367,340	—	—	367,340
Common stock issued in for services	2,788,315	—	—	2,788,315
Loss on Disposal of Assets	—	—	—	15,878
(Increase) Decrease in assets:
Accounts Receivable	(346,038)	—	—	(346,038)
Prepaid expense and other	1,168,470	(6,419)	(31,261)	1,124,347
Other assets	(38,963)	(246,974)	—	(295,563)
Intangible Assets	(222,302)	—	—	(222,302)
Debt Issuance Costs	(463,279)	—	—	(463,279)
Increase (Decrease) in liabilities:				—
Accounts Payable	45,634	(31,779)	(44,673)	79,447
Accrued expenses	26,778	(4,893)	(9,926)	(37,901)

Total Adjustments	9,439,786	342,359	(14,047)	10,055,051

Net Cash (Used in) Provided by Operating Activities	(3,703,357)	(1,151,249)	(1,197,350)	(7,385,511)

Investing Activities
Investment in Intangible Assets	—	(5,000)	—	(60,962)
Purchase of equipment	(419,709)	(470,545)	(54,077)	(1,010,625)

Net Cash (Used in) Provided by Investing Activities	(419,709)	(475,545)	(54,077)	(1,071,587)
Financing Activities
Proceeds from Issuance of Preferred A	473,008	—	—	473,008
Proceeds from issuance of Convertible Debentures	4,941,985	1,057,250	—	5,999,235
Proceeds from Related Party borrowing	—	—	5,000	10,500
Repayment of Loan to Related Party	—	(80,000)	—	(85,500)
Proceeds from issuance of common stock	—	2,971,942	1,039,844	5,703,576
	—	—	—

Net Cash (Used in) Provided by Financing Activities	5,414,993	3,949,192	1,044,844	12,100,819

Net Increase (Decrease) in Cash and Cash Equivalents	1,291,928	2,322,398	(206,583)	3,643,722
Cash and Cash Equivalents at Beginning of Period	2,351,794	29,396	235,979	—

Cash and Cash Equivalents at End of Period	3,643,722	2,351,794	29,396	3,643,722

Non-cash:
Effect of Beneficial Conversion Feature	2,064,152	1,057,250
Debt Discount - value of warrants issued with debenture	3,715,468	—
Conversion of Preferred B into Common	(24,840)	—
Conversion of Q4 FY05 Debenture into Preferred A Shares	1,071,310	—
Conversion of Preferred A into Common	(1,238)	—
Issuance of Stock to Vendor for services	1,540,975	—
Warrants issued for Services	1,951,088	—
Preferred Dividends – Penalty Warrants issued due to Registration Delays for Preferred A	4,883,993	—
Preferred Dividends – Price Reset of Preferred A	3,830,690	—
Preferred Stock Dividends - at 6/30/06	(804,605)	—
Preferred Stock Dividends	24,696	—
Cashless exercise of warrants	250,591	—
Stock Issued to Board	(2,021)	—
Stock Issued to Vendor	120,308	—
Liabilities Assumed in Acquisition of shell	—	306,553
Receivables recorded for stock issued subsequent to year end	—	344,275
Prepaid expenses incurred with issuance of stock	—	1,427,976

Total Non-Cash	18,620,567	3,136,054	—

See notes to consolidated financial statements

F–12

Telzuit Medical Technologies, Inc. & Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

1. ORGANIZATIONAL MATTERS

Background Information

Telzuit Medical Technologies, Inc. (the “Company” or “Telzuit Medical”) was incorporated in Florida on September 26, 2001 under the name Nimbus Group, Inc. On April 1, 2004, the Company changed its name from “Nimbus Group, Inc.” to “Taylor Madison Corp.” On August 18, 2005, the Company changed its name from “Taylor Madison Corp.” to its current name, “Telzuit Medical Technologies, Inc.”

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

The Company discontinued such operations in 2005 and became a shell company, exploring the viability of acquiring an operating company. In April of 2005, the Company formed a wholly-owned subsidiary, Taylor Madison Holdings Inc. (“Taylor Holdings”) and transferred all shares of stock of Nimbus Jets and Take To Auction to Taylor Holdings, pursuant to the Securities Purchase Agreement. Taylor Holdings ownership was subsequently transferred to the former President of Taylor Madison Corp., pursuant to the Securities Purchase Agreement. The transfer constituted full satisfaction of all outstanding obligations owed by the Company to this former officer.

On May 6, 2005, pursuant to its plan to acquire an operating company, Taylor Madison Corp. (“Taylor Madison”) entered into a Share Exchange Agreement and acquired all of the issued and outstanding capital stock of Telzuit Technologies, Inc. from Telzuit Technologies, LLC, in exchange for 2,207,723 of the Company’s Series B Preferred Stock. Upon completion of the 1-for-31 reverse stock split on August 22, 2005, such shares of Series B Preferred Stock automatically converted into 26,492,676 shares of common stock of the Company. By acquiring all of the issued and outstanding capital stock of Telzuit Technologies, Inc., the Company acquired certain know-how, trade secrets and other proprietary intellectual property rights relating to the development of ambulatory medical devices, including the StatPatch Wireless Holter Monitor (collectively referred to herein as the “StatPatch Technologies”).

Telzuit Technologies, LLC (“Telzuit LLC”) is a Florida limited liability company established in 2003. As such, the potential liability of its members is limited to their individual investments in the Company. Telzuit Technologies, Inc. (the “Predecessor” or “Telzuit Inc.”) was a Florida corporation established April 1, 2000. During 2003, all assets and liabilities of the Predecessor were merged with Telzuit Technologies, LLC. The accompanying financial statements present the combined operating results of Telzuit LLC and the Predecessor and give effect to the merger as of January 1, 2003 which resulted in the issuance of Class A and Class B Membership shares to the common and preferred stockholders, respectively, on a one for one basis.

On December 8, 2005 Telzuit Medical Technologies, Inc. formed a wholly-owned operating subsidiary, Immediate Quality Care Clinics, Inc., to own and operate the walk-in medical clinics Telzuit Medical Technologies, Inc. plans to open. Pursuant to the formation agreement, on December 8, 2005 Telzuit Medical Technolgies, Inc. purchased all of the 100 issued and outstanding shares of Immediate Quality Care Clinics, Inc. for $100 dollars. In accordance with the formation Immediate Quality Care Clinics filed the necessary articles of incorporation with the Florida Division of Corporations. For financial reporting purposes Immediate Quality Care Clinics is treated as a wholly owned subsidiary with all of its operations reflected in the Consolidated Financial Statements of Telzuit Medical Technologies, Inc. as of June 30, 2006.

F–13

Basis of Presentation

On May 6, 2005, Telzuit Technologies, LLC and Taylor Madison Corp. (“Taylor Madison / Registrant”) reached an agreement. Telzuit LLC formed a wholly-owned subsidiary Telzuit Technologies, Inc. Pursuant to an Asset Purchase Agreement, Telzuit LLC transferred all of its assets to Telzuit Inc. Telzuit LLC, Telzuit Inc. and Taylor Madison then entered into a Share Exchange Agreement pursuant to which Telzuit LLC transferred 100% of the capital stock of Telzuit Inc. in exchange for 2,207,723 shares of Series B Preferred Stock. Due to the conversion rate (12 to 1), irrevocable proxies, and proposed reverse stock split, upon completion of the Share Exchange Agreement, Telzuit LLC had voting control of the Taylor Madison. The transaction was accounted for as a reverse acquisition in accordance with Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations” in which Taylor Madison was acquired by Telzuit (a reverse acquisition in which Telzuit is considered the acquirer for accounting purposes).

The balance sheets as of June 30, 2006 and June 30, 2005 present the consolidated balance sheets of Telzuit LLC, Telzuit Inc, and Taylor Madison and Immediate Quality Care Clinics, Inc (a wholly owned subsidiary incorporated in December 2005) as of that date. The statements of operations, cash flows and changes in stockholders’ equity for the twelve months ended June 30, 2006 and 6 months ended June 30, 2005 present the consolidated statements for Telzuit LLC and Telzuit Inc. and Taylor Madison for the period May 6, 2005 thru June 30, 2005. Proforma information for Taylor Madison as though it was acquired January 1, 2005 is not presented for there was no operating activity for the period.

The statement of operations, cash flows, and changes in stockholders’ equity for the twelve months ended December 31, 2004 present the financial statements of Telzuit LLC and Telzuit, Inc. Proforma information as though Taylor Madison had been acquired as of January 1, 2004 has not been presented for there was no operating activity for the period.

All intercompany accounts and transactions have been eliminated in consolidation.

Nature of Business

Since inception, Telzuit Medical and predecessor companies have primarily been conducting research and development of a remote electro-heart monitoring system. The system consists of a “Biometric Monitoring Patch” and “Personal Digital Assistant” and is being designed to allow physicians to monitor heart patients through a wireless cellular communication network. Telzuit Medical and predecessor companies have not generated any significant revenue from these operations. In December 2005, we formed a wholly owned subsidiary, Immediate Quality Care Clinics, Inc., to provide primary care medical services to patients on a walk in basis. We currently are a development stage company under the provisions of SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises.”

Reverse Stock Split

On August 18, 2005, the Company’s shareholders approved a 1-for-31 reverse stock split of the issued and outstanding common stock effective as of the open of market on August 22, 2005. All share amounts, exercise prices relating to share purchase options and warrants, and earnings per share amounts referred to in these financial statements and notes are presented on a post-split basis unless stated otherwise.

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

Reclassifications— Certain minor reclassifications were made to the June 30, 2005 financial statements to conform to the classifications used in the June 30, 2006 financial statements.

Revenue Recognition - Although at this stage in our development we have had no significant revenues, we consider revenue recognition a critical accounting policy as it affects the timing of earnings recognition. The Company derives its revenue from one primary source: (1) services provided at its walk-in clinics. The Company recognizes revenues from these services when the services have been performed and are billable.

F–14

Fair Value of Financial Instruments—The carrying values of cash and short-term receivables and payables approximate their fair values due to their short maturities. At June 30, 2006 the fair value of the debt was carried at $2,167,359 and its face value was $5,779,620. This difference is attributed to the discount associated with the Black Scholes value of warrants and the intrinsic value of the convertible feature. At June 30, 2005 the fair value of the debt was carried at $144,829 and its face value was $1,057,250. This difference is attributed to the discount associated with the Black Scholes value of warrants and the intrinsic value of the convertible feature.

Cash and Equivalents—Cash equivalents are comprised of certain highly liquid investments with maturity of three months or less when purchased. We maintain our cash in bank deposit accounts, which at times, may exceed federally insured limits. We have not experienced any losses in such account.

Property and Equipment—We record our property and equipment at historical cost. We expense maintenance and repairs as incurred. It is the policy of the Company to capitalize items greater than or equal to $1,000 and provide depreciation based on the estimated useful life of individual assets, calculated using the straight line method. For income tax purposes the company uses the accelerated depreciation method.

Estimated useful lives range as follows:

Years
Furniture and equipment	5 -7
Computer hardware	5
Leasehold Improvements	5
Software	5

Intangible Assets – Intangible assets include the costs of applying for patents which are capitalized and amortized on a straight line basis over the lesser of the patents’ economic or legal life (17 years in the United States). Capitalized costs are expensed if the patent is not granted.

Impairment of long-lived Assets —We follow SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. During the period from inception, April 1, 2000 through June 30, 2006, no impairment loss was recognized.

Debt Issuance Costs – In connection with our debenture financings, we incurred debt issuance costs in the form of commissions and warrants which were paid to broker/dealers and their affiliates. We capture these costs and treat them as capital costs which we amortize over the life of the debenture using the straight line method of amortization, which approximates the effective interest method.

Advertising Costs— Advertising costs are expensed as incurred and amounted to $11,651 for the twelve months ended June 30, 2006, $697 for the six months ended June 30, 2005 and $2,401 for the 12 months ended December 31, 2004. From inception, April 1, 2000 through June 30, 2006, the company has incurred $22,429 in advertising costs.

Research and Development Costs—Research and development costs consist of expenditures for the research and development of patents and technology, which are not capitalizable. Our research and development costs consist mainly of payroll and payroll related expenses, consultants, testing and FDA regulatory expenses.

Software - Under the provisions of Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” (SOP 98-1) the Company capitalizes costs associated with customized internal-use software systems that have reached the application stage and meet recoverability tests. Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related expenses for employees who are directly associated with the applications. In addition, the Company capitalizes costs incurred for enhancements or modifications to the software that result in additional functionality to the software’s performance. Capitalized costs are amortized using the straight-line method over the shorter of the term of the related client agreement, if such development relates to a specific outsource client, or the software’s estimated useful life, ranging from two to five years. Capitalized internal use software costs of $32,750 and $0 are included in property and equipment in the accompanying balance sheets as of June 30, 2006 and June 30, 2005, respectively.

F–15

Income Taxes—Deferred income taxes result primarily from temporary differences between financial and tax reporting and operating loss carry forwards. Deferred tax assets and liabilities are determined based on the difference between the financial statement bases and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded to reduce a deferred tax asset to that portion that is expected to more likely than not be realized.

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

The per share basic and diluted net loss attributable to common stockholders for the twelve months ended June 30, 2006 amounted to ($0.83) per shares with weighted average shares outstanding basic and diluted of 26,849,983. For the six months ended June 30, 2005, the per share basic and diluted net loss attributable to common stockholders amounted to ($2.18) with weighted average shares outstanding basic and diluted of 684,406. For the year ended December 31, 2004, the net loss per share basic and diluted was ($3.12) with weighted average shares outstanding basic and diluted of 379,767. The company did not have the information readily available and has not been characterized as a development stage company for the entire period, “From Inception, April 1, 2000 to June 30, 2006”, therefore it has omitted the basic and diluted per share calculation. The convertible Preferred Stock, Options and Warrants outstanding at all periods were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive. The amount of Series A Preferred, Series B Preferred, convertible debentures, and warrants excluded from the computation for the twelve months ended June 30, 2006 were 9,431,926, 0, 16,513,200, and 34,955,690, respectively. The amount of Series A Preferred, Series B Preferred, convertible debenture, and warrants excluded from the computation for the six months ended June 30, 2005 were 4,644,365, 27,099,672, 2,682,315, and 11,096,991, respectively. The company had no other anti-dilutive securities outstanding as of June 30, 2006 or 2005. For the year ended December 31, 2004, the company had no issued or outstanding anti-dilutive securities.

Stock subscribed — Stock subscribed consists of Series A Preferred stock committed to investors in which receipt of funds were still outstanding at June 30, 2005. All funds were received in July 2005.

Stock payable — Stock payable consists of stock committed but not yet issued to service providers or other stockholders at year end.

Class A membership units— Class A membership units were previously holders of the common stock of Telzuit Technologies, Inc. Each Class A unit has one vote for all purposes and cumulative voting is not permitted in the election of directors. Accordingly, the holders of more than 50% of all of the outstanding Class A units will be able to elect all of the directors. Significant transactions such as amendments to the articles of organization, mergers, sales of assets and dissolution or liquidation require approval by the affirmative vote of the majority of the outstanding Class A units. Other matters to be voted upon by the holders of Class A units also require the affirmative vote of a majority of the members present at the particular Shareholders’ meeting.

Class B membership units— Class B members were previously holders of the preferred stock of Telzuit Technologies, Inc. Class B members generally do not have voting rights, but are entitled to all other rights of Class A Members. On April 19, 2005 all Class B membership units were converted to Class A units. The converted Class A units were given all the rights and obligations of a Class A membership unit listed above.

Series A Preferred shares— On June 22, 2005, the board of directors designated 7,700,000 of preferred shares as Series ’A’ convertible preferred stock. The holders of Series A Preferred stock have the right to vote on an as-converted basis, with our common shareholders on all matters submitted to a vote. Each share of Series A Preferred stock is convertible into common stock at a price of sixty cents ($.60) per share of common stock. The issuance of the 10% Senior Secured Convertible Debentures on May 26, 2006, (see Note 10) resulted in this conversion price being reduced to thirty-five cents ($0.35) per share. In addition, the holders of Series A Preferred stock at the discretion of the Company are entitled to receive a dividend equal to ten percent (10%) payable semi-annually. In the event of liquidation, dissolution or winding up of the company either voluntarily or involuntarily Series A Preferred holders are entitled to receive an amount equal to the Stated Value of the Preferred stock ($1.00) plus any accrued but unpaid dividends. Series A Preferred shares rank senior to our common stock, Series B Preferred stock, and any other securities we may issue. Certain provisions of the Series A Preferred stock, relating to change in control, give the holders the right to compel the Company to repay in cash all or part of the outstanding

F–16

preferred shares at the stated value of the preferred stock. This provision creates a potential for this security to be something other than permanent equity and as such, these shares are recorded outside of permanent equity.

Series B Preferred shares— On May 6, 2005, our board of directors designated 2,300,000 of the preferred shares as series ’B’ preferred stock. The holders of Series B Preferred Stock have the right to vote on an as-converted basis, with our common shareholders on all matters submitted to a vote of our shareholders. Each share of Series B Preferred stock converts into 12 shares of common stock. Holders of Series B Preferred stock are entitled to participate ratably, on an as converted basis, with our common stock holders in the payment of dividends. In the event of any liquidation, dissolution, or winding up of the company, either voluntarily or involuntarily, the holders of Series B Preferred stock would participate ratably, on an as-converted basis, with our common stock as to any distribution of assets. Our Series B Preferred stock ranks junior to our Series A Preferred stock and ranks equal, on an as-converted basis, with our common stock. On August 22, 2005 all of the outstanding shares of the Series B Preferred Stock automatically converted into 26,492,676 shares of common stock pursuant to the Share Exchange Agreement by and among Telzuit Technologies, LLC, Telzuit Technologies, Inc., and Taylor Madison Corp as discussed in Note 1.

Stock-Based Compensation — It is the Company’s policy to value share based agreements at the fair value of the equity instruments issued or the fair value of goods or services received. In instances where shares were issued as compensation the Company uses the average of, the high and low price for the day, on the measurement date to value the agreement. In cases where warrants were issued, the Company selected to use the Black-Scholes Option Pricing model, using a historical volatility rate of 380.10% and a discount rate of 4.95% – 5.06%, to calculate the fair value of the warrants. The Company has implemented SFAS 123(R) and recognizes the expense of the equity instruments as the services are received or the warrants are vested,

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. Telzuit Medical has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the company’s overall results of operations or financial position since Telzuit Medical currently does not have any manufacturing operations or inventory.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets from being measured based on the fair value of the assets exchanged. SFAS No. 153 now provides a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. The Company believes that the adoption of this standard has not had a significant impact on its financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of equity instruments. SFAS No. 123R supersedes APB Opinion No. 25 and amends SFAS No. 95, “Statement of Cash Flows.” Under SFAS No. 123R, companies are required to record compensation expense for all share-based payment award transactions measured at fair value as determined by an option valuation model. Currently, the Company uses the Black-Scholes pricing model to calculate the fair value of its share-based transactions. This statement is effective for small business issuers for fiscal years beginning after December 15, 2005. Since the Company currently recognizes compensation expense at fair value for share-based transactions in accordance with SFAS No. 123, it does not anticipate adoption of this standard will have a significant impact on its financial position, results of operations, or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and SFAS No. 3.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and a change required by an accounting pronouncement

F–17

when the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application of changes as if the new accounting principle had always been used. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The Company believes that the adoption of this standard will not have a significant impact on its financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – An Amendment of FASB Statements No. 133 and 140.” SFAS No. 155 provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133. It also allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring for fiscal years beginning after September 15, 2006. The Company believes that the adoption of this standard will not have a significant impact on its financial position, results of operations or cash flows.

3. PREPAID EXPENSES

As of June 30, 2006 and 2005, prepaid expenses consisted of the following items:

	June 30, 2006	June 30, 2005
Vendor merchandise credit	$—	$32,700
Prepaid marketing	—	916,667
Prepaid rent	8,887	—
Prepaid Professional Fees	—	282,253
Other	11,212	11,424

Total other current assets	$20,099	$1,243,044

4. PROPERTY AND EQUIPMENT

The Company’s property and equipment as of June 30, 2006 and 2005 is as follows:

	June 30, 2006	June 30, 2005
Computer equipment (2006 all amounts in service; 2005 amount includes $434,181 of equipment not yet placed in service as of 06/30/05)	$796,578	$575,105
Other Equipment	119,378	—
Leasehold improvements	30,766	1,200
Furniture and fixtures	32,952	8,555
Software	25,933	1,038

Total property and equipment	1,005,607	585,898
Accumulated depreciation	(182,363)	(34,667)

Property and equipment, net	$823,244	$551,231

F–18

5. INTANGIBLE ASSETS

The Company’s intangible assets consist of the costs of acquiring patents. As of June 30, 2006 and 2005, intangible assets were $68,158 and $60,962, respectively.

The company has not been amortizing the costs of the patents, but will begin once they have been approved. All costs associated with filing a patent are capitalized unless the patent application is rejected.

6. ACCRUED EXPENSES

As of June 30, 2006 and 2005, accrued expenses consisted of the following items:

	June 30, 2006	June 30, 2005
Accrued Interest	$55,421	$15,676
Accrued Payroll	20,852	70,080
Accrued Termination Fees	88,970	—
Accrued Professional Fees	—	75,000
Other	—	15,944

Total accrued expenses	$165,243	$176,700

7. RELATED PARTY TRANSACTIONS

During the year ended June 30, 2006, the Company entered into a separation agreement with the prior CEO. The Company recorded expenses of approximately $133,000 in connection with this agreement. At June 30, 2006, the Company had accrued expenses of $88,970 remaining to be paid under this agreement.

Included in the accrued liabilities of the Company as of June 30, 2005 is $75,000 due to a former officer, which was paid during the fiscal year ended June 30, 2006.

On August 18, 2005, the Board of Directors elected the managing member of Midtown Partners & Co., LLC to serve as a Class I Director of the Company’s Board of Directors. There was no arrangement or understanding between managing member and any other person(s) pursuant to which the managing member was selected as a director.

Midtown Partners & Co., LLC (“Midtown Partners”), is the NASD licensed broker-dealer that assisted the Company with its recent private placements of securities (the “Private Placements”). Midtown Partners acted as placement agent for the Company in connection with the Private Placements. Pursuant to the terms of the placement agent agreements, the Company agreed to pay Midtown Partners a cash commission and to issue warrants to Midtown Partners based on a percentage of the securities sold in the Private Placements. For the year ended June 30, 2006, $435,779 was paid in commissions plus approximately 1,505,640 warrants and 183,617 registered shares were due, all as compensation for assisting in the May 2006 10% Debenture financings (see Note 11). Additional warrants totaling 1,407,715 will be issued to Midtown upon approval of an increase in the Company’s authorized share total. As of June 30, 2005 $305,389 was paid in commissions and 1,738,882 warrants were issued to Midtown Partners, LLC in connection with the 2005 placements. The total fees for the 2005 and 2006 placements were $1,057,073 and $2,387,000, respectively. In addition, for other services rendered, the Company has issued 50,583 shares of its Series B Preferred stock to Midtown Partners, which converted on August 22, 2005 into 606,996 shares of common stock.

In addition, the managing member of Midtown Partners & Co., LLC is also the managing member of Total CFO, LLC (“Total CFO”), which provides consulting and CFO services. The Company has engaged Total CFO to provide accounting services (the “Services Agreement”) for a period of one year beginning June 30, 2005. The agreement between Total CFO and the Company calls for payments of $10,000 per month for the first three months and $8,500 per month for the remainder of the agreement. The agreement expired in July 2006. In addition, the managing member of Midtown Partners & Co., LLC is also the managing member of Total CFO, LLC (“Total CFO”), which provides consulting and CFO services. The Company has engaged Total CFO to provide accounting services (the “Services Agreement”) for a period of one year beginning June 30, 2005. The agreement between Total CFO and the Company calls for payments of $10,000 per month for the first three months and $8,500 per month for the remainder of the agreement. The agreement expired in July 2006. The Company paid total CFO approximately $119,000 for the year ended June 30, 2006.

F–19

In September 2005, the Company engaged a director as a consultant to support the businesses goal of expanding into the operation of medical clinics. During the year ended June 30, 2006, the Company paid the consultant $65,000. In May 2006, the Company hired the consultant as its CEO and entered into an employment agreement. As additional compensation for consulting services, the Company granted the director warrants to purchase 300,000 shares of common stock. The warrants are immediately exercisable, has an exercise price of $0.50 per share, and expires five years from the date of grant. The warrants were valued at 104,998 using the Black-Scholes option pricing model. In May 2006, the Company hired the consultant as its CEO and entered into an employment agreement.

A director of the Company is an advisory director of Business Consulting Group Unlimited (“BCGU”). In May 2005, the Company entered into a consulting agreement with BCGU. Under the terms of the original agreement, the Company was to issue 200,000 shares of restricted common stock to BCGU as compensation for services. These shares were values at $1,000,000. In November 2005, the agreement was amended to reduce the number of shares of restricted common stock to 150,000. This modification resulted in a $448,750 reduction to the amount of consulting expense to be recognized under the agreement. The 150,000 shares of restricted common stock was issued during the year ended June 30, 2006. Relating the this agreement, for the twelve months ended June 30, 2006, the Company recognized consulting expense of $467,917 and for the six months ended June 30, 2005, the Company recognized $83,333 of consulting expenses.

In addition, in November 2005, the Company entered into a 90 day consulting agreement with the two principals of BCGU. Each of the principals was issued 100,000 shares of common stock valued at $367,500 as payment for these services. Accordingly, the Company recognized an aggregate of $735,000 in consulting expense under these agreements for the year ended June 30, 2006.

In April 2006, the Company entered into a consulting agreement in exchange for 550,000 shares of common stock. These shares were issued to the consultant in May, 2006 and valued at the market price as of the date of the agreement with a corresponding charge to expense. In June 2006, the scope of the consulting agreement was expanded and the company agreed to issue another 700,000 shares of common stock for the expanded services. In June, 2006, a shareholder of the Company loaned the Company 500,000 shares of Company stock which were transferred to the consultant in payment for the services. The Company valued these shares at their market value at the date of transfer and recorded consulting expense and a stock payable. The shareholder was promised 50,000 additional shares of common stock and the value of these shares has been recorded as interest expense and stock payable. At June 30, 2006, the Company had recorded stock payable to the shareholder of $286,000.

Telzuit Technologies, LLC, the predecessor company, used some of the common stock held in its name to generate cash and loan it to Telzuit Medical Technologies, Inc. These sales have been treated as generating additional paid in capital. Telzuit Technologies, LLC also used some of the common stock held in its name to pay vendors as well as borrow shares from a shareholder. These transactions have been treated as expenses of Telzuit Medical Technologies, Inc and have created a liability for Telzuit to repay shares to the third party lender.

8. INCOME TAXES

For the year ending December 31, 2004, the Company was an LLC and was not a taxpaying entity for federal or state income tax purposes, and thus no income tax expense was recorded in the accompanying financial statement for that period. Income of the Company was taxed for federal income tax purposes to the members on their respective tax returns.

The company has net operating loss carryovers which are substantially limited due to the change in ownership. We have provided no current income tax expense due to the losses incurred through the twelve months ended June 30, 2006 or the six months ended June 30, 2005. Net operating losses for tax purposes were approximately $9,700,00 at June 30, 2005 and 1,400,000 at June 30, 2005, which are available for carry forward. The Company will elect to forgo the carry back and will carry the net operating losses forward for twenty years. We have provided a 100% valuation allowance for the deferred tax benefit resulting from the net operating loss carryover due to the fact that we are a pre revenue company and have a substantial loss from current operations and the Company’s inability to predict taxable income. In addressing the potential impact of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the six months ended June 30, 2005 is as follows:

	June 30, 2006	June 30, 2005
Statutory federal income tax rate	(34.00)%	(34.00)%
State income taxes, net of federal taxes	(3.93)%	(3.93)%
Non-deductible items	14.15%	.23%

Valuation allowance	23.78%	37.70%

Significant components of deferred tax assets and liabilities are as follows:

	June 30, 2006	June 30, 2005
Deferred tax assets (liabilities):
Net operating loss carry forwards	3,581,104	534,007
Depreciation and amortization	(46,917)	(5,304)

Deferred tax assets, net	3,534,187	528,703
Valuation allowance	(3,534,187)	(528,703)
Net deferred tax asset	—	—

9. MAY 2005 CONVERTIBLE DEBENTURE FINANCING

During May 2005 the Company pursuant to a Securities Purchase Agreement and Share Exchange Agreement, issued (a) 10% Convertible Debentures, having an aggregate original principal balance of $1,057,250, and (b) Class A Warrants entitling the debenture holders to purchase, in the aggregate,

F–20

1,334,062 shares of the Registrants’ Common Stock at an exercise price of $.60 per share (the “Bridge Financing”). The 10% Convertible Debentures were due one year from the date of issuance, or, upon the earlier occurrence of certain events specified in each 10% Convertible Debenture, all principal and accrued interest of each debenture automatically converts into either (a) shares of the Registrant’s Common Stock at a price of $.40 per share of Common Stock, or (b) units at a price of $.66 per unit, each unit being comprised of (i) one share of Series A Preferred Stock which converts into Common Stock at a price of $.60 per share, and (ii) one Class B warrant, each Class B warrant having an exercise price of $.80 per share. The purchase price paid to the Registrant in connection with the Bridge Financing was $1,057,250. The company closed the Bridge Financing in two tranches raising $565,000 and $492,250 on May 6, 2005 and May 19, 2005 respectively.

The Class A Warrants are exercisable by the holder at any time before the date five (5) years from the date of issuance. Beginning twelve (12) months following the date of issuance of the Class A Warrants, if the closing bid price of the Registrant’s common stock exceeds two dollars ($2.00) US for a period of twenty (20) consecutive trading days, and the Registrant’s common stock has an average trading volume in excess of fifty thousand (50,000) shares per day for the twenty (20) prior trading days, the Class A Warrants may be redeemed by the Company at one cent ($.01) per warrant.

Relating to these debentures, the Company incurred a debt discount in the amount of $1,057,250 as a result of the intrinsic value of the beneficial conversion feature and the detachable warrants previously described. During the six months ended June 30, 2005 the Company amortized $144,829 of the debt discount to interest expense. In July 2005, all of the holders of this convertible debenture offering converted their debentures plus accrued interest into 1,614,551 shares of Series A Preferred Stock and Class B Warrants entitling the holder to purchase 2,690,834 shares of our Common Stock at $0.80 per share. Concurrent with this conversion, the remaining debt discount of $912,421 was amortized as interest expense on July 12, 2005.

This Debenture Offering provided the purchasers with certain rights and obligated the Company to certain terms. The Company granted the holders of the Class A Warrants price protection in case the Company issued other securities at lower prices. This event occurred with the May 2006 Debenture Offering (see Note 11) and the exercise price of the Class A Warrants was reduced to $0.5174

10. SERIES A PREFERRED STOCK OFFERING

On August 19, 2005, the Company completed its Series A Preferred private placement of approximately $3,399,619, which such amount includes (1) $1,749,990 that had closed on June 22, 2005, (2) 1,036,629 that had closed on June 28, 2005, (3) $413,000 of which was stock subscribed as of June 30, 2005 and completed on July 14, 2005, and (3) $200,000 which was purchased on August 19, 2005. Pursuant to the Securities Purchase Agreement, in June and July of 2005 the Registrant issued 3,199,619 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), and (b) Class B Warrants entitling holders of the Series A Preferred Stock to purchase, in the aggregate, 5,332,683 shares of Registrants’ common stock at an exercise price of $.80 per share. In August 2005, the Registrant issued 200,000 shares of Series A Convertible Preferred Stock which were purchased for $200,000 and (b) Class B Warrants entitling holders of the Series A Preferred Stock to purchase, in the aggregate, 333,375 shares of Registrants’ common stock at an exercise price of $.80 per share. On July 12, 2005, all of the holders of the May 2005 10% convertible debenture offering converted their debentures plus accrued interest into (a) 1,614,551 shares Series A Preferred Stock and (b) Class B Warrants entitling holders of the Series A Preferred Stock to purchase, in the aggregate, 2,690,834 shares of Registrants’ common stock at an exercise price of $.80 per share. The Series A Preferred Stock converts into shares of the Registrant’s Common Stock at a price of $.60 per share of Common Stock.

The Series A Preferred Stock Offering provided the purchasers with certain rights and obligated the Company to certain terms. Certain key terms are discussed herein: 1 - The Company was obligated to timely register with the SEC the underlying common stock which could be issued if a purchaser of this offering wished to convert their Series A Preferred Stock or to exercise their warrants. The Company was unsuccessful in this regard and as a result issued 1,484,236 additional Class B warrants to the holders of the Series A Preferred Stock as required by the terms of the agreement. These warrants were valued at $4,883,993 and have been recorded as a Preferred Stock dividend. On March 16, 2006, the Company’s registration statement was declared effective and accordingly, no additional penalty warrants will be issued to the holders of the Series A Preferred Stock; 2 - The Company granted the purchasers of the Series A Preferred Stock and Class B Warrants price protection in case the Company issued other securities at lower prices. This event occurred with the May 2006 Convertible Debenture offering (see Note 11) and the holders of the Series A Preferred Stock had the conversion price reduced to $0.35 per share and the Class B Warrants exercise price was reduced to $0.6898; 3 - Certain change in control provisions of the Series A Preferred stock, give the holders the right to compel the Company to redeem in

F–21

cash all or part of the outstanding preferred shares at the stated value of the preferred stock. Accordingly, the Series A Preferred Stock has been classified outside of permanent equity on the accompanying consolidated balance sheets.

As a result of the reduction in the conversion price of the Series A Preferred Stock, a preferred stock dividend of $3,830,690 has been recorded for the year ended June 30, 2006, for the difference between the discounted conversion price of $0.35 and the fair market value of the Company’s stock at the time of the original issuance of the preferred stock. The amount of the dividend was limited to the amount of proceeds received from the outstanding Series A Preferred Stock when it was originally issued.

The Class B Warrants are exercisable by the holder at any time before the date five (5) years from the date of issuance. Beginning twelve (12) months following the date of issuance of the Class B Warrants, if the closing bid price of the Registrant’s Common Stock exceeds two dollars ($2.00) US for a period of twenty (20) consecutive trading days and the Registrant’s Common Stock has an average trading volume in excess of fifty thousand (50,000) shares per day for the twenty (20) prior trading days, the Class B Warrants may be redeemed by the Company at one cent ($.01) per warrant.

11. MAY 2006 CONVERTIBLE DEBENTURE FINANCING

On May 26, 2006, the Registrant completed a private placement and issued (a) its 10% Convertible Three Year Debentures having an aggregate original principal balance of $4,941,985, (b) its Class C Warrants exercisable, in the aggregate, for 10,589,969 shares of Common Stock, and (c) Class D Warrants exercisable, in the aggregate, for 3,529,989 shares of Common Stock (the “Debenture Offering”).

The principal and accrued unpaid interest on the Debentures may convert into Common Stock at a conversion price of thirty five ($.35) cents per share at any time after the offering. Interest is payable semi-annually, on November 1st and May 1st and the Company may choose to pay the interest in cash or in common stock at a 10% discount to the public trading price. The debentures are guaranteed by the Company’s subsidiaries and are secured by a blanket lien on the assets of the Company and its subsidiaries.

The Class C Warrants are immediately exercisable, have an exercise price of forty five cents ($.45) and a six year term. Class D Warrants are immediately exercisable, have an exercise price of one dollar and twenty five cents ($1.25) and a ten year term. On the termination date of these Class C and Class D warrants, they will be automatically exercised through a cashless exercise provision.

The May 2006 Convertible Debenture Offering provided the purchasers with certain rights and obligated the Company to certain terms. The Company is obligated to timely register with the SEC the underlying common stock which could be issued if a purchaser of this offering wished to convert their Debenture or to exercise their warrants. If the Company is unsuccessful in having the registration declared effective by October 21, 2006, the Company will be required to pay the holders 1% of the face value of the debenture for each additional thirty day delinquency, up to a maximum of 9%. The Company also granted the purchasers of the May 2006 Debenture Offering and Class C & D Warrants price protection in case the Company issues other securities at lower prices. Additionally, certain change in control provisions of the May 2006 Convertible Debenture give the holders the right to compel the Company to repay in cash all or part of the outstanding convertible debenture at face value plus accrued, unpaid interest.

In connection with the Debenture Offering, some holders of Series A Preferred Stock exercised a “Most Favored Nations” contract right in the Investors Right Agreement dated June 22, 2005. As a result, 805,410 shares of Series A Preferred Stock, plus accrued dividends of $32,225, were exchanged for (a) 10% Convertible Debentures having an aggregate original principal balance equal to $837,635 (ii) Class C Warrants exercisable, in the aggregate, for 1,794,933 common shares, and (iii) Class D Warrants exercisable, in the aggregate, for 598,310 common shares.

As this convertible debt was issued with additional equity instruments, the Company used the Black Scholes model to determine the value of the warrants. This value, approximately 3,715,000, is treated as a discount to the debentures and will be amortized as interest expense over the term of the outstanding debentures. During the year ended June 30, 2006, approximately $103,000 of the discount was amortized.

The accounting treatment of the warrants, when combined with the convertibility feature of the debt, effectively reduces the cost to acquire a share of stock. This reduction, when compared to the conversion price results in a “beneficial conversion feature”, which means that a purchaser of the convertible debt could convert immediately and effectively make a profit. The Company determined that the value of this beneficial conversion feature was $2,064,152 and has recorded it as additional interest expense in the twelve months ended June 30, 2006.

F–22

In connection with the Debenture Offering, the broker-dealers were paid aggregate cash commissions equal to $444,778. The broker-dealers also received (a) Common Stock Purchase Warrants entitling the broker-dealers to purchase, in the aggregate, 1,407,100 shares of the Registrant’s Common Stock at an exercise price of thirty five ($.35) cents per share and (b) Common Stock Purchase Warrants entitling the broker dealers to purchase 98,540 shares of Registrant’s common stock at one cent ($0.01) per share, and (c) 183,617 unrestricted freely trading shares of the Registrant’s Common Stock. As additional compensation, and subject to the Registrant’s shareholders increasing the authorized shares of the company, the broker-dealers will receive (a) Common Stock Purchase Warrants entitling the broker-dealers to purchase, 1,055,786 shares of the Registrant’s Common Stock at an exercise price of forty five cents ($.45) per share and (b) Common Stock Purchase Warrants entitling the broker-dealers to purchase 351,929 shares of the Registrant’s Common Stock at an exercise price of one dollar and twenty five cents ($1.25). The value of the warrants, calculated utilizing the Black Scholes model, is $1,835,000. This amount, combined with the cash payments and the value of the shares issued to the broker dealer are treated as debt issuance costs totaling $2,414,000. This amount will be amortized over the thirty-six month term of the debentures.

Also, as a result of this May 2006 debenture financing, the conversion price of the outstanding Series A Preferred Stock was reduced from $.60 to $.35, the exercise price of the outstanding Class A Warrants was reduced from $.60 to $.5174, and the exercise price of the outstanding Class B Warrants was reduced from $.80 to $.6898.

12. OPTIONS AND WARRANTS OUTSTANDING

Stock Option Plan

As part of the share exchange agreement dated May 6, 2005 between Taylor Madison, Telzuit Technologies, Inc. and Telzuit Technologies, LLC, all options issued and outstanding under the Company’s existing stock option plan were cancelled. As of June 30, 2005 no options were outstanding under this plan.

The following table summarizes information on all common share purchase options by the company for the year ended June 30, 2005. The table reflects the 1 for 31 stock split effective August 18, 2005.

	2005		2004
Description	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	33,742	$7.50	23,935	$1.24
Granted	—	—	21,744	$7.50
Exercised	—	—	(11,937)	$1.24
Cancelled	(33,742)	$7.50	—	—
Forfeited	—	—	—	—
Outstanding, end of year	—	—	33,742	$7.50

Exercisable	—		11,247

F–23

Warrants

At June 30, 2006, the Company had outstanding warrants to purchase the Company’s common stock which were issued in connection with multiple financing arrangements, consulting agreements and employment agreements. Information relating to these warrants is summarized as follows:

Warrants	Remaining Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Class A Warrants	1,547,038	4.00	$0.5174
Class B Warrants	10,640,304	4.15	$0.6898
Class BD Warrants	76,750	3.85	$0.60
Class BD-B Warrants	10,000	4.08	$0.5174
Class BD-B Warrants	10,000	4.08	$0.6898
Class C Warrants	12,384,933	4.92	$0.45
Class D Warrants	4,128,310	4.92	$1.25
Class BD – C Warrants	1,407,100	4.92	$0.35
Class BD – X Warrants	98,540	4.92	$0.01
Other Warrants	2,000,000	9.92	$0.50
Other Warrants	300,000	4.92	$0.50
Other Warrants	25,000	4.92	$2.50
Other Warrants	20,000	4.92	$0.01

Total	32,647,975

At June 30, 2006 warrants to purchase 31,147,975 shares of Common Stock are exercisable.

Not included in the above warrant table are those warrants granted to the broker-dealers which are subject to the Registrant’s shareholders increasing the authorized shares of the company. Once approved, the broker-dealers will receive (a) Common Stock Purchase Warrants entitling the broker-dealers to purchase, 1,055,786 shares of the Registrant’s Common Stock at an exercise price of forty five cents ($.45) per share and (b) Common Stock Purchase Warrants entitling the broker-dealers to purchase 351,929 shares of the Registrant’s Common Stock at an exercise price of one dollar and twenty five cents ($1.25).

The fair value of each warrant granted is estimated on the grant date using the Black-Scholes option pricing model. The following assumptions were made in estimating fair value:

	2006	2005
Dividend yield	0.0%	0.0%
Risk-free interest rate	4.95% -5.06%	3.73%
Expected life	5 –10 years	6 months
Expected volatility	308.10%	92.2%

At June 30, 2006, 59,737,051 shares of Common Stock were reserved for issuance for the Company’s outstanding warrants and upon conversion of the outstanding Series A Preferred Stock and May 2006 Convertible debentures.

13. COMMITMENTS AND CONTINGENCIES

The Company leases certain office and clinic premises under non-cancelable, operating leases which expire at various dates through March 2011.

Aggregate approximate minimum rental commitments at June 30, 2006 under non-cancelable operating leases are summarized as follows:

June 30,	Gross Rentals
2007	$154,000
2008	$157,000
2009	$131,000
2010	$113,000
2011	$6,000

Total	$616,000

F–24

Rental expense included in operations totaled approximately $84,000 for the twelve months ended June 30, 2006, $22,300 for the six months ended June 30, 2005, and $39,000 for the 12 months ended December 31, 2004.

The Company has entered into employment agreements with various officers and key employees. These agreements establish bonuses based upon performance and provide for severance compensation under some circumstances. Each of the officers has an employment agreement with Telzuit Technologies, Inc., a wholly owned subsidiary of the Registrant. The employment agreement for each of the company’s three officers has a term of two years and provides for an annual base salary of between $150,000 and $159,000, subject to annual increases as approved by the compensation committee. The employment agreement for the CEO provided for 2,000,000 warrants, with an exercise price of $0.50, with 25% exercisable immediately, and an additional 25% to become exercisable on each anniversary of his employment. The officers employment agreements expire at various dates through May 2009.

On May 1, 2005, the Company assigned to Taylor Madison Holdings, Inc., and Taylor Madison Holdings, Inc. assumed, all rights and obligations under the MLB License Agreement. In addition, the Securities Purchase Agreement dated May 6, 2005 provides for indemnity for the company’s previous officers from liabilities arising from the MLB License Agreement. The MLB License Agreement was terminated by mutual agreement in June 2006.

On November 2, 2004, the Company entered into an Exclusive Manufacturing and Distribution Agreement (the “Boom Agreement”) with Boom, LLC, a New York corporation (“Boom”). Pursuant to the Boom Agreement, the Company appointed Boom as its exclusive manufacturer and distributor for personal care products to be sold under the MLB License Agreement. Pursuant to the Boom Agreement, the Company is entitled to retain a royalty payment of 2.5% of net sales under the MLB License Agreement. As of June 30, 2006 and 2005, no products had been manufactured or distributed under the Boom Agreement. On May 1, 2005, the Company assigned to Taylor Madison Holdings, Inc., a Florida corporation, and Taylor Madison Holdings, Inc. assumed all rights and obligations under the Boom Agreement. In addition, the Securities Purchase Agreement dated May 6, 2005, provides indemnity for the company’s previous officers from liabilities arising from the Boom Agreement. Boom has not released the Company from the Boom License Agreement. The Boom Agreement terminated upon termination of the MLB License Agreement.

On the July 31, 2004 the Company entered into a five year agreement with an unrelated company to provide certain software to be used in the operation and delivery of the Company’s product and services. Under the terms of the agreement the Company made an immediate non-refundable payment of 86,100 Euro or $108,690 and made the additional payments of 160,000 Euro or $193,056 during fiscal 2006 per the agreement. In further consideration of the rights granted to the Company in relation to this agreement, the Company is to pay the provider a royalty equal to (a) 5% of the sales of the Company up to five hundred thousand Euro and thereafter (b) 3.75% for the next five hundred thousand Euro and thereafter (c) 2.5% until the end of the agreement. As of June 30, 2006, all payments have been made per this agreement. As no revenues have been realized pertaining to this agreement, no royalties are due. The denomination of this agreement in foreign currency subjects the Company to foreign currency fluctuation risk.

On March 31, 2006 the Company entered into a software license agreement with the same unrelated company to provide certain additional software to be used in the operation and delivery of the Company’s product and service. Pursuant to the terms of the agreement on March 31, 2006 the Company made the $25,000 non-refundable payment. In consideration for the non-refundable payment, the Company received one copy of the software. Additional terms of the agreement are as follows: (i) the agreement will remain in force until terminated; (ii) at the request of the Company additional copies of the software are available for $12,500 per copy; (iii) the Company agrees to pay the software company a royalty of 0.5% of the first annual gross turnover equal to one million two hundred and twenty-five thousand dollars and, once said gross turnover has been reached, a royalty of 0.25% of the annual gross turnover thereafter; (iv) the Company guarantees that the royalty payments to be made will not be less than $37,500 for each 12-month period during the first five years and in the event the royalty payments are calculated to be less than the $37,500 stipulated in the contract the Company will pay the difference.

The company has various agreements with service providers and consultants as part of its routine operations which extend beyond June 30, 2006. Based upon circumstances some of these agreements will be renewed in the normal course of business.

F–25

14. LEGAL PROCEEDINGS

Focused Strategies, Inc. v. Telzuit Technologies, LLC and Telzuit Technologies, Inc.

On June 8, 2005, Focused Strategies, Inc., a Florida corporation, filed a Complaint for Damages and Declaratory Relief in the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida, titled Focused Strategies, Inc. v. Telzuit Technologies, LLC and Telzuit Technologies, Inc., Case No. 48-2005-CA-004920-O (the “FSI Complaint”). In July 2005, Telzuit Technologies, LLC and Telzuit Technologies, Inc. filed an Introduction, Answer, Defenses, Counterclaims and Third Party Claims of the Defendants (the “Answer and Counter-Claim”). Telzuit Technologies, Inc is a Florida corporation and wholly-owned subsidiary of Telzuit Medical. Telzuit Technologies, LLC is a Florida limited liability company which owns a majority of the issued and outstanding capital stock of Telzuit Medical.

Telzuit Technologies, LLC hired Focused Strategies, Inc. to provide consulting services pursuant to an Engagement Agreement dated March 16, 2001, (the “Engagement Agreement”). In the FSI Complaint, Focused Strategies, Inc. alleges that it performed its duties and obligations under the Engagement Agreement and seeks damages of $818,678 for alleged unpaid professional fees and expenses.

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

The management of Telzuit Technologies, LLC, Telzuit Technologies, Inc., and Taylor Madison believe that Focused Strategies, Inc.’s claims are not substantiated by the facts, are without merit, and intend to defend their positions vigorously. In the Answer and Counter-Claim, Telzuit Technologies, Inc. and Telzuit Technologies, LLC assert a number of defenses in response to the allegations made in the FSI Complaint, including fraud, breach of contract, and self-dealing. In addition, in the Answer and Counter-Claim, Telzuit Technologies, Inc. and Telzuit Technologies, LLC have filed counter-claims against the claimant based on fraud and breach of contract and cross-claims against MKCS, Inc. based on fraud and breach of implied contract. In connection with each of these claims, Telzuit Technologies, Inc. and Telzuit Technologies, LLC seek damages in excess of $15,000.

In addition, subsequent to December 31, 2004, the plaintiffs made an offer to settle this litigation, which the Company has rejected. Management believes that the plaintiffs’ claims are not substantiated by the facts and intends to defend the Company’s position vigorously.

Other litigation related matters

During 2003, entities controlled by the former chief executive officer of the Company’s brother initiated legal action in the United States District Court, Middle District of Florida, Orlando Division, seeking an involuntary bankruptcy of the Company and alleging unpaid contractual obligations of approximately $650,000. During 2004 the bankruptcy court declined the involuntary bankruptcy noting that a valid dispute exists, but that the nature of the dispute should be resolved in another court. The plaintiffs proceeded to appeal. Subsequent to December 31, 2004, the appeals court upheld the decision of the bankruptcy court.

During 2001, the Company entered into an agreement with a former officer and founder to pay royalties ranging from $3 to $6 per unit sold up to a maximum of approximately $450,000. On June 7, 2005 the company entered into an assignment of rights agreement with the former officer and founder whereby the company agreed to pay $100,000 in four equal installments. On November 28, 2005 the Company made the final $25,000 payment per the agreement.

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

The Company is occasionally party to other litigation or threat of litigation arising in the normal course of business. Management, after consultation with legal counsel, does not believe that the resolution of any such matters will have a material effect on the Company’s financial position or results of operations.

Except as set forth above, as of the date of this filing, there are no other material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

F–26

15. SUBSEQUENT EVENTS

On August 1, 2006, the Company acquired 100% of the capital stock of two related mobile imaging companies, collectively operating as PDS Imaging. The Registrant paid $644,255.00 in cash, and agreed to issue 88,853 shares of its common stock, as payment in full. In addition, the Company entered into a Consultation Agreement, effective August 1, 2006 through October 31, 2006. with the former owners of PDS Imaging. As consideration for the consulting services, the Registrant agreed to an additional $12,000 and issued an additional 277,000 shares of common stock to the former owners. PDS Imaging consisted of six mobile imaging units operating in central and southern Florida servicing 140 physicians. PDS also adds a Medicare-approved and private insurance credentialed Independent Diagnostic Testing Facility (“IDTF”). The IDTF credentials will enable the Company to receive reimbursement from third party payers at its imaging facilities and the Company’s StatPatch system.

F–27