Form 10KSB/A
period 2006-06-30
Telzuit Medical Technologies, Inc.
filed 2006-11-06
CIK 1093837

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒.

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act) Yes  ☐    No  ☒

Registrant’s revenues for the year ended June 30, 2006: $3,540.

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of October 5, 2006 was approximately $4,667,735 based upon the closing sales price of the Registrant’s common stock of $0.18 on October 5, 2006 (see Footnote (1) below).

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

Transitional Small Business Disclosure Format (check one): Yes  ☐    No  ☒

(1)	Calculation based upon 25,931,860 of Registrant’s Common Stock being held by non-affiliates. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate and any such admission is hereby disclaimed. The information provided is included solely for recordkeeping purposes of the Securities and Exchange Commission.

EXPLANATORY NOTE

On September 28, 2006, Telzuit Medical Technologies, Inc. (“Telzuit”) filed a Form 12b-25 to extend the filing date of its Form 10-KSB for fiscal year ending June 30, 2006. On October 13, 2006, Telzuit filed its Form 10-KSB for fiscal year ending June 30, 2006; However, due to confusion as to the date of the extended filing date, Telzuit mistakenly believed that the audit of its 2006 consolidated financial statements was complete.

As of the date of its filing on October 13, 2006, Cross, Fernandez & Riley, LLP had not completed the audit of our 2006 consolidated financial statements, and had not authorized the issuance of their report on the such financial statements.

The Company is filing this amendment to its Form 10-KSB to add an executed copy of Cross, Fernandez, and Riley LLP’s audit report, and to correct errors in the 10-KSB, including corrections to its Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Stockholders Equity (Deficit), Consolidated Statement of Cash Flows, and footnotes to the financial statements.

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

Business Development

Telzuit Medical Technologies, Inc. (the “Company” or “Telzuit Medical” or “we”) is a Florida corporation incorporated on September 26, 2001. Prior to 2005, the Company, previously known as “Taylor Madison Corp.”, focused its operations on the development and wholesale distribution of fragrances and skincare products. In early 2005, we discontinued all operations and became a shell company, exploring the viability of acquiring an operating company. On May 6, 2005, pursuant to our plan to acquire an operating company, we entered into a Share Exchange Agreement, pursuant to which we acquired all of the issued and outstanding common stock of Telzuit Technologies, Inc. from Telzuit Technologies, LLC in exchange for 2,207,723 shares of our Series B Preferred Stock, which automatically converted, upon completion of the Company’s 1-for-31 reverse stock split, into 26,492,676 shares of common stock on August 22, 2005. The share exchange was accounted for as a reverse acquisition in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations,” Due to the reverse acquisition, the Company’s date of inception is April 1, 2000, the date Telzuit Technologies, Inc., the predecessor Company, was incorporated. By acquiring all of the issued and outstanding capital stock of Telzuit Technologies, Inc., we acquired certain know-how, trade secrets and other proprietary intellectual property rights relating to the development of ambulatory medical devices, including the STATPATCHTM Wireless Holter Heart Monitor. On August 18, 2005, we changed our name from “Taylor Madison Corp.” to “Telzuit Medical Technologies, Inc.”, which is more synonymous with our current operations.

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

We have incurred cumulative net losses after preferred dividends in the amount of $24,612,228 from our inception through June 30, 2006. Once we commence marketing our heart monitoring products, we project that we will not be cash flow positive based solely on projected sales and service revenues less manufacturing, general and administrative, marketing expenses and other operating costs for an indefinite period of time. We anticipate that we will continue to incur substantial operating losses for the foreseeable future, notwithstanding any anticipated revenues we may receive when our products are initially introduced to markets, due to the significant costs associated with the development and marketing of our products and services.

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

In November 2003, we removed Richard Krampe as our chief executive officer due to disagreements over compensation issues. Mr. Krampe is employed by Focused Strategies, Inc. (“FSI”), a Florida Corporation which is owned and controlled by his brother, Mark Krampe. FSI entered into an agreement with us on March 16, 2001 (the “Engagement Agreement”) through which Richard Krampe agreed to provide consulting, marketing and other services. We have paid FSI approximately $85,000 under the agreement and additional amounts of approximately $818,678 are claimed by FSI to be owed which we have disputed. We also cancelled 7,625,000 Class A Units that, in our opinion, had been improperly issued to FSI for no consideration. The court has set a trial date of January 2007. For a more detailed discussion, see “Item 3 - Legal Proceedings” below. We cannot predict the outcome of these claims, nor can we assure you that further litigation relating to these claims will not take place.

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

As of June 30, 2006, we did not maintain effective controls over the completeness and accuracy relating to the accounting and disclosure for Series A convertible preferred stock issuances and complex and non-standard stockholders’ equity transactions. In addition, our management has determined that we have “material weaknesses” in our internal control over recording, processing, summarizing and reporting information required to be disclosed by the Company in the reports it files under the Exchange Act within the time periods specified by the commission’s rules and forms.

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

The lease for the corporate offices expires on November 30, 2009. The base annual rent under the lease during the current term of the lease is $47,040, payable in equal monthly installments. Beginning November 1, 2006, with the additional space, the base rent will be $87,500 per annum, subject to 3% per annum increases. The landlord is also entitled to an additional annual rent, payable in monthly installments, representing our proportionate share of the property’s operating expenses, such as property taxes, common area costs, parking lot maintenance, and administrative expenses.

We also lease space for our two outpatient clinics, the “Metrowest Clinic” and the “University Clinic.” We lease 1,518 square feet at 2411 South Hiawassee Road, Suite 23, Orlando, Florida 32835 for the “Metrowest Clinic”. This lease commenced on February 4, 2006 and expires on January 31, 2011. The initial base rent is $45,540 per annum. Annual increases are based on the Consumer Price Index, but will be no less than 4% per annum. We lease 2,485 square feet at 3403 Technological Avenue, Suite 16, Orlando, Florida 32817 for the “University Clinic”. This lease commenced on March 1, 2006 and expires on February 28, 2011. The initial base rent is $39,213 per annum, and annual increases are 4%.

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

The management of Telzuit Medical believe that Focused Strategies, Inc.’s claims are not substantiated by the facts, are without merit, and intend to defend their positions vigorously. In the Answer and Counter-Claim, Telzuit Technologies, Inc. and Telzuit Technologies, LLC assert a number of defenses in response to the allegations made in the FSI Complaint, including fraud, breach of contract, and self-dealing. In addition and included with the Answer and Counter-Claim, Telzuit Technologies, Inc. and Telzuit Technologies, LLC have filed counterclaims against the claimant, based on fraud and breach of implied contract. In connection with each of these claims, Telzuit Technologies, Inc. and Telzuit Technologies, LLC seek damages in excess of $15,000. The parties mediated their respective claims on March 3, 2006, but were unsuccessful in reaching an agreement to resolve the lawsuit. The court has set a trial date of January 9, 2007.

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

Period (Fiscal Year)	High	Low
2006:
Fourth Quarter ending June 30, 2006	$0.65	$0.20
Third Quarter ending March 31, 2006	$2.75	$0.43
Second Quarter ending December 31, 2005	$5.25	$2.39
First Quarter ending September 30, 2005	$5.95	$4.40
2005:
Fourth Quarter ending June 30, 2005 [1]	$0.29	$0.016
Third Quarter ending March 31, 2005 [1]	$0.02	$0.016
Second Quarter ending December 31, 2004 [1]	$0.035	$0.011
First Quarter ending September 30, 2004 [1]	$0.07	$0.025

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

[1]	Amounts have not been adjusted to reflect a 1 for 31 reverse stock split of the Company’s issued and outstanding common stock effective as of August 22, 2005.

Equity Compensation Plan Information (3)

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	-0-	-0-	-0-
Equity compensation plans not approved by stockholders	2,300,000-(1), (2)	$0.50(1), (2)	-0-
TOTAL	2,300,000	$0.50	-0-

(1)	On June 16, 2006, the Company and Warren Stowell entered into an Employment Agreement effective as of May 8, 2006, which expires May 8, 2009. Pursuant to the terms of the Employment Agreement, Mr. Stowell is eligible to receive a warrant or stock option for the purchase of 2,000,000 shares of common stock at an exercise price of $.50 per share (referred to in this paragraph as the “Warrant Shares”). Twenty-five percent of the Warrant Shares vested on the effective date of the Employment Agreement, and on each anniversary of the effective date of the Employment Agreement an additional twenty-five percent of the Warrant Shares will vest. Neither the Employment Agreement nor the warrant referred to in this paragraph was issued pursuant to a formal equity compensation plan for our directors, officers, and employees. As of the date of this filing, neither the Board of Directors nor shareholders have adopted a formal equity compensation plan for directors, officers, and employees.

(2)	On May 9, 2006, the Company authorized the issuance to Warren Stowell of a warrant exercisable for 300,000 shares of common stock. The warrant referred to in this paragraph is not issuable pursuant to a formal equity compensation plan for our directors, officers, and employees. As of the date of this filing, neither the Board of Directors nor shareholders have adopted a formal equity compensation plan for our directors, officers, and employees.

(3)	In August 2006, the Company and Jerry Balter entered into an Employment Agreement effective as of July 11, 2006, which expires July 11, 2009. Pursuant to the terms of the Employment Agreement, Mr. Balter is eligible to receive stock options for the purchase of 1,000,000 shares of common stock at an exercise price of $.50 per share (the referred to in this paragraph as the “Warrant Shares”). Twenty-five percent of the Warrant Shares vested on the effective date of the Employment Agreement, and on each anniversary of the effective date of the Employment Agreement an additional twenty-five percent of the Warrant Shares will vest.

Item 6.	Management’s Discussion and Analysis or Plan of Operation

The following is a discussion of the financial condition and results of operations of the Company for the fiscal year ended June 30, 2006, the six month transition period ended June 30, 2005, and the fiscal year ended December 31, 2004. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report.

Overview

Telzuit Medical is a company focused on developing and marketing ambulatory medical devices which monitor, measure, and record physiological signals generated by the body. Our initial product is our “StatPatch Wireless Holter Monitor” (the “STATPATCHTM” or the

“STATPATCHTM Holter Monitor”), a 12-lead, wireless holter heart monitor which measures, records, and transmits physiological signals associated with a patient’s cardiovascular system. The STATPATCHTM system is FDA approved through a 510-K submission. In addition the Company provides services to patients through two medical clinics located in the Orlando area and through a mobile imaging business provides services in central and southern Florida. The mobile imaging business was acquired on August 1, 2006.

Development Stage Company

In early 2005, Taylor Madison Corp. discontinued operations and became a shell company with no operations. On May 6, 2005, Taylor Madison Corp. entered into the Share Exchange Agreement with Telzuit Technologies, LLC. Pursuant to the Share Exchange Agreement, Taylor Madison Corp. acquired all of the issued and outstanding capital stock of Telzuit Technologies, Inc., in exchange for 2,207,723 of Taylor Madison Corp.’s Series B Preferred Stock, since converted into 26,492,676 shares of common stock of the Company. The companies are now collectively doing business as Telzuit Medical Technologies, Inc. By acquiring all of the issued and outstanding capital stock of Telzuit Technologies, Inc., Taylor Madison Corp. acquired certain know-how, trade secrets and other proprietary intellectual property rights relating to the development of ambulatory medical devices, including the STATPATCHTM Wireless Holter Monitor (collectively referred to herein as the “STATPATCHTM Technologies”). As a result of the closing of the transactions contemplated by the Share Exchange Agreement, including the 1-for-31 reverse stock split effective August 22, 2005, the owners of Telzuit Technologies, LLC acquired approximately 70% of our voting capital stock. The share exchange was accounted for as a reverse acquisition in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.”

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

Research and Development

In December 2004, we completed the design, fabrication and testing of a pre-production model of our first product for commercialization, our battery-operated, digital 12-lead STATPATCHTM Wireless Holter Monitor. As discussed below, the STATPATCHTM will be used as the primary component of a 12-lead ambulatory heart monitor system to acquire, process, amplify and store physiological signal data.

The STATPATCHTM is an ambulatory patient heart monitor and recording system that will allow a patient’s heart to be continuously monitored over a period of 24 to 48 hours while the patient carries out his or her daily activities away from the physician’s office or hospital. The STATPATCHTM is comprised of a disposable bandage-like strip, which is imbedded with lead sensory connectors. A battery attached to the strip activates the lead sensory connectors to transmit heart activity information. The battery life lasts between 24 and 48 hours, at which time the patient must discard the old patch and replace it with a new one.

In operation, the STATPATCHTM will be used in conjunction with the STATPATCHTM System, which includes a cellular telephone device (commonly referred to as a “PDA”) capable of recording the data transmitted from our STATPATCHTM . The testing we have conducted and relied upon from independent sources has lead us to believe that a properly designed PDA device is capable of recording information transmitted from our STATPATCHTM . We, therefore, intend to acquire the STATPATCHTM System from manufacturers of PDA’s, modify these devices physically and equip them with software to permit the transmission of heart activity received from the STATPATCHTM .

We are designing a communication system as an intranet through which data collected by our Unit can be transmitted through any form of cellular technology. Information transmitted by each STATPATCHTM System will be routed through cellular towers to a switching station maintained at our corporate offices. We have licensed computer software that will monitor the heart activity of patients wearing our STATPATCHTM . This software, which has been developed by Philips Medical and other medical service providers, can detect irregular heart activity.

Patients using the STATPATCHTM will be able to move around freely while data is collected and sent in near real time from the patient module to the monitoring center. At the conclusion of the recording period, the patient returns the Unit to the cardiologist. The patient’s information, having been sent via cell phone to the monitoring center, is then analyzed by the Philips’ algorithm. After the prescribing period, the physician is able to access the patient information via secure web portal and download raw data and a report. The physician then interprets all of the information available to him or her to make a diagnosis. The STATPATCHTM System is entirely diagnostic and is not intended to be a life-saving device.

Description of New Products

STATPATCH™ Sleep Apnea Device

The Company has filed an application with the FDA for approval of a new sleep apnea device based on the STATPATCHTM wireless system. Sleep apnea currently affects an estimated 12 to 25 million people in the United States. We anticipate that our new sleep apnea device will be able to assist in the diagnosis of this condition, making it much less intrusive to the patient.

Elderly Patient Wireless Monitoring System

The Company has patented a long-term monitoring device which utilizes the proprietary STATPATCHTM design (the “Elderly Patient Wireless Monitor”). The Elderly Patient Wireless Monitor is designed primarily for use by patients in nursing homes and other assisted-living facilities. This product will be used to measure basic biometric data on patients and will also be able to alert staff if a patient has fallen. The patient’s data is relayed to both a PDA and a centralized computer monitor to allow the patient’s caregivers to monitor the patient with greater accuracy and efficiency. The Company anticipates that this product will be available during fiscal year 2007.

Medical Clinics

The Company has identified key personnel who possess expertise in owning, operating and building medical clinics. The Company has decided to build on this expertise, as well as the Company’s prime location in Central Florida, to target the opening of six (6) medical clinics. The Company believes that expanding its current business plan to include the operation of medical clinics may generate positive operating results and a positive cash flow. The Company hopes to create and take advantage of a synergy among the Company’s medical clinics, the STATPATCHTM and the pharmaceutical companies and their chosen Clinical Research Organizations.

Employees

At June 30, 2006, we had eleven (11) full-time employees. With the acquisition of the mobile imaging business in August 2006, we now have twenty-one (21) full-time employees. We currently do not have any plans to significantly increase the number of people we employ.

Recent Material Events

On May 26, 2006 we issued (a) $4,941,985 of 10% Senior Secured Convertible Debentures convertible into shares of the Company’s common stock at $ 0.35 per share; (b) Class C Common Stock Purchase Warrants exercisable at $0.45 per share into a total of 10,589,969 shares of the Company’s common stock; and (c) Class D Common Stock Purchase Warrants exercisable at $1.25 per share into a total of 3,529,989 shares of the Company’s common stock. The total consideration for these securities was $4,941,985. Net cash proceeds to the Company after brokerage commissions and other costs of the offering was approximately $4,400,000. In connection with our May 26, 2006 Debenture Offering, one holder of Series A Convertible Preferred Stock exercised a “Most Favored Nations” contract right in the Investor Rights Agreement dated June 22, 2005. As a result, 805,410 shares of Series A Preferred Stock were exchanged for (a) 10% Senior Secured Convertible Debenture having a principal balance equal to $837,635; (b) Class C Common Stock Purchase Warrants exercisable at $0.45 per share into a total of 1,794,933 shares of the Company’s common stock; and (c) Class D Common Stock Purchase Warrants exercisable at $1.25 per share into a total of 598,310 shares of the Company’s common stock. The principal balance on the Debentures is due on May 26, 2009, unless earlier converted. Interest on such principal amount (or any balance outstanding from time to time) accrues at the rate of 10% per annum, payable semi-annually. The interest is payable, at the Company’s discretion, in (i) cash or (ii) shares of the Company’s registered common stock at a 10% discount to the public trading price. Repayment of the Debentures is guaranteed by our subsidiaries, Immediate Quality Care Clinics, Inc. and Telzuit Technologies, Inc. The Debentures are also secured by a blanket lien on the assets of the Company and our subsidiaries.

On August 1, 2006 the Company acquired 100% of the issued and outstanding capital stock of two related mobile ultrasound imaging companies, collectively operating as “PDS Imaging”. PDS Imaging consisted of six mobile imaging units operating in central and southern Florida servicing approximately 140 physicians. The Company paid $644,255 cash and agreed to issue 88,853 shares of its common stock to acquire PDS Imaging. In addition, the Company entered into a Consulting Agreement, effective August 1, 2006 through August 1, 2009 with the former owners of PDS Imaging. As consideration for the consulting services, the Company agreed to an additional $12,000 and issue an additional 277,000 shares of common stock to the former owners. The Company’s acquisition of PDS Imaging adds a Medicare-approved and private insurance credentialed Independent Diagnostic Testing Facility (“IDTF”). The IDTF will enable the Company to receive reimbursement from third party payors for its STATPATCHTM System. PDS Imaging generated revenues of approximately $1.1 million in 2005.

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the six month transition period ending June 30, 2005, the fiscal year ending December 31, 2004, the fiscal year ending June 30, 2006 and explanatory notes included as part of this filing.

SUMMARY STATEMENT OF OPERATIONS DATA

(Dollar amounts and share data)

	Twelve Months ending June 30, 2006	Six Months Ending June 30, 2005	Twelve Months Ending December 31, 2004	From Inception April 1, 2000 To June 30, 2006
Total Revenue	$3,540	$0	$0	$3,540
Net (Loss)	($11,136,327)	($1,493,608)	($1,183,302)	($15,433,745)
Net (Loss) attributed to Common Shares	($20,314,810)	($1,493,608)	($1,183,302)	($24,612,228)

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

COST OF REVENUES: Cost of revenues for the fiscal year ended June 30, 2006 were $21,821. The cost of revenues during the fiscal year ended June 30, 2006 included salaries of employees for the clinics and disposable medical products utilized in treating patients. There were no related expenses in prior periods since the clinics did not open until fiscal year ending 2006. In the future cost of revenues will encompass the direct operating expenses of the STATPATCHTM, including the cost of materials, costs for communications equipment and other equipment, if we successfully introduce this product; the direct operating expenses of the clinics, including salaries, disposable medical products and rent; and, the direct operating expenses of the newly acquired Cedars Diagnostic Laboratories which includes salaries, disposables and the costs of the equipment.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consisted of payroll and related expenses for executive, accounting and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses for the year ended June 30, 2006 were $9,751,682, as compared to general and administrative expenses of $1,247,045 for the six month transition period ended June 30, 2005, and $843,307 for the fiscal year ended December 31, 2004. A significant amount of the increase was non-cash payments in stock to directors, officers and consultants, including non-cash payments to the broker-dealer engaged by the Company. In addition, there were significant increases in legal, accounting, and other professional fees during the six month period ending June 30, 2005 and during the fiscal year ending June 30, 2006. The Company has taken steps to control its general and administrative expenses and expects these charges to be significantly lower in fiscal year 2007. Sales and marketing expenses are expected to be substantially higher during fiscal year 2007 because we intend to introduce the STATPATCHTM System and if we achieve sales we expect to pay sales commissions on such sales.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenditures for the fiscal year ended June 30, 2006 were $245,852, as compared to research and development expenditures of $86,446 for the six month transition period ending June 30, 2005, and $341,303 for the fiscal year ended December 31, 2004. These research and development expenses have increased substantially because we have significantly expanded our testing of the STATPATCHTM product as a prelude to the expected introduction of the product in fiscal 2007 R&D expenses were primarily salaries of employees dedicated to R&D and consultants used to support our personnel. We expect to keep R&D expenses at the same level in fiscal year 2007 as they were in 2006. R&D going forward will be focused on expanding the wireless monitoring product line as well as enhancements to the current STATPATCHTM system.

INTEREST EXPENSE. Interest expense increased from $0 and $160,505 for the fiscal year ended December 31, 2004 and the six month transition period ending June 30, 2005, respectively, to $1,158,674 for the fiscal year ended June 30, 2006. For such periods the interest expenses related to non-cash payments. The increase during fiscal year 2006 can be attributed to amortization of approximately $941,000 of debt discount on the Company’s May, 2005 convertible debentures when they converted to Series A Preferred Stock in July 2005, and the addition of interest on the debentures for approximately 35 days during 2006. Interest on the May, 2006 Debentures will continue to be payable during fiscal year 2007, unless such instruments are converted into Common Stock. It is the Company’s current intention to satisfy its interest obligations utilizing Common Stock.

NET INCOME (LOSS). The net loss for the year ended June 30, 2006 was $11,136,327, as compared to a net loss of $1,493,608 for the six month transition period ended June 30, 2005, and $1,183,302 for the twelve month ended December 31, 2004. Also, the net loss attributed to common shareholders was $20,314,810 for the fiscal year ended June 30, 2006, as compared to a net loss attributed to common shareholders of $1,493,608 for the six month transition period ended June 30, 2005, and $1,183,302 for the fiscal year ended December 31, 2004. The increase in net loss for the year ended June 30, 2006 is primarily due to non-cash expenses. These increases include significantly higher interest expense, stock compensation to current and former employees, investor relations and public relations expenses and other professional fees. The Company has undertaken controls that will result in substantial reductions to stock compensation, other professional fees, investor relations expense and public relations expenses. We also expect significant reductions in legal and accounting costs. The increase in net loss attributable to common stockholders is due to Preferred Stock Dividends on the Company’s Series A Preferred Stock, including dividends recorded for the value of Class B warrants issued to the Series A Preferred Holders and the beneficial conversion feature on the Series A Preferred Stock.

Liquidity and Capital Resources

The Company had cash and equivalents of $3,643,722 on June 30, 2006. In connection with the Debenture Financing completed in May 2006, the Company received gross proceeds of $4,941,985 million. Net cash proceeds from all financing activities, including proceeds of $434,000 from the sale of common stock and Series A Preferred Stock, equaled $4,912,706. As a result, management now believes that the Company has sufficient cash to continue our business for at least the next twelve (12) months. Net Cash used in operations was $2,860,449 for the fiscal year ended June 30, 2006, as compared to $1,151,249 used in operations for the six month period ending June 30, 2005, and $1,197,350 used in operation for the twelve month period ending December 31, 2004. Management believes that approximately half of these expenditures were for activities that are no longer necessary for the Company’s operations which are focused on finalizing development of the STATPATCHTM, the maturation of the clinic business and the further development of our mobile imaging business. The Company has taken steps to significantly reduce its cash burn rate.

During the fiscal year ending June 30, 2006 the company spent $419,707 on equipment purchases which included the outfitting of the clinics and expenditures on computer and communications equipment utilized by the STATPATCHTM business. In addition, we have licensed computer software to monitor the heart activity of patients wearing our STATPATCHTM. We spent $333,426 for such software. At this time the Company does not have any plans to purchase significant amounts of additional equipment.

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

We believe that our cash on hand will be sufficient to cover anticipated expenditures during the twelve- month period immediately following the date of this annual report. Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through the acquisition of new products, the depletion of our working capital would be accelerated. To the extent that it becomes necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we will seek to raise it through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We also may seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. We currently do not have any binding commitments for, or readily available sources of, additional financing. We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

Contractual Obligations and Purchase Obligations

See Note 13 of our financial statements found at Item 7 below for a description of our material contractual commitments. The company does not currently have any material purchase obligations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 2, Significant Accounting Policies, contained in the explanatory notes to our audited financial statements for the year ended June 30, 2006 contained in this filing. On an on-going basis, we evaluate our estimates, including those related to deferred tax assets and valuation allowance, and, fair value of equity instruments issued to consultants for services. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable. Management has also discussed our critical accounting policies and estimates with our audit committee, and the members of the audit committee have reviewed the disclosures set forth below.

Our critical accounting policies include:

Stock-based Compensation

Our company has adopted the fair value method of accounting for stock-based compensation recommended by FASB issued SFAS No. 123 “Accounting for Stock Based Compensation” (“SFAS No. 123”). Under SFAS No. 123, companies are required to record compensation expense for all share-based payment award transactions measured at fair value as determined by an option valuation model. Currently, the Company uses the Black-Scholes pricing model to calculate the fair value of its share-based transactions. This model requires the input of a number of assumptions, including expected dividend yields, expected stock price volatility, risk-free interest rates, and an expected life of the options. Although the assumptions used reflect management’s best estimate, they involve inherent uncertainties based on market conditions generally outside the control of our company. If future market conditions are different than the assumption used, stock-based compensation expense could be significantly different.

Revenue Recognition

Revenue Recognition - Although at this stage in the Company’s development it has had no significant revenues, management considers revenue recognition a critical accounting policy as it affects the timing of earnings recognition. The Company derives its revenue from one primary source: services provided at its walk-in clinics. The Company recognizes revenues from these services when the services have been performed and are billable.

Recent Accounting Pronouncements

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – An Amendment of FASB Statements No. 133 and 140.” SFAS No. 155 provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133. It also allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring for fiscal years beginning after September 15, 2006. The Company has not yet assessed the impact of SFAS No. 155 on its financial position, results of operations or cash flows.

Item 7.	Financial Statements

Telzuit Medical Technologies, Inc. & Subsidiaries

(A Development Stage Company)

Consolidated Financial Statements

As of June 30, 2006 and June 30, 2005

Telzuit Medical Technologies, Inc. & Subsidiaries

(A Development Stage Company)

Consolidated Financial Statements

As of June 30, 2006

Page
Report of Independent Registered Public Accounting Firm (Cross, Fernandez & Riley, LLP)	F-1

Report of Independent Registered Public Accounting Firm (Pender Newkirk & Company)	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets as of June 30, 2006 and 2005	F-3

Consolidated Statements of Operations for the year Ended June 30, 2006, the six months ended June 30, 2005, the year ended December 31, 2004 and for the period from April 1, 2000 (date of inception) to June 30, 2006.

F-4

Consolidated Statements of Stockholders’ Equity (Deficit) from April 1, 2000 (date of inception) to December 31, 2004	F-5

Consolidated Statements of Stockholders’ Equity (Deficit) from January 1, 2005 to June 30, 2006.	F-6

Consolidated Statements of Cash Flows for the year ended June 30, 2006, the six months ended June 30, 2005, the year ended December 31, 2004 and for the period from April 1, 2000 (date of inception) to June 30, 2006.

F-7

Notes to the Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Telzuit Medical Technologies, Inc.

Orlando, Fl

We have audited the accompanying consolidated balance sheet of Telzuit Medical Technologies, Inc. as of June 30, 2006 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. We have also audited the fiscal 2006 information included in the from inception columns of the statements of operations and cash flows. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telzuit Medical Technologies, Inc. at June 30, 2006, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Cross, Fernandez & Riley, LLP

Orlando, Fl.

October 26, 2006

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

As discussed in Note 15 to the financial statements, an error resulting in an overstatement of equity as of June 30, 2005, was discovered by management of the Company during the current year. Accordingly, the June 30,2005 financial statements have been restated to correct the error.

Pender Newkirk & Company

Certified Public Accountants

Tampa, Florida

September 23, 2005, except for the paragraphs related to the Series A Convertible Preferred Stock in Note 2 and Note 15, and the last two sentences of the third paragraph of Note 10, to which the date is November 1, 2006.

The accompanying notes are an integral part of these consolidated financial statements.

Telzuit Medical Technologies, Inc. & Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

	June 30, 2006	June 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$3,643,722	$2,351,794
Receivables	1,763	—
Prepaid expenses	20,099	1,243,044
Other current assets	58,963	344,275

Total current assets	3,724,547	3,939,113
Property and equipment (net of accumulated depreciation and amortization of $182,363 and $34,667)	823,244	551,231
Intangible assets, net of accumulated amortization of $0	68,158	60,962
Other assets:
Licensed software	333,426	—
Other	—	118,321
Debt Issuance Costs (net of accumulated amortization of $67,066 and of $144,829)	2,347,301	367,340

Total other assets	2,680,727	485,661

TOTAL ASSETS	$7,296,676	$5,036,967

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Current liabilities:
Accounts payable	$79,447	$33,813
Accrued expenses	165,243	176,700
Dividends payable	156,126	—

Total current liabilities	400,816	210,513

Long Term Liabilities — 10% convertible debentures	160,544	144,829

Total liabilities	561,360	355,342
Series “A” convertible preferred stock, $0.001 par value; 7,700,000 shares authorized; 3,301,174 and 2,786,619 shares issued and outstanding and 413,000 shares subscribed at 6/30/05	12,367,108	3,199,619
Stockholders’ equity (deficit):
Series “B” convertible preferred stock, $.001 par value; 2,300,000 shares authorized, 0 and 2,258,306 shares issued and outstanding, respectively	—	2,259
Common stock, $0.001 par value; 100,000,000 shares authorized; 33,831,004 and 947,695 shares issued and outstanding	33,832	948
Common Stock payable	527,334	1,962,826
Additional paid in capital	18,419,270	3,813,392
Deficit accumulated during development stage	(24,612,228)	(4,297,419)

Total stockholders’ equity(deficit)	(5,631,792)	1,482,006

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)	$7,296,676	$5,036,967

See notes to consolidated financial statements

Telzuit Medical Technologies, Inc. & Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations

	For the twelve months ended June 30, 2006	For the six months ended June 30, 2005	For the twelve months ended December 31, 2004	From Inception April 1, 2000 through June 30, 2006
Revenues	$3,540	$—	$—	$3,540
Cost of Revenues	21,821	—	—	21,821

Gross Margin	(18,281)	—	—	(18,281)
Research and Development Costs	245,852	86,446	341,303	1,124,594
General and Administrative Expenses	9,751,682	1,247,045	843,307	13,024,095

Loss before other Income (Expense)	(10,015,815)	(1,333,491)	(1,184,610)	(14,166,970)
Interest Income	38,162	388	1,309	52,404
Interest Expense	(1,158,674)	(160,505)	—	(1,319,179)

Net Loss	$(11,136,327)	$(1,493,608)	$(1,183,302)	$(15,433,745)
Preferred Stock Dividends	(9,178,483)	—	—	(9,178,483)

Net Loss attributable to Common Shares	$(20,314,810)	$(1,493,608)	$(1,183,302)	$(24,612,228)
Basic and Diluted Net Loss per common share	$(0.76)	$(2.18)	$(3.12)
Weighted average shares outstanding-basic and diluted	26,849,983	684,406	379,767

See notes to consolidated financial statements

Telzuit Medical Technologies, Inc. & Subsidiaries

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

April 1, 2000 (date of inception) to December 31, 2004

	Class A		Class B		Additional Paid in Capital	Retained Earnings/ (Accumulated Deficit)	Total
	Shares	$	Shares	$
Inception, April 1, 2000

Shares issued for cash	281,108	$281	—	$—	280,827	$—	$281,108
Shares issued for services	500,000	500	—	—	2,500	—	3,000
Shares issued for investor services	495,000	495	—	—	2,475	—	2,970
Shares issued to employees	5,737,000	5,737	—	—	28,685	—	34,422
Net loss for the year ended December 31, 2000	—	—	—	—	—	(144,698)	(144,698)

Balance at December 31, 2000	7,013,108	$7,013	—	$—	$314,487	$(144,698)	$176,802

Shares issued for cash	1,500	2	—	—	1,499	$—	$1,500
Shares issued to employees	2,232,000	2,232	—	—	6,696	—	8,928
Shares issued to board of directors or advisory board	180,000	180	20,000	2,000	(1,380)	—	800
Net loss for the year ended December 31, 2001	—	—	—	—	—	(10,406)	(10,406)

Balance at December 31, 2001	9,426,608	$9,427	20,000	$2,000	$321,301	$(155,104)	$177,624

Shares issued for cash	24,000	24	21,250	2,125	43,101	—	45,250
Shares issued to employees	113,000	113	255,000	25,500	(24,509)	—	1,104
	—	—	—	—	—	—
Net loss for the year ended December 31, 2002	—	—	—	—	—	(248,874)	(248,874)

Balance at December 31, 2002	9,563,608	$9,564	296,250	$29,625	$339,893	$(403,978)	$(24,896)

	Class A		Class B		Additional Paid in Capital	Retained Earnings/ (Accumulated Deficit)	Total
	Shares	$	Shares	$
Effect of July 8, 2003 reorganization to a limited liability company	—	$(44,416)	—	$(19,668)	$(339,893)	$403,978	$—

Balance at January 1, 2003	9,563,608	(34,853)	296,250	9,957	—	—	(24,896)

Shares issued for cash	1,812,040	$1,363,933	—	—	—	—	1,363,933
Shares issued for services	250,000	4,000	149,750	2,396	—	—	6,396
Shares issued to employees	9,250,000	148,000	899,499	14,392	—	—	162,392
Shares issued to advisory board member	—	—	60,000	960	—	—	960
Net loss for the year ended December 31, 2003	—	(1,138,819)	—	(76,673)	—	—	(1,215,492)

Balance at December 31, 2003	20,875,648	$342,262	1,405,499	$(48,968)	$—	$—	$293,294

Shares issued for cash	1,053,742	$1,034,843	5,000	$5,000	$—	$—	1,039,843
Shares issued for services	78,860	3,391	7,500	323	—	—	3,713
Shares issued to employees	750,000	32,250	446,000	19,178	—	—	51,428
Net loss for the year ended December 31, 2004	—	(1,093,721)	—	(89,580)	—	—	(1,183,302)

Balance at December 31, 2004	22,758,250	$319,025	1,863,999	$(114,048)	$—	$—	$204,976

See notes to consolidated financial statements

Telzuit Medical Technologies, Inc. & Subsidiaries

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

From January 1, 2005 to June 30, 2006

	Class A		Class B		Common Stock		Common Stock Payable		Series B Preferred Stock		Additional Paid in Capital	Deficit Accumulated during development stage	Total
	Shares	$	Shares	$	Shares	$	Shares	$	Shares	$
Telzuit Technologies, LLC balance on January 1, 2005	22,758,250	$319,025	1,863,999	$(114,048)	—	$—	—	$—	—	$—	$—	$—	$204,977
Shares issued for cash	472,500	472,500	—	—	—	—	—	—	—	—	—	—	472,500
Shares issued to employees	10,000	480	—	—	—	—	—	—	—	—	—	—	480
Class B exchanged for Class A	1,863,999	(114,048)	(1,863,999)	114,048	—	—	—	—	—	—	—	—	—
Telzuit Technologies, LLC net loss for the period ending May 6, 2005	—	(360,698)	—	—	—	—	—	—	—	—	—	—	(360,698)
Acquisition and recapitalization on May 6, 2005	(25,104,749)	(317,258)	—	—	29,378,559	29,379	—	—	2,207,723	2,208	3,143,627	(3,164,509)	(306,553)
Value of warrants and beneficial conversion feature associated with 10% Convertible Debentures issued May 5, 2005	—	—	—	—	—	—	—	—	—	—	1,057,250	—	1,057,250
Service contract entered into as part of the share exchange agreement dated May 6, 2005	—	—	—	—	—	—	—	—	50,583	51	564,456	—	564,507
Service agreement with legal counsel dated April 10, 2005 not issued at year end	—	—	—	—	—	—	930,000	40,576	—	—	—	—	40,576
Service contract entered into on May 30, 2005 for stock not issued at year end	—	—	—	—	—	—	5,425,000	922,250	—	—	—	—	922,250
Issuance costs related to May 30, 2005 service contract	—	—	—	—	—	—	—	—	—	—	(693,195)	—	(693,195)
Service contract entered into on June 20, 2005 for stock not issued at year end	—	—	—	—	—	—	6,200,000	1,000,000	—	—	—	—	1,000,000
Issuance costs related to Series A Convertible Preferred Stock offerings	—	—	—	—	—	—	—	—	—	—	(287,177)	—	(287,177)
Effect of 1-for-31 reverse stock split on August 22, 2005	—	—	—	—	(28,430,864)	(28,431)	(12,150,000)	—	—	—	28,431	—	—
Consolidated net loss for the period May 6, 2005 through June 30, 2005	—	—	—	—	—	—	—	—	—	—	—	(1,132,910)	(1,132,910)

Total stockholders equity at June 30, 2005	—	$—	—	$—	947,695	$948	405,000	$1,962,826	2,258,306	$2,259	$3,813,392	$(4,297,419)	$1,482,007

Conversion of Series B Preferred Stock to Common Stock, August 2005	—	—	—	—	27,099,672	27,099	—	—	(2,258,306)	(2,259)	(24,840)	—	—
Shares issued to employees for services, August 2005	—	—	—	—	29,000	29	—	—	—	—	166,721	—	166,750
Shares issued to board members for services, August 2005	—	—	—	—	45,000	45	—	—	—	—	258,705	—	258,750
Shares committed to vendors not issued, August 2005	—	—	—	—	—	—	12,500	67,813	—	—		—	67,813
Shares committed to vendors not issued, August 2005	—	—	—	—	—	—	60,333	241,334	—	—		—	241,334
Shares issued to employees for services, September 2005	—	—	—	—	405,000	405	—	—	—	—	2,278,345	—	2,278,750
Shares issued to board members for services, September 2005	—	—	—	—	10,000	10	—	—	—	—	57,490	—	57,500
Shares issued to service providers, September 2005	—	—	—	—	30,000	30	(30,000)	(40,576)	—	—	40,546	—	—
Cashless exercise of warrants for shares — September 2005	—	—	—	—	345,616	346	—	—	—	—	(346)	—	—
Share issued to board members — October 2005	—	—	—	—	25,000	25	—	—	—	—	115,600	—	115,625
Amendment to consulting agreement — November 2005	—	—	—	—	—	—	(50,000)	(448,750)	—	—		—	(448,750)
Shares issued to vendors — October 2005	—	—	—	—	200,000	200	—	—	—	—	734,800	—	735,000
Shares issued to employees — November 2005	—	—	—	—	4,000	4	—	—	—	—	17,206	—	17,210
Shares issued to vendors — November 2005	—	—	—	—	1,500	2	—	—	—	—	6,452	—	6,454
Shares issued to vendors — November 2005	—	—	—	—	9,000	9	—	—	—	—	41,573	—	41,582
Cashless exercise of warrants for shares — November 2005	—	—	—	—	1,010,515	1,011	—	—	—	—	(1,011)	—	—
Share issued to board members — November 2005	—	—	—	—	30,000	30	—	—	—	—	113,970	—	114,000
Shares issued to vendors — December 2005	—	—	—	—	750	1	—	—	—	—	1,654	—	1,655
Shares issued to vendors — December 2005	—	—	—	—	2,750	3	—	—	—	—	6,066	—	6,069
Shares issued to board members — December 2005	—	—	—	—	30,000	30	—	—	—	—	100,470	—	100,500
Cashless exercise of warrants for shares — January 2006	—	—	—	—	132,422	132	—	—	—	—	(132)	—	—
Shares issued to employees — January 2006	—	—	—	—	2,000	2	—	—	—	—	4,412	—	4,414
Shares issued to board members — January 2006	—	—	—	—	5,000	5	—	—	—	—	16,745	—	16,750
Shares issued to vendors — January 2006.	—	—	—	—	750	2	—	—	—	—	1,480	—	1,482
Shares issued to board members — March 2006	—	—	—	—	100,000	100	—	—	—	—	143,480	—	143,580
Shares issued to employees — March 2006	—	—	—	—	6,000	6	—	—	—	—	7,894	—	7,900
Share issued to vendors — March 2006	—	—	—	—	1,500	2	—	—	—	—	1,479	—	1,481
Conversion of Series A Convertible Preferred stock to common stock — March 2006	—	—	—	—	233,334	233	—	—	—	—	—	—	233
Cashless exercise of warrants for shares — March 2006	—	—	—	—	512,213	512	—	—	—	—	(512)	—	—
Warrants issued for consulting services — March 2006	—	—	—	—	—	—	—	—	—	—	20,000	—	20,000
Conversions of Series A Convertible Preferred Stock to common stock — April 2006	—	—	—	—	1,912,398	1,912	—	—	—	—	—	—	1,912
Accrued dividends on Series A Convertible Preferred stock, May 2006	—	—	—	—	—	—	—	—	—	—	—	(156,126)	(156,126)
Common stock issued for dividends on Series A Convertible Preferred stock, May 2006	—	—	—	—	45,480	44	—	—	—	—	24,696	(24,740)	—
Additional Common stock issued for Series A Convertible Preferred stock dividends, May 2006	—	—	—	—	118,990	119	—	—	—	—	250,590	(250,709)	—
Series A Convertible Preferred stock dividends — paid through issuance of convertible debenture	—	—	—	—	—	—	—	—	—	—	—	(32,225)	(32,225)
Shares issued to Vendor — April 2006	—	—	—	—	187,500	188	(187,500)	(990,063)	—	—	989,875	—	—
Shares issued to Vendor — April 2006	—	—	—	—	150,000	150	(150,000)	(551,250)	—	—	551,100	—	—
Shares issued to Board member — April 2006	—	—	—	—	5,000	5	—	—	—	—	16,745	—	16,750
Shares issued to Employee — May 2006	—	—	—	—	6,000	6	—	—	—	—	2,770	—	2,776
Shares issued to Vendor — May 2006	—	—	—	—	750	1	—	—	—	—	2,796	—	2,797
Shares issued to Vendor — June 2006	—	—	—	—	2,250	2	—	—	—	—	1,032	—	1,034
Shares issued to Vendor — June 2006	—	—	—	—	10,000	10	—	—	—	—	5,390	—	5,400
Shares issued to board members — June 2006	—	—	—	—	8,219	8	—	—	—	—	4,893	—	4,901
Shares issued to Vendor — June 2006	—	—	—	—	20,700	21	—	—	—	—	9,979	—	10,000
Shares issued to Vendor — June 2006	—	—	—	—	25,000	25	—	—	—	—	26,879	—	26,904
Shares issued to Board members — June 2006	—	—	—	—	95,000	95	—	—	—	—	41,205	—	41,300
Shares issued to Vendor — June 2006	—	—	—	—	25,000	25	—	—	—	—	10,475	—	10,500
Value of Beneficial Conversion Feature on May 2006 Convertible Debentures	—	—	—	—	—	—	—	—	—	—	2,064,152	—	2,064,152
Value of Warrants issued to purchasers of May 2006 Convertible Debentures	—	—	—	—	—	—	—	—	—	—	3,715,468	—	3,715,468
Value of Warrants issued to broker/dealers for May 2006 Convertible Debentures	—	—	—	—	—	—	—	—	—	—	1,951,088	—	1,951,088
Value of Warrants issued to employee — May 2006	—	—	—	—	—	—	—	—	—	—	279,998	—	279,998
Sale of additional shares — May 2006	—	—	—	—	—	—	—	—	—	—	250,000	—	250,000
Shares committed to shareholder — April 2006	—	—	—	—	—	—	550,000	286,000	—	—	298,500	—	584,500
Preferred stock dividend related to Series A Preferred Stock penalty warrants — May 2006	—	—	—	—	—	—	—	—	—	—	—	(4,883,993)	(4,883,993)
Preferred stock dividend related to beneficial conversion feature on Series A convertible Preferred stock — May 2006	—	—	—	—	—	—	—	—	—	—	—	(3,830,690)	(3,830,690)
Net Loss for the year ended June 30, 2006	—	—	—	—	—	—	—	—	—	—	—	(11,136,327)	(11,136,327)

Total Shareholder Equity (deficit) at June 30, 2006	—	$—	—	$—	33,831,004	$33,832	610,333	$527,334	—	$—	$18,419,270	$(24,612,228)	$(5,631,792)

See notes to consolidated financial statements

Telzuit Medical Technologies, Inc. & Subsidiaries

(A Development Stage Company)

Consolidated Statements of Cash Flows

	For the 12 months ended June 30, 2006	For the 6 months ended June 30, 2005	For the 12 months ended December 31, 2004	From Inception April 1, 2000 through June 30, 2006
Net Loss	(11,136,327)	(1,493,608)	(1,183,303)	(15,433,745)

Operating Activities
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	147,694	12,228	16,672	182,361
Amortization of debt discount and financing costs	1,507,371	144,829	—	1,652,200
Non-cash compensation related to stock based transactions	6,079,696	475,367	55,141	6,831,176
Services paid by shareholder on behalf of the Company	584,502	—	—	584,502
Loss on Disposal of Assets	—	—	—	15,878
(Increase) Decrease in assets:
Receivables	(1,763)	—	—	(1,763)
Prepaid expenses	(498,547)	(6,419)	(31,261)	(498,547)
Other current assets	285,312	(246,974)	—	241,189
Other long-term assets	118,321	—	—	(138,279)
Increase (Decrease) in liabilities:				—
Accounts Payable	45,632	(31,779)	(44,673)	79,444
Accrued expenses	7,660	(4,893)	(9,926)	(57,019)

Net Cash Used in Operating Activities	(2,860,449)	(1,151,249)	(1,197,350)	(6,542,603)

Investing Activities
Investment in Intangible Assets	(7,196)	(5,000)	—	(68,158)
Increase in licensed software	(333,426)	—	—	(333,426)
Purchase of property and equipment	(419,707)	(470,545)	(54,077)	(1,010,623)

Net Cash Used in Investing Activities	(760,329)	(475,545)	(54,077)	(1,412,207)

Financing Activities
Proceeds from Issuance of Series A Convertible Preferred stock, net	184,000	—	—	184,000
Proceeds from sale of common stock	250,000	—	—	250,000
Debt issuance costs	(463,279)			(463,279)
Proceeds from issuance of convertible debentures	4,941,985	1,057,250	—	5,999,235
Proceeds from related party borrowing	—	—	5,000	10,500
Repayment of Loan to Related Party	—	(80,000)	—	(85,500)
Proceeds from issuance of common stock	—	2,971,942	1,039,844	5,703,576

Net Cash Provided by Financing Activities	4,912,706	3,949,192	1,044,844	11,598,532

Net Increase (Decrease) in Cash and Cash Equivalents	1,291,928	2,322,398	(206,583)	3,643,722
Cash and Cash Equivalents at Beginning of Period	2,351,794	29,396	235,979	—

Cash and Cash Equivalents at End of Period	3,643,722	2,351,794	29,396	3,643,722

Non-cash Investing and Financing Activities:
Warrants and stock issued for debt issuance costs	1,951,088	—	—	—
Debt discount on May 2006 convertible debentures	5,779,620	1,057,250	—	—
May 2005 convertible debentures and interest converted into Series A Preferred Stock	1,076,367	—	—	—
Series A Preferred Stock converted to May 2006 convertible debentures	837,635	—	—	—
Conversion of Series B Preferred Stock to common stock	27,099	—	—	—
Series A Preferred Stock dividend related to penalty warrants	4,883,993	—	—	—
Series A Preferred Stock dividend related to beneficial conversion feature	3,830,690	—	—	—
Accrued dividends on Series A Preferred Stock	156,126	—	—	—
Series A Preferred Stock dividends paid through issuance of common stock	275,449	—	—	—
Cashless exercise of warrants for common stock	2,001	—	—	—
Conversion of Series A Preferred Stock to common stock	2,145	—	—	—
Liabilities Assumed in Acquisition of shell	—	306,553	—	—
Receivables recorded for stock issued subsequent to year end	—	344,275	—	—
Prepaid expenses incurred with issuance of stock	—	1,427,976	—	—

See notes to consolidated financial statements

Telzuit Medical Technologies, Inc. & Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

1. ORGANIZATIONAL MATTERS

Background Information and Basis of Presentation

Telzuit Medical Technologies, Inc. (the “Company” or “Telzuit Medical”) was incorporated in Florida on September 26, 2001 under the name Nimbus Group, Inc. Due to the reverse acquisition described below, the Company’s date of inception is April 1, 2000, the date Telzuit Technologies, Inc., the predecessor Company, was incorporated. On April 1, 2004, the Company changed its name from “Nimbus Group, Inc.” to “Taylor Madison Corp.” On August 18, 2005, the Company changed its name from “Taylor Madison Corp.” to its current name, “Telzuit Medical Technologies, Inc.”

During fiscal year 2004, the Company turned its focus to the development and wholesale distribution of fragrances and skincare products, both proprietary and under license. In connection with such plan for the development and wholesale distribution of fragrances, skincare products and other products, the Company acquired licensing rights to certain brands that enabled the Company to enter into sub-licensing and distribution agreements, which generated income for the Company in 2004. The Company did not directly manufacture or purchase any products or take positions in inventory.

The Company discontinued such operations in 2005 and became a shell company, exploring the viability of acquiring an operating company. In April of 2005, the Company formed a wholly-owned subsidiary, Taylor Madison Holdings Inc. (“Taylor Holdings”) and transferred all shares of stock of Nimbus Jets and Take To Auction to Taylor Holdings and Taylor Holdings ownership was subsequently transferred to the former President of Taylor Madison Corp. The transfer constituted full satisfaction of all outstanding obligations owed by the Company to this former officer.

Telzuit Technologies, LLC (“Telzuit LLC”) is a Florida limited liability company established in 2003. As such, the potential liability of its members is limited to their individual investments in the Company. Telzuit Technologies, Inc. (the “Predecessor” or “Telzuit Inc.”) was a Florida corporation established April 1, 2000. Effective July 8, 2003, all assets and liabilities of the Predecessor were merged with Telzuit LLC. The accompanying financial statements present the combined operating results of Telzuit LLC and the Predecessor and give effect to the merger as of January 1, 2003 which resulted in the issuance of Class A and Class B membership interests to the common and preferred stockholders, respectively, on a one for one basis.

On May 6, 2005, pursuant to its plan to acquire an operating company, Taylor Madison Corp. (“Taylor Madison”) entered into a Share Exchange Agreement and acquired all of the issued and outstanding capital stock of Telzuit Inc. from Telzuit LLC, in exchange for 2,207,723 of the Company’s Series B Preferred Stock. Upon completion of the 1-for-31 reverse stock split effective August 22, 2005 (see below), such shares of Series B Preferred Stock automatically converted into 26,492,676 shares of common stock of the Company. Due to the conversion rate (12 to 1), irrevocable proxies, and reverse stock split, upon completion of the Share Exchange Agreement, Telzuit LLC obtained majority voting control of Taylor Madison. The transaction was accounted for as a reverse acquisition in accordance with Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations” in which Taylor Madison was acquired by Telzuit Inc (a reverse acquisition in which Telzuit Inc. is considered the predecessor and acquirer for accounting purposes). On August 18, 2005, Taylor Madison changed its name to Telzuit Medical Technologies, Inc, the Company’s current name. By acquiring all of the issued and outstanding capital stock of Telzuit Inc., the Company acquired certain know-how, trade secrets and other proprietary intellectual property rights relating to the development of ambulatory medical devices, including the StatPatch Wireless Holter Monitor (collectively referred to herein as the “StatPatch Technologies”).

On December 8, 2005, the Company formed a wholly-owned operating subsidiary, Immediate Quality Care Clinics, Inc., to own and operate walk-in medical clinics the Company plans to open.

The financial statements included herein represent the accounts of the Company (formerly Taylor Madison and Telzuit, Inc., the predecessor and accounting acquirer) and its wholly owned subsidiary Immediate Quality Care Clinics, Inc. Proforma information for Taylor Madison, as though it was consolidated for the periods presented herein is not presented for there was no operating activity for that entity for those periods. All intercompany accounts and transactions have been eliminated in consolidation.

Nature of Business

Since inception, Telzuit Medical and Telzuit, Inc. (the predecessor company) have primarily been conducting research and development of a remote electro-heart monitoring system. The system consists of a “Biometric Monitoring Patch” and “Personal Digital Assistant” and is being designed to allow physicians to monitor heart patients through a wireless cellular communication network. The Company has not generated any significant revenue from these operations. In December 2005, the Company formed a wholly owned subsidiary, Immediate Quality Care Clinics, Inc., to provide primary care medical services to patients on a walk in basis. The Company currently is a development stage company under the provisions of SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises.”

Reverse Stock Split

On August 18, 2005, the Company’s shareholders approved a 1-for-31 reverse stock split of the issued and outstanding common stock effective as of the open of market on August 22, 2005. All share amounts, exercise prices relating to share purchase options and warrants, and earnings per share amounts referred to in these financial statements and notes are presented on a post-split basis except for on the accompanying statement of stockholders’ equity (deficit) from May 6, 2005 through June 30, 2005.

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

Reclassifications—Certain reclassifications were made to the June 30, 2005 financial statements to conform to the classifications used in the June 30, 2006 financial statements.

Revenue Recognition—Although at this stage in the Company’s development it has had no significant revenues, management considers revenue recognition a critical accounting policy as it affects the timing of earnings recognition. The Company derives its revenue from one primary source: services provided at its walk-in clinics. The Company recognizes revenues from these services when the services have been performed and are billable.

Fair Value of Financial Instruments—The carrying values of cash and short-term receivables and payables approximate their fair values due to their short maturities. At June 30, 2006 the fair value of the convertible debentures was carried at $160,544 and their face value was $5,779,620. At June 30, 2005 the fair value of the convertible debentures was carried at $144,829 and their face value was $1,057,250. These differences are attributed to the discount associated with the Black-Scholes value of warrants and the intrinsic value of the beneficial conversion feature embedded in the debentures.

Cash and Cash Equivalents—Cash equivalents are comprised of certain highly liquid investments with maturity of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Property and Equipment—The Company records property and equipment at historical cost and expenses maintenance and repairs as incurred. It is the policy of the Company to capitalize items greater than or equal to $1,000 and provide depreciation based on the estimated useful life of individual assets, calculated using the straight line method. For income tax purposes the Company uses accelerated depreciation methods.

Estimated useful lives are as follows:

Years
Furniture and equipment	5 - 7
Computer hardware	5
Leasehold Improvements	5
Software	5

Intangible Assets—Intangible assets include the costs of applying for patents which are capitalized and amortized on a straight line basis over the lesser of the patents’ economic or legal life (17 years in the United States). Capitalized costs are expensed if the patent is not granted.

Impairment of long-lived Assets—The Company follows SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. During the period from inception, April 1, 2000 through June 30, 2006, no impairment loss was recognized.

Debt Issuance Costs—In connection with the debenture financings, the Company incurred debt issuance costs in the form of commissions and warrants which were paid to broker/dealers and their affiliates. The Company captures these costs and treats them as capital costs which are amortized over the life of the debenture using the straight line method of amortization, which approximates the effective interest method.

Advertising Costs—Advertising costs are expensed as incurred and amounted to $11,651 for the twelve months ended June 30, 2006, $697 for the six months ended June 30, 2005 and $2,401 for the 12 months ended December 31, 2004. From inception, April 1, 2000 through June 30, 2006, the Company has incurred $22,429 in advertising costs.

Research and Development Costs—Research and development costs consist of expenditures for the research and development of patents and technology, which are not capitalizable. The Company’s research and development costs consist mainly of payroll and payroll related expenses, consultants, testing and FDA regulatory expenses.

Software—Under the provisions of Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” (SOP 98-1) the Company capitalizes costs associated with customized internal-use software systems that have reached the application stage and meet recoverability tests. Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related expenses for employees who are directly associated with the applications. In addition, the Company capitalizes costs incurred for enhancements or modifications to the software that result in additional functionality to the software’s performance. Capitalized costs are amortized using the straight-line method over the estimated useful life of five years. Capitalized internal use software costs of $97,658 and $0 are included in property and equipment in the accompanying balance sheets as of June 30, 2006 and June 30, 2005, respectively.

Income Taxes—Deferred income taxes result primarily from temporary differences between financial and tax reporting methods and operating loss carry forwards. Deferred tax assets and liabilities are determined based on the difference between the financial statement bases and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded to reduce a deferred tax asset to an amount that is expected to more likely than not be realized.

Net Loss Per Common Share—The Company applies SFAS No. 128, “Earnings Per Share” for calculating the basic and diluted loss per common share. The Company computes basic loss per share by dividing net loss attributable to common shares by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Potential common shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

The Company did not have the information readily available and has not been characterized as a development stage company for the entire period, “From Inception, April 1, 2000 to June 30, 2006”, therefore it has omitted the basic and diluted per share disclosure for this period. The convertible preferred stock, options and warrants outstanding during all periods were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive. The amount of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, convertible debentures, and warrants excluded from the computation for the twelve months ended June 30, 2006 were 9,431,926, 0, 16,513,200, and 34,055,690, respectively. The amount of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, convertible debentures, and warrants excluded from the computation for the six months ended June 30, 2005 were 4,644,365, 27,099,672, 2,682,315, and 11,096,991, respectively. For the year ended December 31, 2004, the Company had options for 33,742 shares of common stock that were not included in the computation of diluted net loss per common share as their effect was antidilutive.

Stock subscribed—Stock subscribed consists of Series A Preferred stock committed to investors in which receipt of funds were still outstanding at June 30, 2005. All funds were received in July 2005.

Stock payable—Stock payable consists of stock committed but not yet issued to service providers or other stockholders at year end.

Class A membership units—Class A membership units were previously holders of the common stock of Telzuit Technologies, LLC. Each Class A unit has one vote for all purposes and cumulative voting is not permitted in the election of directors. Accordingly, the holders of more than 50% of all of the outstanding Class A units will be able to elect all of the directors. Significant transactions such as amendments to the articles of organization, mergers, sales of assets and dissolution or liquidation require approval by the affirmative vote of the majority of the outstanding Class A units. Other matters to be voted upon by the holders of Class A units also require the affirmative vote of a majority of the members present at the particular Shareholders’ meeting.

Class B membership units—Class B members were previously holders of the preferred stock of Telzuit Technologies, LLC. Class B members generally do not have voting rights, but are entitled to all other rights of Class A Members. On April 19, 2005 all Class B membership units were converted to Class A units. The converted Class A units were given all the rights and obligations of a Class A membership unit listed above.

Series A Convertible Preferred Stock—On June 22, 2005, the board of directors designated 7,700,000 of preferred shares as Series ’A’ Convertible Preferred stock (“Series A Preferred Stock”). The holders of Series A Preferred stock have the right to vote on an as-converted basis, with the common shareholders on all matters submitted to a vote. Each share of Series A Preferred stock is convertible into common stock at a price of sixty cents ($.60) per share of common stock, subject to adjustment. In connection with the May 2006 convertible debenture financing, (see Note 11) the conversion price was reduced to thirty-five cents ($0.35) per share. In addition, the holders of Series A Preferred stock at the discretion of the Company are entitled to receive a dividend equal to ten percent (10%) payable semi-annually. In the event of liquidation, dissolution or winding up of the company either voluntarily or involuntarily Series A Preferred holders are entitled to receive an amount equal to the Stated Value of the Preferred stock ($1.00) plus any accrued but unpaid dividends. Series A Preferred shares rank senior to the Company’s common stock, Series B Preferred stock, and any other securities the Company may issue.

Series B Convertible Preferred Stock—On May 6, 2005, the Company’s board of directors designated 2,300,000 of the preferred shares as Series ’B’ Convertible Preferred Stock (“Series B Preferred Stock”). The holders of Series B Preferred Stock have the right to vote on an as-converted basis, with the common shareholders on all matters submitted to a vote. Each share of Series B Preferred stock converts into 12 shares of common stock. Holders of Series B Preferred stock are entitled to participate ratably, on an as converted basis, with the common stock holders in the payment of dividends. In the event of any liquidation, dissolution, or winding up of the company, either voluntarily or involuntarily, the holders of Series B Preferred stock would participate ratably, on an as-converted basis, with the Company’s common stock as to any distribution of assets. The Series B Preferred stock ranks junior to the Company’s Series A Preferred stock and ranks equal, on an as-converted basis, with the Company’s common stock. On August 22, 2005 all of the outstanding shares of the Series B Preferred Stock automatically converted into 26,492,676 shares of common stock pursuant to the Share Exchange Agreement by and among Telzuit Technologies, LLC, Telzuit Technologies, Inc., and Taylor Madison Corp as discussed in Note 1.

Stock-Based Compensation—The Company has elected to record compensation expense measured at fair value for all stock-based award transactions under the provisions of SFAS 123 “Accounting for Stock Based Compensation” (SFAS No. 123). In instances where shares were issued as compensation the Company uses the average of the high and low price for the day, on the measurement date, to value the shares. In cases where warrants were issued, the fair value of the warrants is determined on the date of grant using the Black-Scholes option pricing model with the following assumptions. No dividend yield, volatility ranging from 60% to 380%, risk free interest rate ranging from 3.94% to 5.06% and expected lives ranging from 60 to 120 months for the year ended June 30, 2006. No dividend yield, volatility of 92.2%, risk free interest rate of 3.73% and expected lives of 6 months for the six months ended June 30, 2005.

New Accounting Pronouncements

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – An Amendment of FASB Statements No. 133 and 140.” SFAS No. 155 provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133. It also allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring for fiscal years beginning after September 15, 2006. The Company has not yet assessed the impact of this SFAS on its financial position, results of operations or cash flows.

3. PREPAID EXPENSES

As of June 30, 2006 and 2005, prepaid expenses consisted of the following items:

	June 30, 2006	June 30, 2005
Vendor merchandise credit	$—	$32,700
Prepaid marketing	—	916,667
Prepaid rent	8,887	—
Prepaid Professional Fees	—	282,253
Other	11,212	11,424

Total prepaid expenses	$20,099	$1,243,044

4. PROPERTY AND EQUIPMENT

The Company’s property and equipment as of June 30, 2006 and 2005 is as follows:

	June 30, 2006	June 30, 2005
Computer equipment (As of June 30, 2005 $434,181 of equipment was not yet placed in service)	$796,578	$575,105
Other Equipment	119,378	—
Leasehold improvements	30,766	1,200
Furniture and fixtures	32,952	8,555
Software	25,933	1,038

Total property and equipment	1,005,607	585,898
Accumulated depreciation and amortization	(182,363)	(34,667)

Property and equipment, net	$823,244	$551,231

5. INTANGIBLE ASSETS

The Company’s intangible assets consist of the costs of acquiring patents. As of June 30, 2006 and 2005, intangible assets were $68,158 and $60,962, respectively.

The company has not been amortizing the costs of the patents, but will begin once they have been approved. All costs associated with filing a patent are capitalized unless the patent application is rejected at which time the costs are expensed.

6. ACCRUED EXPENSES

As of June 30, 2006 and 2005, accrued expenses consisted of the following items:

	June 30, 2006	June 30, 2005
Accrued Interest	$55,421	$15,676
Accrued Payroll	20,852	70,080
Accrued Severance Costs	88,970	—
Accrued Professional Fees-related party	—	75,000
Other	—	15,944

Total accrued expenses	$165,243	$176,700

7. RELATED PARTY TRANSACTIONS

During the year ended June 30, 2006, the Company entered into a separation agreement with its former CEO. The Company recorded expenses of approximately $133,000 in connection with this agreement. At June 30, 2006, the Company had accrued expenses of $88,970 remaining to be paid under this agreement.

Included in the accrued liabilities of the Company as of June 30, 2005 is $75,000 due to a former officer, which was paid during the fiscal year ended June 30, 2006.

On August 18, 2005, the Board of Directors elected the managing member of Midtown Partners & Co., LLC (“Midtown Partners”) to serve as a Class I Director of the Company’s Board of Directors. There was no arrangement or understanding between the managing member and any other person(s) pursuant to which the managing member was selected as a director.

Midtown Partners & Co., LLC is the NASD licensed broker-dealer that assisted the Company with its recent private placements of securities (the “Private Placements”) as further discussed in Notes 9 and 11. Midtown Partners acted as placement agent for the Company in connection with the Private Placements. Pursuant to the terms of the placement agent agreements, the Company agreed to pay Midtown Partners a cash commission and to issue warrants to Midtown Partners based on a percentage of the securities sold in the Private Placements. For the year ended June 30, 2006, $435,779 was paid in commissions plus the issuance of warrants to purchase 1,505,640 shares of common stock and 183,617 registered shares of common stock were due, all as compensation for assisting in the May 2006 convertible Debenture financing (see Note 11). Additional warrants to purchase 1,407,715 shares of common stock will be issued to Midtown upon approval of an increase in the Company’s authorized share total. During the period ended June 30, 2005 $305,389 was paid in commissions and warrants to purchase 1,738,882 shares of common stock were issued to Midtown Partners, LLC in connection with the May 2005 debenture placement. The total value of the fees for the 2005 and 2006 placements were $1,057,073 and $2,387,000, respectively. In addition, for other services rendered, the Company issued 50,583 shares of its Series B Preferred stock to Midtown Partners in May 2005, which converted on August 22, 2005 into 606,996 shares of common stock.

In addition, the managing member of Midtown Partners & Co., LLC is also the managing member of Total CFO, LLC (“Total CFO”), which provides consulting and CFO services. The Company has engaged Total CFO to provide accounting services for a period of one year beginning June 30, 2005. The agreement between Total CFO and the Company calls for payments of $10,000 per month for the first three months and $8,500 per month for the remainder of the agreement. The agreement expired in July 2006. The Company paid total CFO approximately $119,000 for the year ended June 30, 2006.

In September 2005, the Company engaged a director as a consultant to support the businesses goal of expanding into the operation of medical clinics. During the year ended June 30, 2006, the Company paid the consultant $65,000. As additional compensation for consulting services, the Company granted the director warrants to purchase 300,000 shares of common stock. The warrants are immediately exercisable, have an exercise price of $0.50 per share, and expire five years from the date of grant. The warrants were valued at $104,998 using the Black-Scholes option pricing model. In May 2006, the Company hired the consultant as its CEO and entered into an employment agreement (see Note 13).

A director of the Company was reported to be an advisory director of Business Consulting Group Unlimited (“BCGU”). In May 2005, the Company entered into a consulting agreement with BCGU. Under the terms of the original agreement, the Company was to issue 200,000 shares of restricted common stock to BCGU as compensation for services to be rendered through May 2006. These shares were valued at $1,000,000. In November 2005, the agreement was amended to reduce the number of shares of restricted common stock to 150,000. This modification resulted in a $448,750 reduction to the amount of consulting expense to be recognized under the agreement. The 150,000 shares of restricted common stock were issued during the year ended June 30, 2006. In conjunction with this agreement, the Company recognized consulting expense of $467,917 and $83,333 for the year ended June 30, 2006 and for the six months ended June 30, 2005, respectively.

In addition, in October 2005, the Company entered into a 90 day consulting agreement with the two principals of BCGU. Each of the principals was issued 100,000 shares of common stock valued at $367,500 as payment for these services. Accordingly, the Company recognized an aggregate of $735,000 in consulting expense under these agreements for the year ended June 30, 2006.

In September 2005, the Company entered into a marketing agreement with a shareholder and relative of the Company’s former CEO. Pursuant to the agreement, which expired in December 2005, the Company issued 11,750 shares of common stock valued at $47,646 to the consultant.

In April 2006, the Company entered into a consulting agreement with a third party in exchange for 500,000 shares of common stock. These shares were issued to the consultant in May, 2006 and valued at the market price as of the date of the agreement with a corresponding charge to expense of $298,500. In June 2006, the scope of the consulting agreement was expanded and the company agreed to issue another 700,000 shares of common stock for the expanded services. In June, 2006, a shareholder of the Company loaned the Company 500,000 shares of Company stock which were transferred to the consultant in payment for the services. The Company valued these shares at their market value at the date of transfer and recorded consulting expense and a stock payable of $286,000. The shareholder was promised 50,000 additional shares of common stock and the value of these shares has been recorded as interest expense and stock payable. At June 30, 2006, the Company had recorded stock payable to the shareholder of $286,000.

In May 2006, Telzuit Technologies, LLC sold common stock held in its name for $250,000 in proceeds which it loaned to Telzuit Medical Technologies, Inc. These proceeds have been recorded as additional paid in capital in the accompanying consolidated financial statements.

8. INCOME TAXES

For the year ending December 31, 2004, the Company was an LLC and was not a taxpaying entity for federal or state income tax purposes, and thus no income tax expense was recorded in the accompanying financial statement for that period. Income of the Company was taxed for federal income tax purposes to the members on their respective tax returns.

The company has net operating loss carryforwards which are substantially limited due to the change in ownership. The Company provided no current income tax expense due to the losses incurred through the twelve months ended June 30, 2006 and the six months ended June 30, 2005. Net operating loss carryforwards for tax purposes were approximately $21,800,000 at June 30, 2006 which expire at various dates through 2026. The Company has provided a 100% valuation allowance at June 30, 2006 and June 30, 2005 for the deferred tax benefit resulting from the net operating loss carryforwards. The valuation allowance increased $3,587,661 from June 30, 2005 to June 30, 2006. In addressing the potential impact of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the year ended from 30, 2006 and six months ended June 30, 2005 is as follows:

	2006	2005
Statutory federal income tax rate	(34.00)%	(34.00)%
State income taxes, net of federal taxes	(4.0)%	(3.93)%
Non-deductible items	5.1%	.23%
Valuation allowance	32.9%	37.70%

Effective Tax Rate	—%	—%

Significant components of deferred tax assets and liabilities are as follows:

	June 30, 2006	June 30, 2005
Deferred tax assets (liabilities):
Net operating loss carry forwards	8,282,176	4,579,224
Depreciation and amortization	(123,595)	(5,304)

Deferred tax assets, net	8,158,581	4,570,920
Valuation allowance	(8,158,581)	(4,570,920)
Net deferred tax asset	—	—

9. MAY 2005 CONVERTIBLE DEBENTURE FINANCING

During May 2005 the Company, pursuant to a Securities Purchase Agreement and Share Exchange Agreement, issued (a) 10% Convertible Debentures, having an aggregate original principal balance of $1,057,250, and (b) Class A Warrants entitling the debenture holders to purchase, in the aggregate, 1,334,062 shares of the Company’s common stock. The 10% Convertible Debentures were due one year from the date of issuance, or, upon the earlier occurrence of certain events specified in each 10% Convertible Debenture. All principal and accrued interest of each debenture automatically converts into either (a) shares of the Company’s common stock at a price of $.40 per share of common stock, or (b) units at a price of $.66 per unit, each unit being comprised of (i) one share of Series A Preferred Stock which converts into common stock at a price of $.60 per share, subject to adjustment and (ii) one Class B warrant, each Class B warrant having an exercise price of $.80 per share, subject to adjustment. The purchase price paid to the Company in connection with the Debenture financing was $1,057,250. The Company closed the financing in two tranches raising $565,000 and $492,250 on May 6, 2005 and May 19, 2005 respectively.

The Class A Warrants are exercisable by the holder at any time before the date five (5) years from the date of issuance at an exercise price of $.60 per share, subject to adjustment. Beginning twelve (12) months following the date of issuance of the Class A Warrants, if the closing bid price of the Company’s common stock exceeds two dollars ($2.00) for a period of twenty (20) consecutive trading days, and the Company’s common stock has an average trading volume in excess of fifty thousand (50,000) shares per day for the twenty (20) prior trading days, the Class A Warrants may be redeemed by the Company at one cent ($.01) per share.

The exercise prices of the Company’s Class A and Class B warrants were reduced to $.5174 per shares and $.6898 per share, respectively upon the closing of May 2006 Private Placement as further discussed in Note 11.

Relating to these debentures, the Company incurred a debt discount in the amount of $1,057,250 as a result of the intrinsic value of the beneficial conversion feature and the detachable warrants previously described. During the six months ended June 30, 2005 the Company amortized $144,829 of the debt discount to interest expense. In July 2005, all of the holders of this convertible debenture offering converted their debentures plus accrued interest into 1,614,551 shares of Series A Preferred Stock and Class B Warrants entitling the holders to purchase an aggregate of 2,690,834 shares of common stock. Concurrent with this conversion, the remaining debt discount of $912,421 was amortized as interest expense on July 12, 2005.

10. SERIES A CONVERTIBLE PREFERRED STOCK OFFERING

On August 19, 2005, the Company completed its Series A Preferred private placement of approximately $3,399,619, which such amount includes (1) $1,749,990 that had closed on June 22, 2005, (2) $1,036,629 that had closed on June 28, 2005, (3) $413,000 of which was stock subscribed as of June 30, 2005 and completed on July 14, 2005, and (3) $200,000 which was purchased on August 19, 2005. Pursuant to the Securities Purchase Agreement, in June and July of 2005 the Company issued a total of 3,199,619 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), and (b) Class B Warrants entitling holders of the Series A Preferred Stock to purchase, in the aggregate, 5,332,683 shares of Company’s common stock. In August 2005, the Company issued 200,000 shares of Series A Preferred Stock which were purchased for $200,000 and (b) Class B Warrants entitling holders of the Series A Preferred Stock to purchase, in the aggregate, 333,375 shares of Company’s common stock. On July 12, 2005, all of the holders of the May 2005 10% convertible debenture financing converted their debentures plus accrued interest into (a) 1,614,551 shares Series A Preferred Stock and (b) Class B Warrants entitling holders of the Series A Preferred Stock to purchase, in the aggregate, 2,690,834 shares of Company’s common stock.

The Class B Warrants are exercisable by the holder at any time before the date five (5) years from the date of issuance at an exercise price of $.80 per share, subject to adjustment as further described below. Beginning twelve (12) months following the date of issuance of the Class B Warrants, if the closing bid price of the Company’s common stock exceeds two dollars ($2.00) for a period of twenty (20) consecutive trading days and the Company’s common stock has an average trading volume in excess of fifty thousand (50,000) shares per day for the twenty (20) prior trading days, the Class B Warrants may be redeemed by the Company at one cent ($.01) per share.

The Series A Preferred Stock is convertible into shares of common stock at an initial conversion price of $0.60 per share, subject to adjustment as further described below, and can be converted either upon the effective date of the Company’s registration statement of the underlying common stock or the date that the holder of the Series A Preferred Stock has satisfied the minimum one year holding requirement set forth in SEC Rule 144(d). The Company has the right to force the holders of the Series A Preferred Stock to convert into shares of common stock if, at any time after an effective registration statement is achieved, the closing price of the Company’s common stock equals or exceeds $2.00 per share for a period of 20 consecutive trading days and the Company’s common stock has an average trading volume in excess of 100,000 shares per day for the same 20 trading days. In addition, upon the occurrence of a change in control event, as defined, the holders of at least a majority of the then outstanding Series A Preferred Stock may elect to force the Company to redeem all or a portion of the Series A Preferred Stock in cash in an amount equal to the stated value of the preferred stock ($1.00 per share) plus all accrued but unpaid dividends. Accordingly, the Series A Preferred Stock has been classified outside of permanent equity on the accompanying consolidated balance sheets.

Pursuant to the terms of the Series A Preferred Stock financing, the Series A Preferred Stockholders are entitled to receive additional Class B warrants in the event the Company has not filed a registration statement within 45 days after the date of the closing of the Series A Preferred financing. If the Company does not file its registration statement by this date it is required to issue Class B warrants to purchase shares of common stock equal to 1.5% of the sum of the number of shares of common stock issuable upon conversion of the Series A Preferred Stock into common stock and the number of shares of common stock issuable upon exercise of the Class B warrants originally issued. For each subsequent 30 day period that the Company does not file the registration statement, it owes the holders of the Series A Preferred Stock an additional 1.5% until the registration statement is filed up to a maximum of 9%. In addition, the series A Preferred Stockholders are also entitled to receive additional Class B warrants in the event the Company’s registration statement has not been declared effective by the SEC by the 120th day after the closing of the Series A Preferred Stock financing or the 150th day after the closing if the registration statement is subject to a full SEC review. If the Company does not meet this requirement it is required to issue Class B Warrants to purchase common shares in the amount equal to 1.5% of the sum of the number of shares of common stock issuable upon conversion of the Series A Preferred Stock into common stock and the number of shares of common stock issuable upon exercise of the Class B warrants originally issued. For each subsequent 30 day period that the registration statement is not declared effective, the Company owes the holders of the Series A Preferred Stock an additional 1.5% until the registration statement is declared effective up to a maximum of 9%. As a result of these penalty provisions, the Company issued Class B warrants to purchase 1,484,236 additional shares of common stock to the holders of the Series A Preferred Stock as required by the terms of the agreement. These warrants were valued at $4,883,993 and have been recorded as a preferred stock dividend in the accompanying consolidated financial statements for the year ended June 30, 2006.

The Company granted the purchasers of the Series A Preferred Stock and Class B Warrants price protection in case the Company issued other securities at lower prices. This event occurred with the May 2006 Convertible Debenture financing (see Note 11) and the conversion price of the Series A Preferred Stock was reduced to $0.35 per share and the exercise price of the Class B Warrants was reduced to $0.6898 per share. The reduction in the conversion price of the Series A Preferred Stock resulted in a beneficial conversion feature of $3,830,690 which the Company recorded as a deemed preferred stock dividend in the accompanying consolidated financial statements for the twelve months ended June 30, 2006. This amount represents the difference between the discounted conversion price of $0.35 and the fair market value of the Company’s stock at the time of the original issuance of the preferred stock. The amount of the dividend was limited to the amount of proceeds received from the outstanding Series A Preferred Stock when it was originally issued.

11. MAY 2006 CONVERTIBLE DEBENTURE FINANCING

On May 26, 2006, the Company raised gross proceeds of approximately $4,942,000 from the private placement (the “May 2006 Private Placement”) to accredited institutional and individual investors (the

“Investors”) of its three-year 10% Senior Secured Convertible Debentures (the “Debentures”). In connection with the issuance of the Debentures, the Company issued to the investors Class C Warrants, to purchase up to 10,590,000 shares of the Company’s common stock at a per share exercise price of $0.45 and exercisable for six years from the date of offering and Class D Warrants, to purchase up to 3,530,000 shares of the Company’s common stock at a per share exercise price of $1.25 and exercisable for ten years from the date of offering. The exercise prices of the Class C and Class D warrants are subject to adjustment as further described below. In addition, if at any time after one year from the date of the May 2006 Private Placement, the Company has not obtained an effective registration statement covering the common stock underlying the warrants, the warrants may then be exercised by means of a cashless exercise provision. Upon expiration, the Class C and Class D warrants will be automatically exercised by means of a cashless exercise provision.

In connection with the May 2006 Private Placement, some holders of Series A Convertible Preferred Stock exercised a “Most Favored Nations” contract right in the Investors Right Agreement dated June 22, 2005. As a result, 805,410 shares of Series A Convertible Preferred Stock, plus accrued dividends of $32,225, were exchanged for (a) 10% Debentures having an aggregate original principal balance equal to $837,635 (ii) Class C Warrants exercisable, in the aggregate, for 1,794,933 common shares, and (iii) Class D Warrants exercisable, in the aggregate, for 598,310 common shares.

To secure the Company’s obligations under the Debentures, the Company has granted a security interest in substantially all of its assets and its subsidiaries assets. In addition, the debentures are guaranteed by the Company’s subsidiaries. Upon the occurrence of certain change in control transactions, as defined, the holders of the Debentures may elect to require the Company to redeem all or a portion of the then outstanding debentures for cash. If, at any time after the May 2006 Private Placement, the trading price, as defined, of the Company’s common stock for each of any 10 consecutive trading days (the “threshold period”) exceeds $1.50 and the aggregate dollar amount of common stock traded exceeds $200,000 on each day during such threshold period then the Company may require the Investors to convert all or a part of the then outstanding Debentures plus any accrued but unpaid interest and liquidated damages to common stock.

The Debentures mature on May 26, 2009 and are convertible into shares of common stock at the holder’s option at any time at an initial conversion price of $0.35 per share, subject to adjustment as further described below. Interest on the Debentures accrues at the rate of 10% per annum, payable upon conversion or semi-annually (November 1 and May 1 of each year, with the first scheduled payment date being November 1, 2006) or upon maturity, whichever occurs first, and will continue to accrue until the Debentures are fully converted and/or paid in full. Interest is payable, at the option of the Company, either (i) in cash, or (2) in shares of Common Stock at a 10% discount from the public trading price. The Company recorded interest expense of $55,421 in the accompanying consolidated financial statements for the year ended June 30, 2006.

The Company has undertaken to file, within 30 days after the closing, a registration statement (the “Registration Statement”) covering the common stock underlying the Debentures and the warrants, as well as certain other securities. As of the date of the filing of this annual report on Form 10-KSB, the Company has filed such registration statement. The Company has also undertaken to have this Registration Statement declared effective by the 90th day after its filing. If the Company is unsuccessful in having the registration declared effective by this time, the Company will be required to pay the Investors 1% of the face value of the Debentures for each additional thirty day delinquency, up to a maximum of 9% of the face value of the Debentures.

The conversion price of the Debentures and the exercise price of the Class C and Class D warrants are subject to adjustment for certain future dilutive issuances of securities and for the failure of the Company to achieve certain operating milestones, as defined. The Debentures are subject to certain events of default, including obtaining an effective Registration Statement of the underlying common stock within 240 days of the closing of the May 2006 Private Placement. Upon the occurrence of any such event, the outstanding principal, plus any accrued but unpaid interest and liquidated damages will become, at the Investors’ election, immediately due and payable in cash at the Mandatory Default Amount, as defined.

As a result of the beneficial conversion feature embedded in the convertible Debentures, the Company recognized a debt discount of $2,064,152. This amount represents the intrinsic value of the conversion feature, limited to the total cash proceeds allocated to the Debentures from the private placement. The Company also recorded a $3,715,468 discount on the Debentures based upon the fair values of the Class C and Class D warrants. During the twelve months ended June 30, 2006, $160,544 of the discount was amortized and is included in interest expense in the accompanying consolidated financial statements. The remaining unamortized discount of $5,619,076 will be amortized over the remaining term of the Debentures.

In connection with the May 2006 Private Placement, the broker-dealers and others were paid aggregate cash commissions equal to $463,279 (see Note 7 for related-party broker-dealers). The broker-dealers also received (a) warrants entitling the broker-dealers to purchase, in the aggregate, 1,407,100 shares of the Company’s common stock at an exercise price of thirty five ($.35) cents per share for six years and (b) warrants entitling the broker-dealers to purchase 98,540 shares of the Company’s common stock at one cent ($0.01) per share for six years, and (c) 183,617 unrestricted freely trading shares of common stock. As additional compensation, and subject to the Company’s shareholders increasing the authorized shares of the Company, the broker-dealers will receive (a) warrants entitling the broker-dealers to purchase, 1,055,786 shares of the Company’s common stock at an exercise price of forty five cents ($.45) per share for six years and (b) warrants entitling the broker-dealers to purchase 351,929 shares of the Company’s common stock at an exercise price of one dollar and twenty five cents ($1.25) for ten years. The value of the warrants, calculated utilizing the Black- Scholes option pricing model is $1,835,000. This amount, combined with the cash payments and the value of the shares issued to the broker dealer are treated as debt issuance costs totaling approximately $2,414,000. This amount will be amortized over the thirty-six month term of the Debentures.

The placement of the Debentures resulted in the reduction to $0.35 from $0.60 of the conversion rate into common stock of the outstanding shares of the Company’s Series A Convertible Preferred Stock issued in June through July of 2005. In addition, pursuant to anti dilution clauses, the exercise prices of the Company’s Class A and Class B warrants were reduced to $.5174 per shares and $.6898 per share, respectively upon the closing of May 2006 Private Placement.

12. OPTIONS AND WARRANTS OUTSTANDING

Stock Option Plan

As part of the share exchange agreement dated May 6, 2005 between Taylor Madison, Telzuit Technologies, Inc. and Telzuit Technologies, LLC, all options issued and outstanding under the Company’s then existing stock option plan were cancelled. As of June 30, 2005 no options were outstanding under this plan.

The following table summarizes information on all common share purchase options for the six months ended June 30, 2005 and the year ended December 31, 2004. The table reflects the 1 for 31 stock split that was effective August 22, 2005.

	2005		2004
Description	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	33,742	$7.50	23,935	$1.24
Granted	—	—	21,744	$7.50
Exercised	—	—	(11,937)	$1.24
Cancelled	(33,742)	$7.50	—	—
Forfeited	—	—	—	—
Outstanding, end of year	—	$—	33,742	$7.50

Exercisable, end of year	—		$11,247

Warrants

At June 30, 2006, the Company had outstanding warrants to purchase the Company’s common stock which were issued in connection with multiple financing arrangements, consulting agreements and employment agreements. Information relating to these warrants is summarized as follows:

Warrants	Remaining Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Class A Warrants	1,547,038	4.00	$0.5174
Class B Warrants	10,640,304	4.15	$0.6898
Class BD Warrants	76,750	3.85	$0.60
Class BD-B Warrants	10,000	4.08	$0.5174
Class BD-B Warrants	10,000	4.08	$0.6898
Class C Warrants	12,384,933	5.92	$0.45
Class D Warrants	4,128,310	9.92	$1.25
Class BD – C Warrants	1,407,100	5.92	$0.35
Class BD – X Warrants	98,540	5.92	$0.01
Other Warrants	2,000,000	9.92	$0.50
Other Warrants	300,000	4.92	$0.50
Other Warrants	25,000	4.92	$2.50
Other Warrants	20,000	4.92	$0.01

Total	32,647,975

At June 30, 2006, warrants to purchase 31,147,975 shares of common stock are exercisable.

Not included in the above warrant table are those warrants granted to the broker-dealers which are subject to the Company’s shareholders increasing the authorized shares of the Company. Once approved, the broker-dealers will receive (a) common stock purchase warrants entitling the broker-dealers to purchase, 1,055,786 shares of common stock at an exercise price of forty five cents ($.45) per share and (b) common stock purchase warrants entitling the broker-dealers to purchase 351,929 shares of the common stock at an exercise price of one dollar and twenty five cents ($1.25).

The fair value of each warrant granted is estimated on the grant date using the Black-Scholes option pricing model using the assumptions listed in Note 2 under Stock Based Compensation for each period.

Reserved Shares

At June 30, 2006, 60,794,766 shares of common stock were reserved for issuance for the Company’s outstanding warrants and upon conversion of the outstanding Series A Convertible Preferred Stock and May 2006 Convertible debentures.

13. COMMITMENTS AND CONTINGENCIES

The Company leases certain office and clinic premises under non-cancelable, operating leases which expire at various dates through March 2011.

Aggregate approximate minimum rental commitments at June 30, 2006 under non-cancelable operating leases are summarized as follows:

June 30,	Gross Rentals
2007	$154,000
2008	$157,000
2009	$131,000
2010	$113,000
2011	$61,000

Total	$616,000

Rental expense included in operations totaled approximately $84,000 for the twelve months ended June 30, 2006, $22,300 for the six months ended June 30, 2005, and $39,000 for the 12 months ended December 31, 2004.

The Company has entered into employment agreements with various officers and key employees. These agreements establish bonuses based upon performance and provide for severance compensation under certain circumstances, as defined. The employment agreements for each of the company’s three officers provide for an annual base salary of between $150,000 and $159,000, subject to annual increases as approved by the compensation committee. The employment agreement for the CEO provides for warrants to purchase 2,000,000 shares of the Company’s common stock. The warrants are exercisable for ten years at an exercise price of $0.50 per share, with 25% exercisable immediately, and an additional 25% exercisable on each anniversary of his employment. The Employment Agreement for the CFO provides for warrants to purchase 1,000,000 shares of common stock at an exercise price of $.50 per share (the referred to in this paragraph as the “Warrant Shares”). Twenty-five percent of the Warrant Shares vested on the effective date of the Employment Agreement, and on each anniversary of the effective date of the Employment Agreement an additional twenty-five percent of the Warrant Shares will vest. The officers’ employment agreements expire at various dates through May 2009.

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

The Company has commitments under various agreements with service providers and consultants as part of its routine operations which extend beyond June 30, 2006.

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

The management of the Company believes that Focused Strategies, Inc.’s claims are not substantiated by the facts, are without merit, and intend to defend their positions vigorously. In the Answer and Counter-Claim, Telzuit Technologies, Inc. and Telzuit Technologies, LLC assert a number of defenses in response to the allegations made in the FSI Complaint, including fraud, breach of contract, and self-dealing. In addition, in the Answer and Counter-Claim, Telzuit Technologies, Inc. and Telzuit Technologies, LLC have filed counter-claims against the claimant based on fraud and breach of contract and cross-claims against MKCS, Inc. based on fraud and breach of implied contract. In connection with each of these claims, Telzuit Technologies, Inc. and Telzuit Technologies, LLC seek damages in excess of $15,000. The parties mediated their respective claims on March 3, 2006, but were unsuccessful in reaching an agreement to resolve the lawsuit. The court set a trial date of January 9, 2007.

Other litigation related matters

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

15. RESTATEMENT

As described in Note 10, the Series A Convertible Preferred Stock contains a provision wherein upon the occurrence of a change in control event, as defined, the holders of at least a majority of the then outstanding Series A Convertible Preferred Stock may elect to force the Company to redeem all or a portion of the Series A Preferred Stock in cash in an amount equal to the stated value of the preferred stock ($1.00 per share) plus all accrued but unpaid dividends. The Company has determined that this provision results in the classification of the Series A Convertible Preferred stock outside of permanent equity on the accompanying consolidated balance sheets. Accordingly, the Company has restated its June 30, 2005 consolidated balance sheet to reclassify $3,199,619 of Series A Convertible Preferred Stock from permanent equity to a separate category between liabilities and equity.

16. FOURTH QUARTER ADJUSTMENT

During the fourth quarter of the year ended June 30, 2006, the Company recorded a $4,883,993 preferred stock dividend related to the value of the Class B warrants issued to the holders of the Series A Convertible Preferred Stock as a penalty for failure to file and achieve effectiveness of a registration statement by certain dates as discussed in Note 10. If the Company had recorded the value of the Class B warrants at the actual dates that the penalties were incurred, net loss applicable to common stockholders would have increased by $1,464,230, $4,187,040 and $4,883,993 for the quarters ended September 30, 2005, December 31, 2005 and March 31, 2006. Loss per share-basic and diluted would have increased by $.12 per share, $.15 per share and $.16 per share for the quarters ended September 30, 2005, December 31, 2005 and March 31, 2006.

17. SUBSEQUENT EVENT

On August 1, 2006, the Company acquired 100% of the capital stock of two related mobile imaging companies, collectively operating as PDS Imaging. The Company paid $644,255 in cash, and agreed to issue 88,853 shares of its common stock, as payment in full. In addition, the Company entered into a Consulting Agreement, effective August 1, 2006 through August 1, 2009 with the former owners of PDS Imaging. As consideration for the consulting services, the Company agreed to an additional $12,000 and issued an additional 277,000 shares of common stock to the former owners. PDS Imaging consisted of six mobile imaging units operating in central and southern Florida servicing 140 physicians. PDS also adds a Medicare-approved and private insurance credentialed Independent Diagnostic Testing Facility (“IDTF”). The IDTF credentials will enable the Company to receive reimbursement from third party payers at its imaging facilities and the Company’s StatPatch system.

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

As of November 1, 2006, the directors and executive officers of Telzuit Medical Technologies, Inc., their age, positions, the dates of their initial election or appointment as directors or executive officers, and the expiration of their terms are as follows:

Name of Director/Executive Officer	Age	Position	Period Served
Warren Stowell	54	President and Chief Executive Officer; Class III Director	March 2006 to Present; term as Class III Director expires in 2006
Jerry Balter	54	Chief Financial Officer	July 2006 to Present
James Tolan	38	Senior Vice President of Business Development and Corporate Secretary; Class I Director	May 2005 to Present; term as Class I Director expires in 2007
Michael Vosch	49	Senior Vice President of Product Development; Class II Director	May 2005 to Present; term as Class II Director expires in 2008
Jon C. Stemples	65	Class III Director and Chairman of the Board of Directors	Term as Class III Director expires in 2006
Christopher Phillips	34	Class I Director	Term as Class I Director expires in 2007
Kenneth F. Adams	60	Class III Director	Term as Class III Director expires in 2006
Richard J. Bischoff	61	Class II Director	Term as Class II Director expires in 2008

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

SUMMARY COMPENSATION TABLE (1)

		Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary		Bonus ($)		Other Annual Compensation ($)		Restricted Stock Awards/ Securities Underlying Options SARs(2)		Payouts LTIP Payouts ($)	All Other Compensation ($)
Warren Stowell, Chief Executive Officer(3)	2006		$21,505		$—		$1,000		$279,998	—	$65,000

James Tolan, Senior Vice President	2006 2005 2004	$ $ $	165,519 136,058 64,904	$ $ $	50,000 27,962 10,102	$ $ $	6,000 5,400 74,976	$ $	1,125,000 — 43,000	— — —	— — —
Michael Vosch, Senior Vice President	2006 2005 2004	$ $ $	165,519 136,058 64,904	$ $ $	50,000 27,962 10,102	$ $ $	6,000 5,400 3,150		$6,883 — —	— — —	— — —
Don Sproat, Chief Executive Officer(4)	2006 2005 2004	$ $ $	165,519 136,057 64,904	$ $ $	75,000 27,961 10,102	$ $ $	6,000 5,400 3,150	$ $	1,125,000 — 32,250	— — —	— — —

1)	Historical financial information presented is that of Telzuit Technologies, LLC, the legal acquirer of Telzuit Medical Technologies, Inc. pursuant to the Share Exchange Agreement May 6, 2005. Accordingly, the information for fiscal year ended December 31, 2004 is not comparable to prior filings.

2)	Amounts reflect fair market value of membership interests of Telzuit Technologies, LLC issued to the executive officers for fiscal years 2004 and 2005. For fiscal years 2006, the amounts reflect the value of stock and warrants awarded to executive officers.

3)	Prior to becoming Chief Executive Officer, Mr. Stowell received $65,000 in cash compensation during fiscal year 2006 related to the development of the out-patient clinic business.

4)	Mr. Sproat resigned as Chief Executive Officer effective March 14, 2006.

Stock Options and Stock Appreciation Rights Grant Table

The following table provides certain information with respect to individual grants during the 2006 fiscal year to each of our named executive officers of common share purchase options or stock appreciation rights relating to our common shares:

Name	Common Shares Underlying Grant Of Options Or SARs	As Percentage Of Option/SAR Grants To All Employees	Exercise Or Base Price	Expiration Date
Warren Stowell	2,300,000	100%	$0.50	June 16, 2016(1)

(1)	The expiration date for 300,000 shares underlying common stock purchase warrant approved for issuance to Warren Stowell will be five years from the date of issuance. As of the date of this filing, such warrants have not been issued.

Stock Options and Stock Appreciation Rights Exercise And Valuation Table

The following table provides certain information with respect to each of our named executive officers concerning any common share purchase options or stock appreciation rights they may have exercised in fiscal year 2006, and the number and value of any unexercised common share purchase options or stock appreciation rights they may hold as of June 30, 2006:

Named Executive Officer	Shares Acquired On Exercise	Value Realized	Number of securities underlying unexercised options/ SARs at June 30, 2006 (Exercisable/ Unexercisable)	Value of unexercised in-the-money options/SARs at June 30, 2006 (Exercisable/ Unexercisable)
Warren Stowell	0	Not Applicable	800,000 exercisable/ 1,500,000 unexercisable	0 exercisable/ 0 unexercisable

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

Employment Contracts

Warren Stowell, President and Chief Executive Officer

On June 16, 2006, effective as of May 8, 2006, Telzuit Medical Technologies, Inc. entered into a three-year employment agreement with Warren Stowell (the “Stowell Employment Agreement”). Under the terms of the Stowell Employment Agreement, Mr. Stowell is entitled to receive a salary of $159,000 per annum, subject to annual increases based on the increase in the consumer price index, plus three percent (3%). In addition, under the terms of the agreement, Mr. Stowell is (a) eligible for a performance based bonus (to be awarded by the Compensation Committee of the Board of Directors) at its discretion, (b) entitled to receive health benefits and coverage, (c) entitled to receive paid life insurance for coverage up to $50,000, and (d) entitled to receive a monthly car allowance. Mr. Stowell will also receive warrants and/or options (if a stock option is approved by the shareholders) for two million shares of Common Stock at an exercise price of $0.50. Twenty-five percent (25%) of this award vested upon entering into the contract and Twenty-five percent (25%) will vest at the end of each year of the contract.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
Title of Class	Name, Tile and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage of Class(2)
Common	Warren D. Stowell, Executive Officer and Member of the Board of Directors	2,355,000 (3)	5.6%
Common	Jerry Balter, Executive Officer	1,000,000 (4)	2.8%
Common	Michael Vosch, Member of the Board of Directors and an Executive Officer	6,474,100 (5)	18.8%
Common	James Tolan, Member of the Board of Directors and an Executive Officer	1,842,300 (6)	5.3%
Common	Chris Phillips, Member of the Board of Directors	1,720,041(7), (8)	4.99%
Common	Jon C. Stemples, Member of the Board of Directors	119,719 (Direct Ownership)	*
Common	Kenneth F. Adams, Member of the Board of Directors	30,000 (Direct Ownership)	*

Common	Richard J. Bischoff, Member of the Board of Directors	25,700 (Direct Ownership)	*
Common	Donald Sproat, Former Member of the Board of Directors and Former Executive Officer	1,920,500 (Direct Ownership)	5.6%
Common	All Officers and Directors as a Group (8 Persons)	13,546,860 (8)	39.7%

*Less	than 1%.

(1)	Unless otherwise indicated, the address of each shareholder is 5422 Carrier Drive, Suite 306, Orlando, Florida 32819.

(2)	Applicable percentage of ownership is based on 34,102,260 shares of common stock being issued and outstanding as of October 5, 2006. Calculations do not include outstanding warrants, options, convertible debentures, or other rights issued by the Company, unless the reporting person is the beneficial owner of the warrant, option, or other right. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of the filing date of this registration statement are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise noted, we believe that all shares are beneficially owned and that all persons named in the table have sole voting and investment power with respect to all shares of common stock owned by them.

(3)	Includes (a) 55,000 common shares directly owned by Warren Stowell; (b) common shares related to a contractual right to receive a common stock purchase warrant exercisable for 300,000 shares; and (c) 2,000,000 common shares underlying stock warrants and/or which Mr. Stowell is eligible to receive pursuant to his Employment Agreement dated effective as of May 8, 2006. Twenty-five percent of the warrants under the Employment Agreement vested on the effective date of the Employment Agreement, and an additional twenty-five percent vest on each anniversary thereof.

(4)	As part of Mr. Balter’s Employment Agreement dated July 13, 2006, he is eligible to receive a stock option and/or warrants to purchase 1,000,000 shares of the Company’s common stock, subject to a vesting schedule of twenty-five percent as of the effective date of the Employment Agreement and twenty-five at each anniversary thereof.

(5)	Includes (a) 6,223,100 common shares directly owned by Michael Vosch, and (b) 251,000 shares owned by Telzuit Technologies, LLC, a Florida limited liability company, an entity on which Michael Vosch serves on the Board of Directors. Mr. Vosch disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein, and the inclusion of these shares in this report shall not be deemed an admission of beneficial ownership of all of the reported shares for purposes of Section 16 or for any other purpose.

(6)	Includes (a) 1,591,300 common shares directly owned by James P. Tolan, and (b) 251,000 shares owned by Telzuit Technologies, LLC, a Florida limited liability company, an entity on which Mr. Tolan serves on the Board of Directors. Mr. Tolan disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein, and the inclusion of these shares in this report shall not be deemed an admission of beneficial ownership of all of the reported shares for purposes of Section 16 or for any other purpose.

(7)	Includes (a) 50,000 common shares directly owned by Chris Phillips; (b) 54,540 common shares underlying Series A Convertible Preferred Stock directly owned by Chris Phillips; (c) 61,556 common shares underlying Warrants held directly by Chris Phillips; (d) 49,327 common shares underlying warrants held by FAMALOM, LLC, an entity in which Chris Phillips has an ownership interest; (e) 1,505,640 warrant shares underlying common stock purchase warrants issued in connection with the Debenture Financing and owned by Midtown Partners & Co., LLC, an entity in which Chris Phillips has an ownership interest; (f) 1,407,640 warrant shares underlying common stock purchase warrants issuable, in connection with the Debenture Financing, to Midtown Partners & Co., LLC, an entity in which Chris Phillips has an ownership interest, (g) 183,617 shares of common stock transferable, in connection with the Debenture Financing, to Midtown Partners & Co., LLC, an entity in which Chris Phillips has an ownership interest, and (f) 23,134 shares of common stock underlying Series BD-B Warrants owned by Midtown Partners & Co., LLC. Chris Phillips disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein, and the inclusion of these shares in this report shall not be deemed an admission of beneficial ownership of all of the reported shares for purposes of Section 16 or for any other purpose.

(8)	Our Series A Preferred Stock and related warrants all have an equity block such that no holder will be deemed to hold more than 4.99% of our Common Stock. As a result, we have stated that Mr. Phillips beneficially owns 1,720,041 shares.

Item 12.	Certain Relationships and Related Transactions

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

2. On May 26, 2006, the Company competed a private offering of its 10% Senior Secured Convertible Debentures and related warrants. Midtown Partners & Co., LLC (“Midtown Partners”), an SEC and NASD registered broker dealer, acted as the placement agent for the Company in connection with the Private Offering. The Company paid Midtown Partners a total cash commission equal to approximately $436,000 and issued to Midtown Partners warrants as non-cash compensation. Chris Phillips, a director of the Company, is the President and CEO of Apogee Financial Investments, Inc., which is the managing member of Midtown Partners.

3. On September 21, 2005, the Company entered into a Consulting Agreement with Thomas Sproat, the brother of Don Sproat, the Company’s Chief Executive Officer and a director, pursuant to which Thomas Sproat is to provide promotional marketing support to assist the Company in launching its first product into the U.S. medical marketplace. The Consulting Agreement terminates on December 31, 2005, but may be continued on a month-to-month basis by mutual agreement of both parties. Thomas Sproat received an aggregate of 11,750 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) as compensation for services rendered through December 31, 2005, as well as performance stock in an amount to be determined by the Compensation Committee of the Company’s Board of Directors. These shares have been registered on the Company’s Registration Statement on Form S-8.

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

5. On May 6, 2005, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Lucien Lallouz, Michael B. Wellikoff, Taylor Madison Holdings, Inc. and Chris Phillips, as authorized representative for each of the persons that purchased 10% Convertible Debentures issued by the Company. Pursuant to the Securities Purchase Agreement and the Share Exchange Agreement, the Company conducted a private offering of securities exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act for transactions not involving a public offering and based on the fact that the offered securities were issued only to institutional or accredited investors (the “Private Offering”). Midtown Partners & Co., LLC (“Midtown Partners”), an SEC and NASD registered broker dealer, acted as the placement agent for the Company in connection with the Private Offering. The Company paid Midtown Partners a total cash commission equal to $305,000 and issued to Midtown Partners warrants to purchase, in the aggregate, 1,738,882 shares of the Company’s common stock at an exercise price of $0.60 per share and warrants to purchase, in the aggregate, 676,622 shares of the Company’s common stock at an exercise price of $0.80 per share. Chris Phillips, a director of the Company, is the President and CEO of Apogee Financial Investments, Inc., which is the managing member of Midtown Partners. In addition to the cash commissions and warrants described above, the Company issued 50,583 shares of its Series B Preferred Stock to Midtown Partners for other services performed, which converted into 606,996 shares of common stock upon the 1-for-31 reverse stock split on August 22, 2005.

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

Effective July 28, 2006, Telzuit Medical Technologies, Inc. (the “Company”) engaged Cross, Fernandez & Riley, LLP as its new independent registered public accountant to audit the Company’s financial statements for the fiscal year ended June 30, 2006. Our prior auditors, Pender Newkirk & Company, audited the Company’s financial statements for the six month transition period ending June 30, 2005, the twelve month period ending December 31, 2004, and reviewed the financial statements included in our 10-QSB reports filed during fiscal year 2006, the six month transition period ending June 30, 2005, and fiscal year 2004.

Audit Fees. Our principal independent accountants (including our former principal independent accountants) billed us, for the twelve month fiscal year ending June 30, 2006, the six month transition period ending June 30, 2005, and the fiscal year ending December 31, 2004, the following aggregate fees for its professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB reports, our Form 10-KSB reports, or other services normally provided in connection with statutory and regulatory filings or engagements:

Fiscal Year ended June 30, 2006	$138,258
Six month transition period ending June 30, 2005	$97,867
Fiscal Year ended December 31, 2004	$12,723

Audit-Related Fees. Our principal independent accountants (including our former Principal independent accountants) billed us, for the twelve month fiscal year ending June 30, 2006, the six month transition period ending June 30, 2005, and the fiscal year ending December 31, 2004, the following aggregate fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees”:

Fiscal Year ended June 30, 2006	$20,000
Six month transition period ending June 30, 2005	$0
Fiscal Year ended December 31, 2004	$8,564

Tax Fees. Our principal independent accountants (including our former Principal independent accountants) billed us, for the twelve month fiscal year ending June 30, 2006, the six month transition period ending June 30, 2005, and the fiscal year ending December 31, 2004, the following aggregate fees for professional services rendered for tax compliance, tax advice and tax planning:

Fiscal Year ended June 30, 2006	$19,262
Six month transition period ending June 30, 2005	$3,000
Fiscal Year ended December 31, 2004	$0

All Other Fees. Our principal independent accountants (including our former Principal independent accountants) billed us, for the twelve month fiscal year ending June 30, 2006, the six month transition period ending June 30, 2005, and the fiscal year ending December 31, 2004, the following aggregate fees for products and services provided by it, other than the services reported in the above three categories:

Fiscal Year ended June 30, 2006	$5,000
Six month transition period ending June 30, 2005	$16,056
Fiscal Year ended December 31, 2004	$0

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

EXHIBITS

Exhibit No.	Description
3.01	Articles of Incorporation of Telzuit Medical Technologies, Inc., formerly known as Taylor Madison Corp. (2)

3.02	Articles of Amendment to Articles of Incorporation, Certificate of Designations, Preferences, and Rights of the Series B Preferred Stock. (1)

3.03	Articles of Amendment to Articles of Incorporation, Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock. (3)

3.04	Bylaws of Telzuit Medical Technologies, Inc., formerly known as Taylor Madison, Corp. (2)

4.01	See Exhibits 3.01, 3.03 and 10.01 for instruments defining the rights of security holders.

10.01	Securities Purchase Agreement dated May 26, 2006 (4)

10.02	Registration Rights Agreement dated May 26, 2006 (4)

10.03	Form of 10% Senior Secured Convertible Debenture issued May 26, 2006 (4)

10.04	Form of Series C/D Warrants issued May 26, 2006 (4)

10.05	Form of Common Stock Purchase Warrants issued to broker-dealers in connection with the Debenture Financing (4)

10.06	Subsidiary Guarantee issued by Immediate Quality Care Clinics, Inc. and Telzuit Technologies, Inc. in connection with the Debenture Financing (4)

10.07	Security Agreement between Telzuit Medical Technologies, Inc., Immediate Quality Care Clinics, Inc., and Telzuit Technologies, Inc. and each of the person that purchased securities issued by the Registrant in connection with the Debenture Financing (4)

10.08	Conversion of Debt to Equity Agreement (5)

10.09	Exclusive Manufacturing and Distribution Agreement (5)

10.10	Assignment of Gund, Inc. Agreement (5)

10.11	Securities Purchase Agreement dated May 6, 2005, by and among Registrant, Lucien Lallouz, Michael B. Wellikoff, Taylor Madison Holdings, Inc., and Chris Phillips, as authorized representative for each of the persons that purchased 10% Convertible Debentures issued by Taylor Madison (6)

10.12	Form of 10% Convertible Debenture issued on May 6, 2005 (6)

10.13	Form of Class A Warrant issued on May 6, 2005 to purchaser of the 10% Convertible Debentures (6)

10.14	Securities Purchase Agreement, dated June 22, 2005, by and among Registrant, Telzuit Technologies, Inc., Telzuit Technologies, LLC, Michael J. Vosch, James P. Tolan, Don Sproat and each of the persons that purchased Series A Preferred Stock issued by Taylor Madison Corp (7)

10.15	Investor Rights Agreement between Registrant, Michael J. Vosch, James P. Tolan, Don Sproat and Carole-Sue Feagan, Telzuit Technologies, LLC, and certain investors a party thereto (7)

10.16	Form of Class B Warrant issued on June 22, 2005 to purchaser of Series A Convertible Preferred Stock (7)

10.17	BD-B Warrant issued to Midtown Partners & Co., LLC on June 22, 2005 (7)

10.18	Consulting Agreement, effective as of May 6, 2005, by and between Apogee Business Consultants, LLC, a Nevada corporation, and Registrant (8)

10.19	Private Placement Agreement dated May 6, 2005 by and between Midtown Partners & Co., LLC and Registrant (8)

10.20	Form of Warrant issued to Midtown Partners & Co., LLC on May 6, 2005 (8)

10.21	Agreement by Registrant dated May 6, 2005 regarding 1 for 31 reverse stock split (8)

10.22	Consulting Agreement, dated September 21, 2005 (9)

10.23	Financial Consulting Agreement, dated August 18, 2005 (9)

10.24	Marketing Services Agreement, dated August 8, 2005 (9)

10.25	Employment Agreement, dated October 10, 2005 (10)

10.26	Services Agreement, dated November 17, 2005 (11)

10.27	Baum Consulting Agreement, dated November 17, 2005 (11)

10.28	Panther Consulting Agreement, dated November 17, 2005 (11)

10.29	Form of Employment Agreement by and between Telzuit Medical Technologies, Inc. and Warren D. Stowell (12)

10.30	Form of Employment Agreement by and between Telzuit Medical Technologies, Inc. and Jerry Balter (13)

10.31	Form of Common Stock Purchase Warrant issued to the Company’s directors serving on the Board of Directors at May 9, 2006 (14)

10.32	Form of Agreement of Purchase and Sale of Shares between Telzuit Medical Technologies, Inc., Todd LaVelle and Mike Evertsen (15)

10.33	Form of Consultation Agreement between the Company and Todd LaVelle and Mike Evertsen (16)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 1, 2006.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 1, 2006.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated November 1, 2006.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated November 1, 2006.

(1)	Previously filed as an exhibit to exhibit to the Form 8-K filed with the SEC on May 12, 2005 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Form 10-KSB filed with the SEC on October 31, 2005 and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Form 8-K filed with the SEC on June 24, 2005 and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Form 8-K filed with the SEC on May 31, 2006 and incorporated herein by reference.

(5)	Previously filed as an exhibit to the Form 8-K filed with the SEC on November 8, 2004 and incorporated herein by reference.

(6)	Previously filed as an exhibit to exhibit to the Form 8-K filed with the SEC on May 12, 2005 and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Form 8-K filed with the SEC on June 24, 2005 and incorporated herein by reference.

(8)	Previously filed as an exhibit to exhibit to the Form 8-K filed with the SEC on May 12, 2005 and incorporated herein by reference.

(9)	Previously filed as an exhibit to the Form 10-QSB filed with the SEC on November 15, 2005 and incorporated herein by reference.

(10)	Previously filed as an exhibit to the Form 8-K filed with the SEC on October 14, 2005 and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Form 8-K filed with the SEC on November 21, 2005 and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Form 8-K filed with the SEC on June 22, 2006 and incorporated herein by reference.

(13)	Previously filed as an exhibit to the Form 8-K/A filed with the SEC on August 9, 2006 and incorporated herein by reference.

(14)	Previously filed as an exhibit to the Form 8-K filed with the SEC on July 21, 2006 and incorporated herein by reference.

(15)	Previously filed as an exhibit to the Form 8-K filed with the SEC on August 1, 2006 and incorporated herein by reference.

(16)	Previously filed as an exhibit to the Form 8-K filed with the SEC on July 18, 2005 and incorporated herein by reference.

(17)	Previously filed as an exhibit to the Form 8-K filed with the SEC on July 10, 2006 and incorporated herein by reference.

*	Filed herewith.

[Signature Page Follows]

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer.

(Registrant)
TELZUIT MEDICAL TECHNOLOGIES, INC.

By:	/s/ Warren D. Stowell
Name:	Warren D. Stowell
Title:	President and Chief Executive Officer

Date: November 1, 2006