Form 10QSB
period 2006-09-30
Telzuit Medical Technologies, Inc.
filed 2006-11-22
CIK 1093837

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-15034

Telzuit Medical Technologies, Inc.

(Exact name of Registrant as specified in its charter)

Florida	01-0656445
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

5422 Carrier Drive Suite 306 Orlando, Florida	32819
(Address of principal executive offices)	(Zip code)

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

The Registrant had 34,507,862 shares of Common Stock, par value $.001 per share, outstanding as of November 17, 2006.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Telzuit Medical Technologies, Inc.

Contents

Financial Statements:

Telzuit Medical Technologies, Inc. & Subsidiaries

Consolidated Balance Sheets

	September 30, 2006 (unaudited)	June 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	2,067,626	$3,643,722

Accounts Receivable	222,381	1,763
Prepaid expenses	41,834	20,099

Other current assets	65,068	58,963

Total current assets	2,396,909	3,724,547
Property and equipment (net of accumulated depreciation and amortization of $182,363 and $34,667)	884,782	823,244
Intangible assets,
Patents and Trademark (net of accumulated amortization of $0 and $0)	79,032	68,158

Client List (net of accumulated amortization of $30,000 and $0)	150,000	—

Total Intangible Assets	229,032	68,158
Goodwill	454,484	—
Other assets:

Licensed software	333,426	333,426
Debt Issuance Costs (net of accumulated amortization of $68,246 and of $67,066)	2,346,121	2,347,301

Total other assets	2,679,547	2,680,727
TOTAL ASSETS	$6,644,754	$7,296,676
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$138,103	79,447
Accrued expenses	308,495	165,243
Dividends payable	233,419	156,126
Capital Lease Obligations, Less Current Portion	70,369	—

Total current liabilities	750,386	400,816

Long Term Liabilities
10% Convertible Debentures	161,890	160,544

Capital Lease Obligations, Less Current Portion	37,262	—

Total Long Term Liabilities	199,152	160,544

Total liabilities	949,538	561,360

Series “A” convertible preferred stock, $0.001 par value; 7,700,000 shares authorized; 3,224,821 and 3,301,174 shares outstanding	12,367,032	12,367,108

Stockholders’ deficit:

Common stock, $0.001 par value; 100,000,000 shares authorized; 34,057,750 and 33,831,004 shares issued and outstanding	34,059	33,832

Stock payable	629,772	527,334
Additional paid in capital	18,559,945	18,419,270
Accumulated deficit	(25,895,592)	(24,612,228)
Total stockholders’ deficit	(6,671,816)	(5,631,792)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,644,754	7,296,676

See notes to consolidated financial statements

Telzuit Medical Technologies, Inc. & Subsidiaries

Consolidated Statements of Operations

(unaudited)

	For the three months ended September 30, 2006	For the three months ended September 30, 2005
Revenues	$209,693	$—
Cost of Revenues	270,568	—

Gross Margin	(60,875)	—
Research and development expenses	27,301	30,277
Selling, general and administrative expenses	931,366	4,171,529

Loss before other Income (Expense)	(1,019,542)	(4,201,806)
Interest Income	22,604	11,489
Interest Expense	(205,807)	(915,861)

Net Loss	$(1,202,745)	$(5,106,178)
Preferred Stock Dividends	(80,619)	(1,464,230)

Net Loss attributable to Common Shares	$(1,283,364)	$(6,570,408)
Basic and Diluted Net Loss per common share	$(0.04)	$(0.53)
Weighted average shares outstanding-basic and diluted	34,030,639	12,481,078

See notes to consolidated financial statements

Telzuit Medical Technologies, Inc. & Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended September 30, 2006	For the three months ended September 30, 2005
Net Loss	(1,202,745)	(5,106,178)

Operating Activities
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	60,153	6,746
Amortization of debt discount	1,346	915,861
Amortization of debt issuance costs	1,180	367,340
Non-cash compensation expense	137,500	2,843,751
Amortization of Intangibles	30,000	—
Amortization of consulting agreement	—	431,349

(Increase) Decrease in assets:
Accounts Receivable	(41,347)	—
Other current assets	(27,840)	(22,152)
Other long-term assets	—	—

Increase (Decrease) in liabilities:
Accounts Payable	22,439	97,565
Accrued expenses	143,252	(76,187)

Net Cash Used in Operating Activities	(876,062)	(541,904)

Investing Activities
Cash paid for acquisition, net of cash acquired	(633,619)	—

Increase in intangible assets	(10,873)	—
Purchase of property and equipment	(55,542)	(53,876)

Net Cash Used in Investing Activities	(700,034)	(53,876)

Financing Activities
Proceeds from issuance of common stock	—	493,008

Net Cash Provided by Financing Activities	—	493,008

Net Increase (Decrease) in Cash and Cash Equivalents	(1,576,096)	(102,772)
Cash and Cash Equivalents at Beginning of Period	3,643,722	2,351,794

Cash and Cash Equivalents at End of Period	2,067,626	2,249,022

Non-cash Investing and Financing Activities:

Prepaid Expenses incurred with issuance of stock	—	200,757
May 2005 convertible debentures and interest converted into Series A Preferred Stock	—	1,076,366
Accrued expenses related to licensed software	—	97,032
Costs incurred with issuance of stock	—	51,267
Accrued dividends on Series A Preferred Stock	80,619	—
Series A Preferred Stock dividends paid through issuance of Common Stock	3,326	—
Conversion of Series A Preferred Stock to Common Stock	218
Stock payable incurred for acquisition	102,439

See notes to consolidated financial statements

Telzuit Medical Technologies, Inc. & Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

1. FINANCIAL STATEMENTS

The unaudited consolidated financial statements have been prepared by Telzuit Medical Technologies, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended September 30, 2006 and 2005; (b) the financial position at September 30, 2006; and (c) cash flows for the three month periods ended September 30, 2006 and 2005, have been made.

Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended June 30, 2006. The results of operations and the cash flows for the three month period ended September 30, 2006 are not necessarily indicative of those to be expected for the entire year.

Commencing with our fiscal quarter ended September 30, 2006, our financial statements are no longer being presented as a “development stage company” under the provisions of SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises.” We have determined that we are no longer a development stage company under SFAS No. 7 because we are now devoting significant efforts to the operations of our primary operating businesses: our mobile imaging business and our outpatient clinic business. In addition for the three month period ended September 30, 2006, our revenues from such operations were $209,693.

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

Revenue Recognition—The Company derives its revenue from two primary sources: (i) its walk-in clinics; and (ii) its mobile imaging business. The Company recognizes revenues from these services when the services have been performed, net of anticipated discounts taken by third party payors, such as insurance carriers, Medicare and Medicaid.

Fair Value of Financial Instruments—The carrying values of cash and short-term receivables and payables approximate their fair values due to their short maturities. At September 30, 2006 the fair value of the convertible debentures was carried at $161,890 and their face value was $5,779,620. At June 30, 2006, the fair value of the convertible debentures was carried at $160,544 and their face value was $5,779,620. These differences are attributed to the debt discount associated with the Black-Scholes value of warrants and the intrinsic value of the beneficial conversion feature embedded in the debentures.

Cash and Cash Equivalents—Cash equivalents are comprised of certain highly liquid investments with maturity of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Accounts Receivable—Accounts receivable are comprised of amounts billed primarily to third party payors, such as insurance carriers, Medicare, and Medicaid. Additionally, the Company bills physician’s practices to whom we provide services. The company maintains an allowance based upon the experience of its management in prior arrangements from these types of payors. Management anticipates adjusting this allowance as it develops more experience with these third party payors.

Property and Equipment—The Company records property and equipment at historical cost and expenses maintenance and repairs as incurred. It is the policy of the Company to capitalize items greater than or equal to $1,000 and provide depreciation based on the estimated useful life of individual assets, calculated using the straight line method. For income tax purposes, the Company uses accelerated depreciation methods.

Telzuit Medical Technologies, Inc. & Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Estimated useful lives are as follows:

Years
Furniture and equipment	5 - 7
Computer hardware	5
Leasehold Improvements	5

Intangible Assets and Goodwill— Financial Accounting Standards Board Statement No. 141, Business Combinations (“SFAS 141”), requires all business combinations to be accounted for using the purchase method and also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from such business acquisitions. Goodwill and certain of the Company’s amortizable intangible assets relate to the acquisition discussed in note 3 and consist of the cost of purchased businesses in excess of the estimated fair value of net assets acquired (“excess purchase price”). The excess purchase price was allocated to amortizable intangible assets with the remainder recorded as goodwill.

The Company accounts for its goodwill and other intangible assets under Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which requires, among other things, that companies test goodwill for impairment at least annually. Amortizable intangible assets are amortized over their useful lives ( one year for client list), or in the case of patents over the lesser of the patents’ economic or legal life (17 years in the United States). The carrying value of these intangible assets is periodically reviewed by management to determine if facts and circumstances warrant adjustments to the carrying value and estimates of useful lives.

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

Debt Issuance Costs—In connection with the debenture financings, the Company incurred debt issuance costs in the form of commissions and warrants which were paid to broker/dealers and their affiliates. The Company captures these costs and treats them as capital costs which are amortized over the life of the debenture using the effective interest method of amortization.

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

The convertible preferred stock and warrants outstanding during all periods were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive. The amount of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, convertible debentures, and warrants excluded from the computation for the three months ended September 30, 2006 were 9,213,774, 0, 16,513,200, and 35,055,690, respectively. The amount of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, convertible debentures, and warrants excluded from the computation for the three months ended September 30, 2005 were 8,356,950; 0; 0; and 11,096,991, respectively.

Telzuit Medical Technologies, Inc. & Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Stock-Based Compensation—The Company has elected to record compensation expense measured at fair value for all stock-based award transactions under the provisions of SFAS 123 “Accounting for Stock Based Compensation” (SFAS No. 123). In instances where shares were issued as compensation the Company uses the average of the high and low price for the day, on the measurement date, to value the shares. In cases where warrants were issued, the fair value of the warrants is determined on the date of grant using the Black-Scholes option pricing model with the following assumptions. No dividend yield, volatility of 380%, risk free interest rate of 4.95% and expected life of ten years for the three months ended September 30, 2006. No warrants were issued to employees or others during the three months ended September 30, 2005.

Stock payable—Stock payable consists of stock committed but not yet issued to service providers, stockholders or others.

Series A Convertible Preferred Stock—On June 22, 2005, the board of directors designated 7,700,000 of preferred shares as Series ’A’ Convertible Preferred stock (“Series A Preferred Stock”). The holders of Series A Preferred stock have the right to vote on an as-converted basis, with the common shareholders on all matters submitted to a vote. Each share of Series A Preferred stock is convertible into common stock at a price of sixty cents ($.60) per share of common stock, subject to adjustment. In connection with the May 2006 convertible debenture financing (Note 6), the conversion price was reduced to thirty-five cents ($0.35) per share. In addition, the holders of Series A Preferred stock at the discretion of the Company are entitled to receive a dividend equal to ten percent (10%) payable semi-annually. In the event of liquidation, dissolution or winding up of the company either voluntarily or involuntarily Series A Preferred holders are entitled to receive an amount equal to the Stated Value of the Preferred stock ($1.00) plus any accrued but unpaid dividends. Series A Preferred shares rank senior to the Company’s common stock and any other securities the Company may issue.

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

Telzuit Medical Technologies, Inc. & Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provided guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet assessed the impact of this SFAS on its financial position, results of operations or cash flows.

3. ACQUISITIONS

On August 1, 2006, the Company entered into the Agreement for Purchase and Sale of Shares (the “Purchase Agreement”), and acquired, pursuant to the Purchase Agreement, 100% of the outstanding capital stock of Cedars Diagnostic Labs, Inc., a Florida Corporation, (“Cedars”) and Atlantic Ultrasound, Inc., a Delaware Corporation (“Atlantic”). Cedars and Atlantic were related entities under common control operating under the fictitious name “PDS Imaging”. PDS Imaging is a Florida based mobile ultrasound and cardiac imaging business. As an independent diagnostic testing facility, PDS Imaging offers echocardiograms, ultrasounds and other out-sourced diagnostic services to physicians and healthcare facilities in central Florida.

At the closing, the Company paid $644,255 in cash, and agreed to issue 88,853 shares of its common stock, as payment in full, for Cedars and Atlantic. Additionally, the Company entered into three month consulting agreements with the principals of PDS Imaging, paying an additional $12,000 and agreeing to issue 277,000 shares of Company’s common stock. The total purchase price was recorded at $ 758,000, including the cash and stock consideration.

The acquisition was accounted for using the purchase method. Accordingly, the excess of the purchase price over the estimated fair values of the assets acquired and the liabilities assumed has been allocated to goodwill and amortizable assets in accordance with SFAS 141.

The Company agreed to this transaction which resulted in a significant amount of goodwill for a number of reasons including: PDS Imaging’s business model which complements the Company’s business focus of providing mobile medical services; PDS Imaging adds a Medicare-approved and private insurance credentialed Independent Diagnostic Testing Facility (“IDTF”), which will enable the Company to receive reimbursement from third party payors for its STATPATCHTM System; and the growth opportunities in the markets in which PDS Imaging operates. The predominant portion of the consideration paid for PDS Imaging was based on the expected financial performance of PDS Imaging after the merger. The tax deductibility of the acquired goodwill is to be determined.

The preliminary purchase price allocation, which is subject to adjustment, is as follows:

Cash	$23,000
Accounts Receivable	179,000
Fixed Assets	66,000
Intangible Assets – Client List	180,000
Goodwill	454,000
Accounts Payable	(37,000)
Other Liabilities	(107,000)

Total Purchase Price	$758,000

The Company’s results include operations of PDS Imaging since August 1, 2006. The following unaudited pro forma consolidated operations of the Company for the three months ended September 30, 2006 assume that the acquisition had occurred as of July 1, 2006. This financial information is provided for informational purposes only and should not be construed to be indicative of the Company’s consolidated results of operations had the acquisitions of PDS Imaging been consummated on the dates assumed and does not project the Company’s results of operations for any future period:

Telzuit Medical Technologies, Inc. & Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

	For three months ended 9/30/06	For three months ended 9/30/05
Revenues	$289,693	$254,220
Net (loss) income	(1,207,745)	(5,128,638)
Preferred Dividends	(80,619)	(1,464,230)

(Loss) income attributable to common shareholders	$(1,288,364)	$(6,592,868)

(Loss) income per share – basic	$(0.04)	$(0.51)
(Loss) income per share – diluted	$(0.04)	$(0.51)

Weighted average number of common shares – basic	34,396,092	12,846,931
Weighted average number of common shares – diluted	34,396,092	12,846,931

4. EQUITY TRANSACTIONS

At a meeting of the Board of Directors on May 9, 2006, the Board of Directors authorized the issuance of a Common Stock Purchase Warrant to each of six members of the Board of Directors, each warrant exercisable for 1,000,000 million shares of the Company’s common stock at an exercise price of $.50 per share (the “Director Warrants”), subject to the adoption of a comprehensive equity compensation plan, to be presented for approval by Telzuit’s shareholders (the “Comprehensive Equity Compensation Plan”). As of September 26, 2006, the shareholders and the Board of Directors had not adopted a Comprehensive Equity Compensation Plan. As a result effective on or about September 26, 2006, the Board of Directors rescinded the grant of the Director Warrants, and the Director Warrants were cancelled.

During the three month period ended September 30, 2006, the Company issued 218,151 shares of common stock in connection with the conversion of 76,353 shares of Series A Convertible Preferred Stock to common stock. Additionally, 8,595 shares of common stock were issued as payment for accrued dividends of $3,326 on the shares of Series A Convertible Preferred Stock that were converted.

See Footnote 5 below for a discussion regarding the issuance of Warrants to Jerry Balter.

The Company has elected to record compensation expense measured at fair value for all stock-based award transactions under the provisions of SFAS 123 “Accounting for Stock Based Compensation” (SFAS No. 123). When warrants or options are warrants were issued, the fair value of the warrants is determined on the date of grant using the Black-Scholes option pricing model, and the fair value is the recognized over the vesting period. During the three months ended September 30, 2006 and 2005, the Company recognized $137,500 and $0 for warrants and options vesting during the period.

5. COMMITMENTS & CONTINGENCIES

Employment Agreement

The Company has entered into employment agreements with Jerry Balter, the Company’s Chief Financial Officer, dated July 13, 2006. The Employment Agreement for the CFO provides for warrants to purchase 1,000,000 shares of common stock for ten years at an exercise price of $.50 per share (referred to in this paragraph as the “Warrant Shares”). Twenty-five percent of the Warrant Shares vested on the effective date of the Employment Agreement, and on each anniversary of the effective date of the Employment Agreement an additional twenty-five percent of the Warrant Shares will vest. The CFO’s employment agreements expires in July 2009.

Telzuit Medical Technologies, Inc. & Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Leases

In connection with the acquisition of PDS Imaging (see Note 3), the Company acquired various capital and operating leases on six (6) vehicles with various expiration dates through December 2010 and various medical ultrasound equipment with various expiration dates through January 2010.

6. MAY 2006 CONVERTIBLE DEBENTURE FINANCING

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

The Company had agreed to file, within 30 days after the closing, a registration statement (the “Registration Statement”) covering the common stock underlying the Debentures and the warrants, as well as certain other securities (the “Filing Date Penalties”). The Company filed the Registration Statement within 30 days of the closing, and, as a result, did not incur any Filing Date Penalties. The Company also undertook to have the Registration Statement declared effective by the 90th day after its filing (the “Effective Date Penalties”). If unsuccessful in having the registration declared effective by that time, the Company is required to pay the Investors 1% of the face value of the Debentures for each additional thirty day delinquency, up to a maximum of 9% of the face value of the Debentures. As of September 30, 2006, the Company had accrued Effective Date Penalties of $57,790, and interest on the Effective Date Penalties of $731. The Registration Statement was declared effective on November 13, 2006. As a result, the Company will not incur any additional Effective Date Penalties.

The conversion price of the Debentures and the exercise price of the Class C and Class D warrants are subject to adjustment for certain future dilutive issuances of securities and for the failure of the Company to achieve certain operating milestones, as defined. As of the date of this report, five of the eight milestones have been attained within the time frames committed in the debenture agreement. Three additional milestones have target dates of December 31, 2006, and the Company is working diligently to achieve these targets. The Debentures are subject to certain events of default. Upon the occurrence of any such event, the outstanding principal, plus any accrued but unpaid interest and liquidated damages will become, at the Investors’ election, immediately due and payable in cash at the Mandatory Default Amount, as defined.

7. LEGAL PROCEEDINGS

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

Telzuit Medical Technologies, Inc. & Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

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

8. RELATED PARTY TRANSACTIONS

During the year ended June 30, 2006, the Company entered into a separation agreement with its former CEO. The Company recorded expenses of approximately $133,000 in connection with this agreement. At September 30, 2006, the Company had accrued expenses of $44,485 remaining to be paid under this agreement.

9. RESTATEMENT OF SEPTEMBER 30, 2005 STATEMENT OF OPERATIONS

During the fourth quarter of the year ended June 30, 2006, the Company recorded a $4,883,993 preferred stock dividend related to the value of the Class B warrants issued to the holders of the Series A Convertible Preferred Stock as a penalty for failure to file and achieve effectiveness of a registration statement by certain dates. If the Company had recorded the value of the Class B warrants at the actual dates that the penalties were incurred, net loss applicable to common stockholders would have increased by $1,464,230, and net loss applicable to common shareholders would have increased by $0.12, for the quarter ended September 30, 2005. The effect of this adjustment has been reflected in this report. If this restatement was not made, the net loss applicable to common stockholders would have been, $5,106,177, and net loss per share would have been $0.41 per share.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis provides information which management of Telzuit Medical Technologies, Inc. (“Telzuit Medical” or the "Company") believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's consolidated financial statements and the notes to consolidated financial statements, which are included in this report. This information should also be read in conjunction with the information contained in our annual report on Form 10-KSB for the fiscal year ended June 30, 2006, as amended, including the audited financial statements and notes included therein. Because of the nature of a relatively new and growing company, the reported results will not necessarily reflect future results of operations or financial condition.

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Forward-looking statements are often identified by words like: “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project”, “may”, “will”, “should”, “plans”, “predicts”, “potential”, or “continue” and similar expressions or words, or the negative of these terms, which, by their nature, refer to future events. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. As explained above, these forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Overview

Telzuit Medical is a Florida corporation incorporated on September 26, 2001. We are focused on developing and marketing ambulatory medical devices which monitor, measure, and record physiological signals generated by the body. Our initial product is our “StatPatch Wireless Holter Monitor” (the “STATPATCHTM” or the “STATPATCHTM Holter Monitor”), a 12-lead, wireless holter heart monitor which measures, records, and transmits physiological signals associated with a patient’s cardiovascular system. The STATPATCHTM system is FDA approved through a 510-K submission. In addition to the STATPATCHTM system, the Company provides services to patients through the Company’s operation of two medical clinics located in the Orlando, Florida area and the operation of a mobile imaging business that provides services in central and southern Florida. Telzuit Medical acquired this mobile imaging business on August 1, 2006.

Prior to 2005, the Company, previously known as “Taylor Madison Corp.”, focused its operations on the development and wholesale distribution of fragrances and skincare products. In early 2005, the Company discontinued all operations and became a shell company, exploring the viability of acquiring an operating company. On May 6, 2005, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”), pursuant to which it acquired all of the issued and outstanding capital stock of Telzuit Technologies, Inc. from Telzuit Technologies, LLC in exchange for 2,207,723 shares of Series B Preferred Stock, which automatically converted, upon completion of our 1-for-31 reverse stock split, into 26,492,676 shares of our common stock on August 22, 2005. As a result of the closing of the transactions contemplated by the Share Exchange Agreement, the owners of Telzuit Technologies, LLC acquired approximately 70% of our voting capital stock. The share exchange was accounted for as a reverse acquisition in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” Due to the reverse acquisition, the Company’s date of inception is April 1, 2000, the date Telzuit Technologies, Inc., the Company’s predecessor, was incorporated.

By acquiring all of the issued and outstanding capital stock of Telzuit Technologies, Inc., we acquired certain know-how, trade secrets, and other proprietary intellectual property rights relating to the development of ambulatory medical devices, including the STATPATCHTM Holter Monitor (collectively referred to herein as the “STATPATCHTM Technologies”). On August 18, 2005, we changed our name from “Taylor Madison Corp.” to “Telzuit Medical Technologies, Inc.,” which is more synonymous with our current operations. We currently have negative cash flows from operations. However, we (i) opened two walk-in clinics during the fourth quarter of the fiscal year ended June 30, 2006; (ii) acquired PDS Imaging, a mobile imaging business, on August 1, 2006; and (iii) initiated sales of our STATPATCHTM Holter Monitor in October 2006. As a result, the Company has begun to generate revenues from operations.

Recent Material Events

May 2006 Convertible Debenture Financing

On May 26, 2006, we issued (a) $4,941,985 of 10% Senior Secured Convertible Debentures convertible into shares of the Company’s common stock at $0.35 per share; (b) Class C Common Stock Purchase Warrants exercisable at $0.45 per share into a total of 10,589,969 shares of the Company’s common stock; and (c) Class D Common Stock Purchase Warrants exercisable at $1.25 per share into a total of 3,529,989 shares of the Company’s common stock. The total consideration for these securities was $4,941,985. Net cash proceeds to the Company after brokerage commissions and other costs of the offering was approximately $4,400,000. In connection with our May 26, 2006 Debenture Offering, one holder of Series A Convertible Preferred Stock exercised a “Most Favored Nations” contract right in the Investor Rights Agreement dated June 22, 2005. As a result, 805,410 shares of Series A Preferred Stock were exchanged for (a) 10% Senior Secured Convertible Debenture having a principal balance equal to $837,635; (b) Class C Common Stock Purchase Warrants exercisable at $0.45 per share into a total of 1,794,933 shares of the Company’s common stock; and (c) Class D Common Stock Purchase Warrants exercisable at $1.25 per share into a total of 598,310 shares of the Company’s common stock. The principal balance on the Debentures is due on May 26, 2009, unless earlier converted. Interest on such principal amount (or any balance outstanding from time to time) accrues at the rate of 10% per annum, payable semi-annually. The interest is payable, at the Company’s discretion, in (i) cash or (ii) shares of the Company’s registered common stock at a 10% discount to the public trading price. Repayment of the Debentures is guaranteed by our subsidiaries, Immediate Quality Care Clinics, Inc. and Telzuit Technologies, Inc. The Debentures are also secured by a blanket lien on the assets of the Company and our subsidiaries.

The Company had agreed to file, within thirty (30) days after the closing, a registration statement (the “Registration Statement”) covering the common stock underlying the Debentures and the warrants, as well as certain other securities (the “Filing Date Penalties”). The Company filed the Registration Statement within thirty (30) days of the closing, and, as a result, did not incur any Filing Date Penalties. The Company also undertook to have the Registration Statement declared effective by the ninetieth (90th) day after its filing (the “Effective Date Penalties”). If unsuccessful in having the registration declared effective by that time, the Company is required to pay the Investors one percent (1%) of the face value of the Debentures for each additional thirty day delinquency, up to a maximum of nine percent (9%) of the face value of the Debentures. As of September 30, 2006, the Company had accrued Effective Date Penalties of $57,790, and interest on the Effective Date Penalties of $731. The Registration Statement was declared effective on November 13, 2006. As a result, the Company will not incur any additional Effective Date Penalties.

The conversion price of the Debentures and the exercise price of the Class C and Class D warrants are subject to adjustment for certain future dilutive issuances of securities and for the failure of the Company to achieve certain operating milestones, as defined. As of the date of this report, five of the eight milestones have been attained within the time frames committed in the debenture agreement. Three additional milestones have target dates of December 31, 2006, and the Company is working diligently to achieve these targets. The Debentures are subject to certain events of default. Upon the occurrence of any such event, the outstanding principal, plus any accrued but unpaid interest and liquidated damages will become, at the Investors’ election, immediately due and payable in cash at the Mandatory Default Amount, as defined.

Acquisition of PDS Imaging

On August 1, 2006, the Company entered into the Agreement for Purchase and Sale of Shares (the “Purchase Agreement”), and acquired, pursuant to the Purchase Agreement, 100% of the outstanding capital stock of Cedars Diagnostic Labs, Inc., a Florida Corporation, (“Cedars”) and Atlantic Ultrasound, Inc., a Delaware Corporation (“Atlantic”). Cedars and Atlantic were related entities under common control operating under the fictitious name “PDS Imaging”. PDS Imaging is a Florida based mobile ultrasound and cardiac imaging business. As an independent diagnostic testing facility, PDS Imaging offers echocardiograms, ultrasounds and other out-sourced diagnostic services to physicians and healthcare facilities in central Florida.

At the closing, the Company paid $644,255 in cash, and agreed to issue 88,853 shares of its common stock, as payment, in full, for Cedars and Atlantic. In addition, the Company entered into a Consulting Agreement, effective August 1, 2006 through October 31, 2006 with the former owners of PDS Imaging. As consideration for the consulting services, the Company agreed to pay additional cash of $12,000 and to issue an additional 277,000 shares of common stock to the former owners. The Company’s acquisition of PDS Imaging adds a Medicare-approved and private insurance credentialed Independent Diagnostic Testing Facility (“IDTF”) to our business. The IDTF will enable the Company to receive reimbursement from third party payors for its STATPATCHTM System. PDS Imaging generated revenues of approximately $1.1 million in 2005.

Research and Development

In December 2004, we completed the design, fabrication and testing of a pre-production model of our first product for commercialization, our battery-operated, digital 12-lead STATPATCHTM Holter Monitor. As discussed below, the STATPATCHTM Holter Monitor is used as the primary component of a 12-lead ambulatory heart monitor system to acquire, process, amplify and store physiological signal data.

The STATPATCHTM is an ambulatory patient heart monitor and recording system that allows a patient’s heart to be continuously monitored over a period of 24 to 48 hours while the patient carries out his or her daily activities away from the physician’s office or hospital. The STATPATCHTM is comprised of a disposable bandage-like strip, which is imbedded with lead sensory connectors. A battery attached to the strip activates the lead sensory connectors to transmit heart activity information. The battery life lasts between 24 and 48 hours, at which time the patient must discard the old patch and replace it with a new one.

In operation, the STATPATCHTM is used in conjunction with the STATPATCHTM system, which includes a cellular telephone device (commonly referred to as a “PDA”) capable of recording the data transmitted from our STATPATCHTM. We intend to acquire the PDAs from third party manufacturers, modify these devices physically and equip them with software to permit the transmission of heart activity received from the STATPATCHTM.

We have designed a communication system as an intranet through which data collected by the STATPATCHTM is transmitted through any form of cellular technology. Information transmitted by each STATPATCHTM is routed through cellular towers to a switching station maintained at our corporate offices in Orlando, Florida. We have licensed computer software that monitors the heart activity of patients wearing our STATPATCHTM Holter Monitor. This software, which has been developed by Philips Medical and other medical service providers, can detect irregular heart activity.

Patients using the STATPATCHTM are able to move around freely while data is collected and sent in near-real time to our monitoring center. At the conclusion of the recording period, the patient returns the PDA to the physician. The patient’s information, having been sent via cell phone to our monitoring center, is then analyzed by the Philips’ algorithm. After the prescribing period, the physician is able to access the patient information via secure web portal and download raw data and a report. The physician then interprets all of the information available to him or her to make a diagnosis. The STATPATCHTM system is entirely diagnostic and is not intended to be a life-saving device.

Medical Clinics

During the fiscal year ended June 30, 2006, the Company opened two “walk-in” medical clinics in the Orlando, Florida area that provide primary medical care service to patients. Both clinics are fully-licensed and operational as of the date of this report. The clinics are staffed by nurse practitioners, supported by other medical personnel and supervised by our medical director, who is a licensed physician. The “walk-in” clinics are owned and operated by Immediate Quality Care Clinics, Inc., a Florida corporation and wholly-owned operating subsidiary of Telzuit Medical Technologies, Inc. We began to generate minimal revenues from this outpatient clinic business during the fiscal year ended June 30, 2006. The clinics are in the start-up phase and are expected to reach break-even during the current fiscal year.

Mobile Imaging Business

The Company also owns and operates six mobile imaging units that provide ultrasound imaging to clinics and medical practices that contract for our services. We acquired the mobile imaging units on August 1, 2006 by acquiring 100% of the issued and outstanding capital stock of Cedars Diagnostic Labs, Inc., a Florida corporation (“Cedars”) and Atlantic Ultrasound, Inc., a Delaware corporation (“Atlantic”), related entities under common control and operating under the fictitious name “PDS Imaging,” a Florida-based mobile ultrasound and cardiac imaging business. We paid $644,255 cash and agreed to issue 88,853 shares of common stock to acquire PDS Imaging. In addition, we entered into a Consulting Agreement, effective August 1, 2006 through October 31, 2006, with the former owners of PDS Imaging. As consideration for the consulting services, we agreed to pay additional cash of $12,000 and to issue an additional 277,000 shares of common stock to the former owners. Our recent acquisition of PDS Imaging adds a Medicare-approved and private insurance credentialed Independent Diagnostic Testing Facility (“IDTF”) to our business. The IDTF will enable us to receive reimbursement from third party payors for our STATPATCHTM System. PDS Imaging generated revenues of approximately $1.1 million in 2005.

Description of Products under Development

STATPATCHTM Sleep Apnea Device. The STATPATCHTM Sleep Apnea Device also utilizes the STATPATCHTM wireless technology to measure, record and transmit cardiac data while a patient is sleeping in the comfort of his or her own home. The Company has filed an application with the U.S. Patent and Trademark Office for this new proprietary sleep apnea device, which is designed to assist with diagnosis of this condition in a way that is much less intrusive to the patient than before. According to the National Institutes of Health, it is estimated that sleep apnea currently affects as many as 12 million people in the United States. The Company intends to file an application with the FDA for approval of the STATPATCHTM Sleep Apnea Device.

STATPATCHTM Elderly Patient Wireless Monitoring System. The Company has patented a long-term monitoring device that utilizes the proprietary STATPATCHTM design. This STATPATCHTM Elderly Patient Wireless Monitoring System is designed for use primarily by patients in nursing homes and other assisted-living facilities. This product will be used to measure basic biometric data on patients and will also be able to alert staff if a patient has fallen. The patient’s data is relayed to both a PDA and a centralized computer system to allow the patient’s caregivers to monitor the patient with greater accuracy and efficiency. The Company intends to file an application with the FDA for approval of the STATPATCHTM Elderly Patient Wireless Monitoring System.

STATPATCHTM Wireless Event Monitor. The STATPATCHTM Wireless Event Monitor utilizes the same technology as the STATPATCH Wireless Holter Monitor. Event monitoring is another method of capturing a patient’s cardiac data and is primarily used when symptoms of an abnormal hearth rhythm occur infrequently. The STATPATCHTM Wireless Event Monitor can be used for a longer period of time than a holter heart monitor and is consequently more likely to record an abnormal heart rhythm that occurs only infrequently. An event monitoring procedure can last from two to four weeks, as prescribed by the patient’s physician. The patient replaces a disposable STATPATCHTM with a new one for each day of continuous monitoring. Once the prescribed period has expired, the patient disposes of the STATPATCHTM and returns the PDS to the prescribing physician. The Company has filed an application with the U.S. Patent and Trademark Office for this new proprietary wireless event monitoring system. The Company intends to file an application with the FDA for approval of the STATPATCHTM Wireless Event Monitor.

Results of Operations

The following discussion and analysis sets forth the major factors that affect the Company’s results of operations and financial condition reflected in the unaudited consolidated financial statements for the three-month period ended September 30, 2006. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements contained herein and notes attached thereto. This information should also be read in conjunction with the information contained in our annual report on Form 10-KSB for the fiscal year ended June 30, 2006, as amended, including the audited financial statements and notes included therein.

Historical financial information presented is that of Telzuit Technologies, LLC, the legal acquirer of Telzuit Medical pursuant to the Share Exchange Agreement.

COMPARISON OF HISTORICAL RESULTS: THREE MONTHS ENDED SEPTEMBER 30, 2006 AND THREE MONTHS ENDED SEPTEMBER 30, 2005

REVENUES. Overall net revenues for the three months ended September 30, 2006 were $209,693, as compared to $0 for the three months ended September 30, 2005. The increase in revenues was due to (i) patient revenues in the two walk-in clinics, which both opened at the end of the fourth quarter of the fiscal year ending June 30, 2006; and (ii) the August 1, 2006 acquisition of PDS Imaging, a mobile imaging business, which provided the majority of the revenues for the Company during the three months ended September 30, 2006. The Company believes that revenues will increase significantly in the second quarter of fiscal year 2007, and for the remainder of the fiscal year, for the following reasons: (a) the walk-in clinics continue to mature; (b) on October 1, 2006, we initiated new billing and collection policies for PDS Imaging, which have increased collections; and (c) sales of the Company’s STATPATCHTM Holter Monitor began during the second quarter of fiscal 2007. The Company believes that the foregoing will result in significantly increased revenue recognition going forward.

COST OF REVENUES. Cost of revenues for the three months ended September 30, 2006 were $270,568, as compared to $0 for the three months ended September 30, 2005. The cost of revenues for the three months ended September 30, 2006 for the walk-in-clinics includes salaries of employees for the clinics, disposable medical products utilized in treating patients, rent for the clinics, and other operating expenses. There were no related expenses in the three months ended September 30, 2005, since the clinics did not open until the fourth quarter of fiscal 2006. Cost of revenues for PDS Imaging includes salaries of the personnel involved in providing services, costs of the medical equipment utilized in the business, automobile expenses, and the costs of medical professionals who provide interpretations of the ultrasound images. In the future, cost of revenues will encompass the direct operating expenses of the STATPATCHTM, including the cost of materials, costs for communications equipment and other equipment, if we successfully roll out this product.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consisted of payroll and related expenses for executive, accounting and administrative personnel, professional fees and other general corporate expenses. Selling, general and administrative expenses for the three months ended September 30, 2006 were $931,366, as compared to selling, general and administrative expenses of $4,171,529 for the three months ended September 30, 2005. A significant amount of the decrease was non-cash stock compensation to directors, officers and consultants of $3,275,100 for the three months ended September 30, 2005, as compared to non-cash stock compensation to officers of $137,500 for the three months ended September 30, 2006. The Company has taken steps to control its selling, general and administrative expenses, and expects these charges to be significantly lower during the current fiscal year, as compared to the fiscal year ended June 30, 2006. Sales and marketing expenses are expected to be substantially higher during the current fiscal year because we intend to introduce the STATPATCHTM System, and, if we achieve sales, we expect to pay sales commissions on such sales.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenditures for the three months ended September 30, 2006 were $27,301, as compared to research and development expenditures of $30,277 for the three months ended September 30, 2005. We expect to keep R&D expenses at the same level in the current fiscal year as they were in 2006. R&D going forward will be focused on expanding the wireless monitoring product line, as well as making enhancements to the STATPATCHTM System.

INTEREST EXPENSE. Interest expense decreased from $915,861 for the three months ended September 30, 2005 to $205,807 for the three months ended September 30, 2006. The 2005 expense resulted from the conversion of our May 2005 convertible debentures into preferred stock in July 2005. These convertible debentures had been issued with warrants which were treated as a debt discount. When this debt was converted, the remaining discount of $915,861 was amortized as interest expense. The 2006 interest expense reflects the interest expense associated with the 10% convertible debentures issued in May 2006, plus amortization of the related debt discount utilizing the effective interest method. It is the Company’s current intention to satisfy its interest obligations utilizing common stock, where possible.

NET LOSS ATTRIBUTABLE TO COMMON SHARES. The net loss attributable to Common Shares for the three months ended September 30, 2006 was $1,283,364, as compared to a net loss of $6,570,408 for the three months ended September 30, 2005. The decrease in net loss for the three months ended September 30, 2006 is primarily due to the reduction in non-cash expenses. These decreases include significantly lower interest expense, stock compensation to current and former employees, investor relations and public relations expenses, and other professional fees. In addition, net loss attributable to Common Shares for the three months ended September 30, 2005 includes $1,464,230 of preferred stock dividends related to a penalty incurred by the Company for failure to file and achieve effectiveness of a registration statement by certain dates. There was no such penalty during the three months ended September 30, 2006. The Company has undertaken controls that will result in continued reductions to stock compensation, other professional fees, investor relations expense and public relations expenses. We also expect significant reductions in legal and accounting costs.

Liquidity and Capital Resources

Our principal capital and liquidity needs historically have related to research and development for our ambulatory medical products, including the STATPATCHTM Holter Monitor. We have funded our operations to date primarily from private placement offerings of equity and debt. As of September 30, 2006, our principal source of liquidity consisted of $2,067,626 in cash and cash equivalents and the ability to generate cash from operations.

In May 2006, the Company issued 10% Senior Secured Convertible Debentures (the “Debenture Financing”) and received gross proceeds of $4,941,985. In addition to the cash received in the Debenture Financing, the Company has begun to generate revenues from two of its business units: (i) patient revenues in our two walk-in clinics, which both opened at the end of the fourth quarter of the fiscal year ending June 30, 2006; and (ii) the August 1, 2006 acquisition of PDS Imaging, a mobile imaging business. The Company believes that revenues will increase significantly in the second quarter of fiscal year 2007, and for the remainder of the fiscal year, for the following reasons: (a) the walk-in clinics continue to mature; (b) on October 1, 2006, we initiated new billing and collection policies for PDS Imaging, which have increased collections; and (c) sales of the Company’s STATPATCHTM Holter Monitor began during the second quarter of fiscal 2007. The Company believes that the foregoing will result in significantly increased revenue recognition going forward, and should significantly decrease the Company’s burn rate.

Net Cash used in operations was $876,062 for the three months ended September 30, 2006, as compared to $541,904 used in operations for the three months ended September 30, 2005. Net cash used in operating activities for the quarter ended September 30, 2006 included approximately $200,000 of expenses related to regulatory filings, relocation expenses of the new Chief Financial Officer, and marketing and advertising expenses, which we do not believe will be incurred going forward. The Company has taken steps to control selling, general and administrative expenses, and expects these charges to decrease going forward.

Net cash used in investing activities was $700,034 for the three months ended September 30, 2006, as compared to $53,876 used in investing activities for the three months ended September 30, 2005. On August 1, 2006, we paid $644,255 cash and agreed to issue 88,853 shares of common stock to acquire PDS Imaging, our mobile imaging business.

Our plan of operation for the twelve-month period following the date of this Quarterly Report on Form 10-QSB is to continue marketing activities with respect to our STATPATCHTM Wireless Holter Monitor, to continue product development activities with respect to our STATPATCHTM Wireless Event Monitor, STATPATCHTM Sleep Apnea Device, and STATPATCHTM Elderly Wireless Monitor, and to continue our plans to own and operate walk-in medical clinics and our mobile imaging business.

We believe that cash and cash equivalents, together with funds from operations and other current assets will satisfy our expected working capital, contractual obligations, capital expenditures, and investment requirements for at least the next twelve (12) months following the date of this Quarterly Report on Form 10-QSB. Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through the acquisition of new products, the depletion of our working capital would be accelerated. To the extent that it becomes necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we will seek to raise it through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We also may seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. We currently do not have any binding commitments for, or readily available sources of, additional financing. We cannot give you assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

We currently do not have any plans to sell any significant equipment. We do plan to purchase six digitized imaging systems during the second quarter of 2007 for an aggregate purchase price of approximately $265,000. This equipment will be used in our mobile imaging business. We do not currently anticipate any significant changes in the number of employees. We do not own any real property.

Contractual Obligations and Purchase Obligations

See Note 5 of our financial statements found at Item 1 above for a description of our material contractual commitments. The Company does not currently have any material purchase obligations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 2, Significant Accounting Policies, contained in the explanatory notes to our unaudited financial statements for the three months ended September 30, 2006 contained in this Quarterly Report on Form 10-QSB. On an on-going basis, we evaluate our estimates, including those related to deferred tax assets, valuation allowance, and fair value of equity instruments issued to consultants for services. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable. Management has also discussed our critical accounting policies and estimates with our audit committee, and the members of the audit committee have reviewed the disclosures set forth below.

Our critical accounting policies include:

Stock-Based Compensation. Our Company has elected to record compensation expense measured at fair market value for all stock-based award transactions under the provisions of SFAS 123 “Accounting for Stock Based Compensation” (“SFAS No. 123”). In instances where shares were issued as compensation, the Company uses the average of the high and low price for the day, on the measurement date, to value the shares. In cases where warrants were issued, the fair value of the warrants is determined on the date of grant using the Black-Scholes option pricing model, which requires the input of a number of assumptions, including expected dividend yields, expected stock price volatility, risk-free interest rates, and an expected life of the options. Although the assumptions used reflect management’s best estimate, they involve inherent uncertainties based on market conditions generally outside the control of our Company. If future market conditions are different than the assumptions used, stock-based compensation expense could be significantly different.

Revenue Recognition. The Company derives its revenue from two primary sources: (1) services provided at its walk-in clinics; and (2) services provided by its mobile imaging business. The Company recognizes revenues from these services when the services have been performed, net of anticipated discounts taken by third party payors, such as insurance carriers, Medicare and Medicaid.

Intangible Assets and Goodwill. Financial Accounting Standards Board Statement No. 141, Business Combinations (“SFAS 141”), requires all business combinations to be accounted for using the purchase method and also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from such business acquisitions. Goodwill and certain of the Company’s amortizable intangible assets relate to the acquisition discussed in note 3 of the explanatory notes to the accompanying unaudited financial statements and consist of the cost of purchased businesses in excess of the estimated fair value of net assets acquired (“excess purchase price”). The excess purchase price was allocated to amortizable intangible assets with the remainder recorded as goodwill.

The Company accounts for its goodwill and other intangible assets under Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which requires, among other things, that companies test goodwill for impairment at least annually. Amortizable intangible assets are amortized over their useful lives ( one year for client list), or in the case of patents over the lesser of the patents’ economic or legal life (17 years in the United States). The carrying value of these intangible assets is periodically reviewed by management to determine if facts and circumstances warrant adjustments to the carrying value and estimates of useful lives.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of equity instruments. SFAS No. 123R supersedes APB Opinion No. 25 and amends SFAS No. 95, “Statement of Cash Flows.” Under SFAS No. 123R, companies are required to record compensation expense for all share-based payment award transactions measured at fair market value as determined by an option valuation model. Currently, the Company uses the Black-Scholes pricing model to calculate the fair market value of its share-based transactions. This statement is effective for small business issuers for fiscal years beginning after December 15, 2005. Since the Company currently recognizes compensation expense at fair value for share-based transactions in accordance with SFAS No. 123R, it does not anticipate that adoption of this standard will have a significant impact on its financial position, results of operations, or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and SFAS No. 3.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting pronouncement when the pronouncement does not include specific transaction provisions. SFAS No. 154 requires retrospective application of changes as if the new accounting principle had always been used. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The Company believes that the adoption of this standard will not have a significant impact on its financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - An Amendment of FASB Statements No. 133 and 140.” SFAS No. 155 provided entities with relief from having to separately determine the fair market value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133. It also allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring for fiscal years beginning after September 15, 2006. The Company has not yet assessed the impact of SFAS on its financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provided guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet assessed the impact of this SFAS on its financial position, results of operations or cash flows.

Risk Factors

There have been no material changes from risk factors previously disclosed in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006. Readers should review and carefully consider the risk factors contained in the Form 10-KSB, as amended and filed with the U.S. Securities and Exchange Commission on November 6, 2006.

As of June 30, 2006, we had a material weakness in our internal control over financial reporting, as discussed under Item 3 below. As of that date, we did not maintain effective controls over completeness and accuracy relating to the accounting and disclosure for Series A Convertible Preferred Stock issuances and complex and non-standard stockholders’ equity transactions. In addition, our management has determined that we have “material weaknesses” in our internal control over recording, processing, summarizing and reporting information required to be disclosed by the Company in the reports it files under the Exchange Act within the time periods specified by the commission’s rules and forms.

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

Item 3. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of Warren Stowell, its Chief Executive Officer, and Jerry Balter, its Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this quarterly report on Form 10-QSB. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed by the Company in the reports it files or submits under the Exchange Act within the time periods specified in the Commission’s rules and forms.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2006, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

There have been no new legal proceedings, and no material developments to legal proceedings, during the quarter ended September 30, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities. The Company entered into an employment agreements with Jerry Balter, the Company’s Chief Financial Officer, dated July 13, 2006. The Employment Agreement for the CFO provides for ten-year warrants to purchase 1,000,000 shares of common stock at an exercise price of $.50 per share (the referred to in this paragraph as the “Warrant Shares”). Twenty-five percent (25%) of the Warrant Shares vested on the effective date of the Employment Agreement, and on each anniversary of the effective date of the Employment Agreement an additional twenty-five percent (25%) of the Warrant Shares will vest. The CFO’s employment agreement expires in July 2009. The issuance of the securities was deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.

Issuer Purchases of Equity Securities. The Company did not repurchase any equity securities during the fiscal quarter ended September 30, 2006. However, on or about September 26, 2006, the Board of Directors rescinded a grant of Common Stock Purchase Warrants (the “Warrants”) previously approved by the Board on May 9, 2006. Subject to the adoption of a comprehensive equity compensation plan, to be presented for approval by Telzuit’s shareholders at the Company’s annual shareholders meeting (the “Comprehensive Equity Compensation Plan”), each of the six members of the Board of Directors would have received a warrant exercisable for 1,000,000 shares of the Company’s common stock at an exercise price of $.50 per share. As of September 26, 2006, the shareholders and the Board of Directors had not adopted a Comprehensive Equity Compensation Plan and, as a result, the Board rescinded the grant of the Warrants and the Warrants were cancelled.

Item 3. Defaults Upon Senior Securities

During the fiscal quarter ended September 30, 2006, the Company was more than thirty (30) days delinquent paying dividends accrued on its Series A Convertible Preferred Stock (the “Series A Preferred Stock”). The Series A Preferred Stock ranks senior to the Company’s common stock. Holders of the Series A Preferred Stock are entitled to receive dividends equal to ten percent (10%) of the stated value of the Series A Preferred Stock, payable semi-annually. The Company has the option of paying dividends with cash or registered shares of common stock at a ten percent (10%) discount to the market price. On October 30, 2006, the Company issued 455,862 shares of common stock to the Series A Preferred holders in satisfaction of dividends accrued on the Series A Preferred Stock and payable to the Series A Preferred holders on June 21, 2006, July 11, 2006, or August 18, 2006, as applicable based on when each holder acquired his, her or its shares of Series A Preferred Stock.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

No.	Exhibit
3.1	Articles of Incorporation of Telzuit Medical Technologies, Inc., formerly known as Taylor Madison Corp., previously filed as Exhibit 3.01 to the Form 10-KSB for the year ended June 30, 2005, filed with the SEC on October 31, 2005 and incorporated herein by reference.

3.2	Articles of Amendment to Articles of Incorporation of Telzuit Medical Technologies, Inc., formerly known as Taylor Madison Corp., Certificate of Designations, Preferences and Rights of the Series B Preferred Stock, previously filed as Exhibit 99.1 to the Form 8-K filed with the SEC on May 12, 2005 and incorporated herein by reference.

3.3	Articles of Amendment to Articles of Incorporation of Telzuit Medical Technologies, Inc., formerly known as Taylor Madison Corp., Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock, previously filed as Exhibit 10.3 to the Form 8-K filed with the SEC on June 24, 2005, and incorporated herein by reference.

3.4	Articles of Amendment to Articles of Incorporation of Telzuit Medical Technologies, Inc., formerly known as Taylor Madison Corp., previously filed as Exhibit 3.4 to the Form 10-QSB filed with the SEC on May 22, 2006, and incorporated herein by reference.

3.5	Bylaws of Telzuit Medical Technologies, Inc., formerly known as Taylor Madison Corp., previously filed as Exhibit 3.04 to the Form 10-KSB for the year ended June 30, 2005, filed with the SEC on October 31, 2005 and incorporated herein by reference.

** 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 22, 2006. **

** 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 22, 2006.

** 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 22, 2006.

** 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 22, 2006.

**	Filed electronically herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Telzuit Medical Technologies, Inc.
(Registrant)

/s/ Warren D. Stowell
Warren D. Stowell
Chief Executive Officer
November 22, 2006