Form 10QSB
period 2006-12-31
Telzuit Medical Technologies, Inc.
filed 2007-02-14
CIK 1093837

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

The Registrant had 35,864,728 shares of Common Stock, par value $.001 per share, outstanding as of February 9, 2007.

Transitional Small Business Issuer Format (check one):    Yes  ☐    No  ☒

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

Telzuit Medical Technologies, Inc.

Contents

Financial Statements:

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Cash Flows	F-4-5

Notes to Consolidated Financial Statements	F-6-13

Telzuit Medical Technologies, Inc. & Subsidiaries

Consolidated Balance Sheets

	December 31, 2006	June 30, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	1,148,322	$3,643,722
Accounts Receivable	78,175	1,763
Prepaid expenses	4,175	20,099
Inventory	50,001	—
Other current assets	119,715	58,963

Total current assets	1,400,388	3,724,547
Property and equipment (net of accumulated depreciation and amortization of
$306,974 and $182,363)	934,245	823,244
Intangible assets,
Patents and Trademark (net of accumulated amortization of $0 and $0)	79,032	68,158
Client List (net of accumulated amortization of $75,000 and $0)	105,000	—
Total Intangible Assets	184,032	68,158
Goodwill	454,484	—
Other assets:
Licensed software	333,426	333,426
Debt Issuance Costs (net of accumulated amortization of $68,246 and of $67,066)	2,344,517	2,347,301
Total other assets	2,677,943	2,680,727

TOTAL ASSETS	$5,651,092	$7,296,676

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$47,280	79,447
Accrued expenses	178,848	165,243
Dividends payable	152,800	156,126
Bank Loan, Current Portion	16,195	—
Capital Lease Obligations, Less Current Portion	73,700	—
Total current liabilities	468,823	400,816
Long Term Liabilities
10% Convertible Debentures	5,779,620	5,779,620
Less Discount on Debentures	5,614,960	5,619,076
Total Debentures	164,660	160,544
Bank Loan, Current Portion	69,903	—
Capital Lease Obligations, Current Portion	33.931	—
Total Long Term Liabilities	268,494	160,544
Total liabilities	737,317	561,360

Series “A” convertible preferred stock, $0.001 par value;
7,700,000 shares authorized; 3,224,821 and 3,301,174 shares outstanding	12,367,032	12,367,108
Stockholders’ deficit:
Common stock, $0.001 par value; 100,000,000 shares authorized;
34,057,750 and 33,831,004 shares issued and outstanding	35,845	33,832
Stock payable	629,772	527,334
Additional paid in capital	19,028,666	18,419,270
Accumulated deficit	(27,147,540)	(24,612,228)
Total stockholders’ deficit	(7,453,257)	(5,631,792)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,651,092	7,296,676

See notes to consolidated financial statements

Telzuit Medical Technologies, Inc. & Subsidiaries

Consolidated Statements of Operations

(unaudited)

	For the three months ended December 31, 2006	For the three months ended December 31, 2005	For the six months ended December 31, 2006	For the six months ended December 31, 2005
Revenues	$246,889	$—	$456,582	$—
Cost of Revenues	355,704	—	626,272	—

Gross Margin	(108,815)	—	(169,690)	—
Research and development expenses	33,672	147,002	60,973	177,278
Selling, general and administrative expenses	814,248	2,072,330	1,745,614	6,243,860

Loss before other Income (Expense)	(956,735)	(2,219,332)	(1,976,277)	(6,421,138
Interest Income	6,235	11,584	28,297	23,074
Interest Expense	(220,287)	—	(426,094)	(915,861)

Net Loss	(1,170,787)	(2,207,748)	(2,374,074)	(7,313,925)
Preferred Stock Dividends	(80,619)	(2,722,810)	(161,238)	4,187,040

Net Loss attributable to Common Shares	$(1,251,406)	$(4,930,558)	$(2,535,312)	$(11,500,965)
Basic and Diluted Net Loss per common share	$(0.04)	$(0.17)	$(0.07)	$(0.55)
Weighted average shares outstanding-basic and diluted	34,903,413	29,456,142	34,467,026	20,994,906

See notes to consolidated financial statements

Telzuit Medical Technologies, Inc. & Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended December 31, 2006	For the six months ended December 31, 2005
Net Loss	(2,374,074)	(7,313,925)

Operating Activities
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	199,612	14,459
Amortization of debt discount	4,116	915,861
Amortization of debt issuance costs	2,784	367,340
Non-cash compensation expense	195,000	3,253,281
Amortization of stock issuance costs	—	1,148,357
(Increase) Decrease in assets:
Accounts Receivable	102,859	—
Inventory	(50,001)	(56,339)
Other current assets	(44,828)	(10,384)
Other assets	—	(54,152)
Increase (Decrease) in liabilities:
Accounts Payable	(68,502)	73,186
Accrued expenses	265,374	(32,103)

Net Cash Used in Operating Activities	(1,767,660)	(1,693,879)

Investing Activities
Cash paid for acquisition, net of cash acquired	(633,501)	—
Increase in intangible assets	(10,873)	(2,695)
Purchase of property and equipment	(169,464)	(211,546)

Net Cash Used in Investing Activities	(813,838)	(214,241)

Financing Activities
Proceeds from issuance of common stock	—	493,008
Proceeds from loans	86,098	—

Net Cash Provided by Financing Activities	86,098	493,008

Net Increase (Decrease) in Cash and Cash Equivalents	(2,495,400)	(1,415,112)

Cash and Cash Equivalents at Beginning of Period	3,643,722	2,351,794

Cash and Cash Equivalents at End of Period	1,148,322	936,682

Non-cash Investing and Financing Activities:
Prepaid Expenses incurred with issuance of stock	—	527,584
May 2005 convertible debentures and interest converted into Series A Preferred Stock	—	1,076,366

Accrued expenses related to licensed software	—	97,032

Costs incurred with issuance of stock	—	51,267

Accrued dividends on Series A Preferred Stock	161,238	—
Series A Preferred Stock dividends paid through issuance of Common Stock	164,564	—
Conversion of Series A Preferred Stock to Common Stock	218	—

Interest expense paid in common stock	251,770	—

Stock payable incurred for acquisition	102,439	—

See notes to consolidated financial statements

1. FINANCIAL STATEMENTS

The unaudited consolidated financial statements have been prepared by Telzuit Medical Technologies, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended December 31 2006 and 2005; (b) the financial position at December 31, 2006; and (c) cash flows for the six month periods ended December 31, 2006 and 2005, have been made.

Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended June 30, 2006. The results of operations and the cash flows for the three and six month periods ended December 31, 2006 are not necessarily indicative of those to be expected for the entire year.

Commencing with our fiscal quarter ended September 30, 2006, our financial statements are no longer being presented as a “development stage company” under the provisions of SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises.” We determined that we are no longer a development stage company under SFAS No. 7 because we devote significant efforts to the operations of our primary operating businesses: our mobile imaging business and our outpatient clinic business. In addition, for the six month period ended December 31, 2006, our revenues from such operations were $456,582.

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

Revenue Recognition—The Company currently derives its revenue from two primary sources: (i) its walk-in clinics; and (ii) its mobile imaging business. The Company also received revenues from the sale of STATPATCH systems business during the quarter ended December 31, 2006. Such revenue was recognized upon delivery of the STATPATCH system. The Company recognizes revenues from these services when the services have been performed, net of anticipated discounts taken by third party payors, such as insurance carriers, Medicare and Medicaid. STATPATCH revenues will be received in two ways: 1) medical providers will receive STATPATCH systems from the Company and the Company will bill third party payors for the generation of reports (the patches and PDA will remain the property of Telzuit), and 2) Telzuit will also sell patches directly to medical providers. Sales of the product directly to providers were recognized during October. As part of this sales program the provider may use a Telzuit owned PDA to gather data. Telzuit will generate reports to be used by the provider. Revenues generated will be recognized net of contractual adjustments as the reports are generated.

Fair Value of Financial Instruments—The carrying values of cash and short-term receivables and payables approximate their fair values due to their short maturities. At December 31, 2006 the fair value of the convertible debentures was carried at $164,660 and their face value was $5,779,620. At June 30, 2006, the fair value of the convertible debentures was carried at $160,544 and their face value was $5,779,620. These differences are attributed to the debt discount associated with the Black-Scholes value of warrants and the intrinsic value of the beneficial conversion feature embedded in the debentures.

Cash and Cash Equivalents—Cash equivalents are comprised of certain highly liquid investments with maturity of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Accounts Receivable—Accounts receivable are comprised of amounts billed primarily to third party payors, such as insurance carriers, Medicare and Medicaid. Additionally, the Company bills physician’s practices to whom we provide services. The Company makes contractual adjustments based upon the experience of its management in prior arrangements from these types of payors. Management anticipates adjusting the amount of this adjustment as it develops more experience with these third party payors.

Property and Equipment—The Company records property and equipment at historical cost and expenses maintenance and repairs as incurred. It is the policy of the Company to capitalize items greater than or equal to $1,000 and to provide depreciation based on the estimated useful life of individual assets, calculated using the straight line method. For income tax purposes, the Company uses accelerated depreciation methods.

Estimated useful lives are as follows:

Years
Furniture and equipment	5 - 7
Computer hardware	5
Leasehold Improvements	5

Software Development Costs—The Company records software development costs as incurred. To date software development costs have all related to the development of the STATPATCH Holter Monitor System. Upon the introduction and roll out of the product the Company will amortize these costs over a three year period using the straight line method.

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

The Company accounts for its goodwill and other intangible assets under Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which requires, among other things, that companies test goodwill for impairment at least annually. Amortizable intangible assets are amortized over their useful lives (one year for client list), or, in the case of patents, over the lesser of the patent’s economic or legal life (17 years in the United States). The carrying value of these intangible assets is periodically reviewed by management to determine if facts and circumstances warrant adjustments to the carrying value and estimates of useful lives.

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

Net Loss Per Common Share—The Company applies SFAS No. 128, “Earnings Per Share” for calculating the basic and diluted loss per common share. The Company computes basic loss per share by dividing net loss attributable to common shares by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Potential common shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

The convertible preferred stock and warrants outstanding during all periods were excluded from the shares used to calculate diluted earnings per share, as their inclusion would be anti-dilutive. The amount of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, convertible debentures, and warrants excluded from the computation for the six months ended December 31, 2006 were 9,213,774, 0, 16,513,200, and 35,055,690, respectively. The amount of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, convertible debentures, and warrants excluded from the computation for the six months ended December 31, 2005 were 8,356,950; 0; 0; and 11,875,84, respectively.

Stock-Based Compensation—The Company records compensation expense measured at fair value for all stock-based award transactions under the provisions of SFAS 123 “Accounting for Stock Based Compensation” (SFAS No. 123). In instances where shares were issued as compensation, the Company uses the average of the high and low price for the day, on the measurement date, to value the shares. In cases where warrants were issued, the fair value of the warrants is determined on the date of grant using the Black-Scholes option pricing model with the following assumptions: no dividend yield, volatility of 380%, risk free interest rate of 4.95% and expected life of ten years for the six months ended December 31, 2006. No warrants were issued to employees or others during the three months ended December 31, 2006.

Stock payable—Stock payable consists of stock committed but not yet issued to service providers, stockholders or others.

Series A Convertible Preferred Stock—On June 22, 2005, the board of directors designated 7,700,000 of preferred shares as Series “A” Convertible Preferred stock (“Series A Preferred Stock”). The holders of Series A Preferred Stock have the right to vote on an as-converted basis with the common shareholders on all matters submitted to a vote. Each share of Series A Preferred Stock is convertible into common stock at a price of sixty cents ($.60) per share of common stock, subject to adjustment. In connection with the May 2006 convertible debenture financing (Note 6), the conversion price was reduced to thirty-five cents ($0.35) per share. In addition, the holders of Series A Preferred Stock are entitled to receive a dividend equal to ten percent (10%) of the Stated Value of the Series A Preferred Stock, payable semi-annually. In the event of liquidation, dissolution or winding up of the Company, either voluntarily or involuntarily, Series A Preferred holders are entitled to receive an amount equal to the Stated Value of the Preferred stock ($1.00) plus any accrued but unpaid dividends. Series A Preferred shares rank senior to the Company’s common stock and any other securities the Company may issue.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and SFAS No. 3” (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and a change required by an accounting pronouncement when the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application of changes as if the new accounting principle had always been used. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The Company believes that the adoption of this standard will not have a significant impact on its financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – An Amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133. It also allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring for fiscal years beginning after September 15, 2006. The Company has not yet assessed the impact of this SFAS on its financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet assessed the impact of FIN 48 on its financial position, results of operations or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statements, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immediate errors would not require previously filed reports to be amended. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The Company does not expect the impact of SAB 108 on its consolidated financial position and results of operations to be material.

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

At the closing, the Company paid $644,255 in cash, and agreed to issue 88,853 shares of its common stock, as payment in full, for Cedars and Atlantic. Additionally, the Company entered into three month consulting agreements with the principals of PDS Imaging, paying an additional $12,000 and agreeing to issue 277,000 shares of the Company’s common stock. The total purchase price, including the value of the consulting contract, was recorded at $758,000, including the cash and stock consideration.

The acquisition was accounted for using the purchase method. Accordingly, the excess of the purchase price over the estimated fair values of the assets acquired and the liabilities assumed has been allocated to goodwill and amortizable assets in accordance with SFAS 141.

The Company agreed to this transaction, which resulted in a significant amount of goodwill for a number of reasons, including: PDS Imaging’s business model which complements the Company’s business focus of providing mobile medical services; PDS Imaging adds a Medicare-approved and private insurance credentialed Independent Diagnostic Testing Facility (“IDTF”), which will enable the Company to receive reimbursement from third party payors for its STATPATCHTM System; and the growth opportunities in the markets in which PDS Imaging operates. The Company believes the asset value of the IDTF is minimal since the Company could have applied for and been granted an IDTF for minimal cost, such excess has been attributed to Goodwill. The predominant portion of the consideration paid for PDS Imaging was based on the expected financial performance of PDS Imaging after the merger. The tax deductibility of the acquired goodwill is to be determined.

The preliminary purchase price allocation, which is subject to adjustment, is as follows:

Cash	$23,000
Accounts Receivable	179,000
Fixed Assets	66,000
Intangible Assets – Client List	180,000
Goodwill	454,000
Accounts Payable	(37,000)
Other Liabilities	(107,000)

Total Purchase Price	$758,000

The Company’s results include operations of PDS Imaging since August 1, 2006. The following unaudited pro forma consolidated operations of the Company for the six months ended December 31, 2006 and 2005 assume that the acquisition had occurred as of July 1, 2006 and 2005 respectively. This financial information is provided for informational purposes only and should not be construed to be indicative of the Company’s consolidated results of operations had the acquisitions of PDS Imaging been consummated on the dates assumed and does not project the Company’s results of operations for any future period:

	For six months ended 12/31/06	For six months ended 12/31/05
Revenues	$536,582	$685,718
Net (loss) income	(2,378,532)	(7,358,847)
Preferred Dividends	(161,238)	(4,187,040)

(Loss) income attributable to common shareholders	$(2,539,770)	$11,545,887)

(Loss) income per share – basic	$(0.07)	$(0.54)
(Loss) income per share – diluted	$(0.07)	$(0.54)

Weighted average number of common shares – basic	34,872,879	21,360,759
Weighted average number of common shares – diluted	34,903,413	21,360,759

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

During the quarter ended December 31, 2006, the Company paid out 455,862 shares of its common stock to satisfy dividend payments accrued related to the Series A Convertible Preferred Stock and 1,329,611 shares of its common stock to satisfy interest payments accrued related to the 10% Senior Secured Convertible Debentures.

See Footnote 5 below for a discussion regarding the issuance of Warrants to Jerry Balter.

The Company records compensation expense measured at fair value for all stock-based award transactions under the provisions of SFAS 123 “Accounting for Stock Based Compensation” (SFAS No. 123). When warrants or options are issued, the fair value of the warrants is determined on the date of grant using the Black-Scholes option pricing model, and the fair value is recognized over the vesting period. During the six months ended December 31, 2006 and 2005, the Company recognized $195,000 and $0 for warrants and options vesting during the period.

5. COMMITMENTS & CONTINGENCIES

Employment Agreement

The Company entered into an employment agreement with Jerry Balter, the Company’s Chief Financial Officer, dated July 13, 2006. The Employment Agreement for the CFO provides for warrants to purchase 1,000,000 shares of common stock for ten years at an exercise price of $.50 per share (referred to in this paragraph as the “Warrant Shares”). Twenty-five percent of the Warrant Shares vested on the effective date of the Employment Agreement, and on each anniversary of the effective date of the Employment Agreement, an additional twenty-five percent of the Warrant Shares will vest. The CFO’s employment agreement expires in July 2009.

Loans

During the quarter ended December 31, 2006, the Company purchased five vehicles for a total price of $86,098. The vehicles are used in the PDS Imaging business. The Company borrowed the entire amount of the purchase price from Bank of America. The loan is for a five-year term and is collateralized by the related vehicles. Monthly payments are approximately $1,785, beginning January 2007 and ending December 2011.

Leases

In connection with the acquisition of PDS Imaging (see Note 3), the Company acquired various capital and operating leases on six (6) vehicles with various expiration dates through December 2010 and various medical ultrasound equipment with various expiration dates through January 2010.

In January 2007, the Company purchased approximately $260,000 of new ultrasound equipment for its PDS imaging business. The equipment is subject to a five-year financial lease provided by US Bank, which financed the transaction in its entirety. Monthly payments, beginning in February 2007 and ending January 2012 will be approximately $5,000.

6. MAY 2006 CONVERTIBLE DEBENTURE FINANCING

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

The Company had agreed to file, within 30 days after the closing, a registration statement (the “Registration Statement”) covering the common stock underlying the Debentures and the warrants, as well as certain other securities, after which time the Company would incur certain penalties for failure to timely file the Registration Statement within the prescribed time 30-day period (the “Filing Date Penalties”). The Company filed the Registration Statement within 30 days of the closing, and, as a result, did not incur any Filing Date Penalties. The Company also undertook to have the Registration Statement declared effective by the 90th day after its filing–If unsuccessful in having the Registration Statement declared effective by that time, the Company was required to pay the Investors 1% of the face value of the Debentures for each additional thirty-day delinquency, up to a maximum of 9% of the face value of the Debentures (the “Effective Date Penalties”). As of December 31, 2006, the Company had incurred and paid Effective Date Penalties of $115,580 and interest on the Effective Date Penalties of $731. The Registration Statement was declared effective on November 13, 2006. As a result, the Company will not incur any additional Effective Date Penalties.

The conversion price of the Debentures and the exercise price of the Class C and Class D warrants are subject to adjustment for certain future dilutive issuances of securities and for the failure of the Company to achieve certain operating milestones, as defined. The Company achieved seven of the eight defined milestones within the time frames committed in the debenture agreement. Therefore, the Company will not be subject to any adjustments to the conversion price of the Debentures as related to the operating milestones. The Debentures are subject to certain events of default. Upon the occurrence of any such event, the outstanding principal, plus any accrued but unpaid interest and liquidated damages will become, at the Investors’ election, immediately due and payable in cash at the Mandatory Default Amount, as defined.

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

Telzuit Technologies, LLC hired Focused Strategies, Inc. to provide consulting services and assist in fund raising activities pursuant to an Engagement Agreement dated March 16, 2001, (the “Engagement Agreement”). In the FSI Complaint, Focused Strategies, Inc. alleges that it performed its duties and obligations under the Engagement Agreement and seeks damages of $818,678 for alleged unpaid fees and expenses.

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

The management of the Company believes that Focused Strategies, Inc.’s claims are not substantiated by the facts, are without merit, and intend to defend their positions vigorously. In the Answer and Counter-Claim, Telzuit Technologies, Inc. and Telzuit Technologies, LLC assert a number of defenses in response to the allegations made in the FSI Complaint, including fraud, breach of contract, and self-dealing. In addition, in the Answer and Counter-Claim, Telzuit Technologies, Inc. and Telzuit Technologies, LLC have filed counter-claims against FSI based on fraud and breach of contract and counterclaims against MKCS, Inc. based on breach of contract and for the constructive fraud and breach of contract against Mark Krampe, individually, as the alter ego or mere instrumentality of FSI. In connection with these claims, Telzuit Technologies, Inc. and Telzuit Technologies, LLC seek recission of the Engagement Agreement for damages in excess of $100,000. The parties mediated their respective claims on March 3, 2006, but were unsuccessful in reaching an agreement to resolve the lawsuit. Discovery is presently on-going and the court has set a trial date of June 12, 2007.

Todd Lavelle and Michael Evertsen v. Telzuit Medical Technologies, Inc.

On December 22, 2006, Todd Lavelle (“Lavelle”) and Michael Evertsen (“Evertsen”), the former shareholders of “PDS Imaging,” filed a Complaint and Demand for Jury Trial (the “Lavelle/Evertsen Complaint”) in the United States District Court for the Middle District of Florida, Orlando Division, titled Todd Lavelle and Michael Evertsen v. Telzuit Medical Technologies, Inc.

Prior to August 1, 2006, Lavelle and Evertsen were the sole shareholders of Cedars Diagnostic Labs, Inc., a Florida corporation (“Cedars”), and Atlantic Ultrasound, Inc., a Delaware corporation (“Atlantic”), two entities operating under the fictitious name “PDS Imaging,” a mobile ultrasound and cardiac imaging business conducting mobile and other outsourced services to physicians and health care entities. Pursuant to the terms of an Agreement for Purchase and Sale of shares dated August 1, 2006, Telzuit acquired all of the shares of outstanding stock of Cedars and Atlantic from Lavelle and Evertsen (the “Ownership Interests”). The Lavelle/Evertsen Complaint alleges that Telzuit breached its obligations under the Purchase Agreement by failing to (i) assume or terminate certain equipment leases; and (ii) issue shares of the Company’s common stock valued as of the August 1, 2006 closing date at $100,000 to Lavelle and Evertsen as payment of the stock component of the purchase price for Ownership Interests. The Lavelle/Evertsen Complaint seeks damages in an amount to be determined at trial.

Telzuit filed a Response and Motion to Dismiss on January 29, 2007. The management of the Company believes that Lavelle and Evertsen misrepresented the liabilities of the acquired companies, Cedars and Atlantic, and is seeking repayment of such amounts. Furthermore, the Company believes that the Complaint should be dismissed against Telzuit because Telzuit is not a proper party to the litigation. Telzuit intends to vigorously defend itself against this Complaint.

Telzuit had previously recorded the stock acquisition on its financial statements.

Other litigation related matters

During 2003 and 2004, the Board of Directors of the Company voted to rescind 26,198,010 Class A membership units and 1,738,500 Class B membership units which it believes were issued improperly for no consideration. As of December 31, 2006, two affected parties have threatened, but have not brought any legal action related to the rescission. The two parties constituted 13,213,000 of Class A membership units and 1,338,500 of the Class B membership units rescinded. The Company acknowledges there may be additional parties to file suit. Should any of the affected parties begin legal action, the Company intends to defend its position vigorously.

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

8. RELATED PARTY TRANSACTIONS

During the year ended June 30, 2006, the Company entered into a separation agreement with its former CEO. The Company recorded expenses of approximately $133,000 in connection with this agreement. At December 31, 2006, the Company had effectively paid this agreement in total.

9. RESTATEMENT OF DECEMBER 31, 2005 STATEMENT OF OPERATIONS

During the fourth quarter of the year ended June 30, 2006, the Company recorded a $4,883,993 preferred stock dividend related to the value of the Class B warrants issued to the holders of the Series A Convertible Preferred Stock as a penalty for failure to file and achieve effectiveness of a registration statement by certain dates. If the Company had recorded the value of the Class B warrants at the actual dates that the penalties were incurred, net loss applicable to common stockholders would have increased by $1,464,230, and net loss applicable to common shareholders would have increased by $0.12, for the quarter ended December 31, 2005. The effect of this adjustment has been reflected in this report. If this restatement was not made, the net loss applicable to common stockholders would have been, $5,106,177, and net loss per share would have been $0.41 per share.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis provides information which management of Telzuit Medical Technologies, Inc. (“Telzuit Medical” or the “Company”) believes to be relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read together with the Company’s consolidated financial statements and the notes to consolidated financial statements, which are included in this report. This information should also be read in conjunction with the information contained in our annual report on Form 10-KSB for the fiscal year ended June 30, 2006, as amended, including the audited financial statements and notes included therein. Because of the nature of a relatively new and growing company, the reported results will not necessarily reflect future results of operations or financial condition.

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

The Company currently derives its revenue from two primary sources: (i) its walk-in clinics; and (ii) its mobile imaging business. The Company also received revenues from the sale of its STATPATCH system during the quarter ended December 31, 2006. Such revenue was recognized upon delivery of the STATPATCH system. The Company recognizes revenues from these services when the services have been performed, net of anticipated discounts taken by third party payors, such as insurance carriers, Medicare and Medicaid. STATPATCH revenues will be received in two ways: (1) medical providers will receive STATPATCH systems from the Company and the Company will bill third party payors for the generation of reports (the patches and PDA will remain the property of Telzuit); and (2) Telzuit will also sell patches directly to medical providers. Such revenue was recognized upon delivery of the STATPATCH system. As part of this sales program, the provider may use a Telzuit-owned PDA to gather data. Telzuit will generate reports to be used by the provider. Revenues generated will be recognized net of contractual adjustments as the reports are generated.

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

By acquiring all of the issued and outstanding capital stock of Telzuit Technologies, Inc., we acquired certain know-how, trade secrets, and other proprietary intellectual property rights relating to the development of ambulatory medical devices, including the STATPATCHTM Holter Monitor (collectively referred to herein as the “STATPATCHTM Technologies”). On August 18, 2005, we changed our name from “Taylor Madison Corp.” to “Telzuit Medical Technologies, Inc.,” which is more synonymous with our current operations. We currently have negative cash flows from operations. However, we (i) opened two walk-in clinics during the fourth quarter of the fiscal year ended June 30, 2006; (ii) acquired PDS Imaging, a mobile imaging business, on August 1, 2006; and (iii) commenced sales of our STATPATCHTM Holter Monitor systems in October 2006. As a result, the Company has begun to generate revenues from operations.

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

The Company agreed to file, within thirty (30) days after the closing, a registration statement (the “Registration Statement”) covering the common stock underlying the Debentures and the warrants, as well as certain other securities, after which time the Company would incur certain penalties for failure to timely file the Registration Statement within the prescribed 30-day period (the “Filing Date Penalties”). The Company filed the Registration Statement within thirty (30) days of the closing, and, as a result, did not incur any Filing Date Penalties. The Company also undertook to have the Registration Statement declared effective by the ninetieth (90th) day after its filing. If unsuccessful in having the registration declared effective by that time, the Company was required to pay the Investors one percent (1%) of the face value of the Debentures for each additional thirty day delinquency, up to a maximum of nine percent (9%) of the face value of the Debentures (the “Effective Date Penalties”). As of December 31, 2006, the Company had incurred and paid Effective Date Penalties of $115,580, and interest on the Effective Date Penalties of $731. The Registration Statement was declared effective on November 13, 2006. As a result, the Company will not incur any additional Effective Date Penalties.

The conversion price of the Debentures and the exercise price of the Class C and Class D warrants are subject to adjustment for certain future dilutive issuances of securities and for the failure of the Company to achieve certain operating milestones, as defined. The Company achieved seven of the eight defined milestones within the time frames committed in the debenture agreement. Therefore, the Company will not be subject to any adjustments to the conversion price of the Debentures as related to the operating milestones. The Debentures are subject to certain events of default. Upon the occurrence of any such event, the outstanding principal, plus any accrued but unpaid interest and liquidated damages will become, at the Investors’ election, immediately due and payable in cash at the Mandatory Default Amount, as defined.

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

At the closing, the Company paid $644,255 in cash, and agreed to issue 88,853 shares of its common stock, as payment, in full, for Cedars and Atlantic. In addition, the Company entered into three-month consulting agreements, effective August 1, 2006 through October 31, 2006, with the principals of PDS Imaging. As consideration for the consulting services, the Company agreed to pay additional cash of $12,000 and to issue an additional 277,000 shares of the Company’s common stock to the principals. The Company’s acquisition of PDS Imaging adds a Medicare-approved and private insurance credentialed Independent Diagnostic Testing Facility (“IDTF”) to our business. The IDTF will enable the Company to receive reimbursement from third party payors for its STATPATCHTM System. PDS Imaging generated revenues of approximately $1.1 million in 2005.

The Company determined that the equipment acquired in the acquisition needed to be upgraded. During the quarter ended December 31, 2006, the Company acquired six new vehicles for a total price of $86,098. This purchase was financed 100% by a loan from Bank of America. In addition, on January 7, 2007, the Company completed the purchase of new ultrasound equipment for a total price of approximately $260,000. This amount was financed in full through a financial lease provided by US Bank. The Company intends to sell or otherwise dispose of the equipment previously used in the PDS Imaging business. We expect to report a loss related to this disposition.

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

In operation, the STATPATCHTM is used in conjunction with the STATPATCHTM system, which includes a cellular telephone device (commonly referred to as a “PDA”) capable of recording the data transmitted from our STATPATCHTM. We-acquire the PDAs from third party manufacturers, modify these devices physically and equip them with software to permit the transmission of heart activity received from the STATPATCHTM.

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

Patients using the STATPATCHTM are able to move around freely while data is collected and sent in near-real time to our monitoring center. At the conclusion of the recording period, the patient returns the PDA to the physician. The patient’s information, having been sent via cell phone to our monitoring center, is then analyzed by the Philips’ algorithm. After the prescribing period, the physician is able to access the patient information via secure web portal and download raw data and a report. The physician then interprets all of the information available to him or her to make a diagnosis. The STATPATCHTM system is entirely diagnostic and is not intended to be a life-saving device. We commenced sales of our STATPATCHTM Holter Monitor during October 2006.

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

Mobile Imaging Business

The Company also owns and operates six mobile imaging units that provide ultrasound imaging to clinics and medical practices that contract for our services. We acquired the mobile imaging units on August 1, 2006 by acquiring 100% of the issued and outstanding capital stock of Cedars Diagnostic Labs, Inc., a Florida corporation (“Cedars”) and Atlantic Ultrasound, Inc., a Delaware corporation (“Atlantic”), related entities under common control and operating under the fictitious name “PDS Imaging,” a Florida-based mobile ultrasound and cardiac imaging business. We paid $644,255 cash and agreed to issue 88,853 shares of common stock to acquire PDS Imaging. In addition, the Company entered into three-month consulting agreements, effective August 1, 2006 through October 31, 2006, with the principals of PDS Imaging. As consideration for the consulting services, the Company agreed to pay additional cash of $12,000 and to issue an additional 277,000 shares of the Company’s common stock to the principals. Our recent acquisition of PDS Imaging adds a Medicare-approved and private insurance credentialed Independent Diagnostic Testing Facility (“IDTF”) to our business. The IDTF will enable us to receive reimbursement from third party payors for our STATPATCHTM System. PDS Imaging generated revenues of approximately $1.1 million in 2005. As discussed above under “Acquisition of PDS Imaging,” we recently acquired six new vehicles for a total price of $86,058 and new ultrasound equipment for a total purchase price of approximately $260,000.

Description of Products under Development

STATPATCHTM Sleep Apnea Device. The STATPATCHTM Sleep Apnea Device utilizes the STATPATCHTM wireless technology to measure, record and transmit cardiac data while a patient is sleeping in the comfort of his or her own home. The Company has filed an application with the U.S. Patent and Trademark Office for this new proprietary sleep apnea device, which is designed to assist with diagnosis of this condition in a way that is much less intrusive to the patient than before. According to the National Institutes of Health, it is estimated that sleep apnea currently affects as many as 12 million people in the United States. The Company intends to file an application with the FDA for approval of the STATPATCHTM Sleep Apnea Device.

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

Results of Operations

The following discussion and analysis sets forth the major factors that affect the Company’s results of operations and financial condition reflected in the unaudited consolidated financial statements for the three-month period ended December 31, 2006 and the six-month period ended December 31, 2006. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements contained herein and notes attached thereto. This information should also be read in conjunction with the information contained in our annual report on Form 10-KSB for the fiscal year ended June 30, 2006, as amended, including the audited financial statements and notes included therein.

COMPARISON OF HISTORICAL RESULTS: THREE MONTHS ENDED DECEMBER 31, 2006 AND THREE MONTHS ENDED DECEMBER 31, 2005

REVENUES. Overall net revenues for the three months ended December 31, 2006 were $246,889, as compared to $0 for the three months ended December 31, 2005. The increase in revenues was due to (i) patient revenues in the two walk-in clinics, which both opened at the end of the fourth quarter of the fiscal year ending June 30, 2006; (ii) the August 1, 2006 acquisition of PDS Imaging, a mobile imaging business, which provided the majority of the revenues for the Company during the three months ended December 31, 2006; and (iii) initial sales from the STATPATCHTM Holter Monitor.

COST OF REVENUES. Cost of revenues for the three months ended December 31, 2006 were $355,704, as compared to $0 for the three months ended December 31, 2005. The cost of revenues for the three months ended December 31, 2006 for the walk-in-clinics includes salaries of employees for the clinics, disposable medical products utilized in treating patients, rent for the clinics, and other operating expenses. There were no related expenses in the three months ended December 31, 2005, since the clinics did not open until the fourth quarter of fiscal 2006. Cost of revenues for PDS Imaging includes salaries of the personnel involved in providing services, costs of the medical equipment utilized in the business, automobile expenses, and the costs of medical professionals who provide interpretations of the ultrasound images. Upon the rollout of the STATPATCH system, cost of revenues will encompass the direct operating expenses of the STATPATCHTM, including the cost of materials, costs for communications equipment and other equipment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consisted of payroll and related expenses for executive, accounting and administrative personnel, professional fees and other general corporate expenses. Selling, general and administrative expenses for the three months ended December 31, 2006 were $814,248, as compared to selling, general and administrative expenses of $2,072,330 for the three months ended December 31, 2005. A significant amount of the decrease was non-cash stock compensation to directors, officers and consultants of $1,203,978 for the three months ended December 31, 2005, as compared to non-cash stock compensation to officers of $57,500 for the three months ended December 31, 2006. The Company has taken steps to control its selling, general and administrative expenses, and expects these charges to be significantly lower during the current fiscal year, as compared to the fiscal year ended June 30, 2006. However, sales and marketing expenses are expected to be substantially higher during the current fiscal year due to the introduction of the STATPATCHTM System and related sales commissions.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenditures for the three months ended December 31, 2006 were $33,672, as compared to research and development expenditures of $147,002 for the three months ended December 31, 2005. Currently, our efforts are focused on improving the STATPATCHTM Holter Monitor. R&D going forward will be focused on expanding the wireless monitoring product line, as well as making enhancements to the STATPATCHTM System.

INTEREST EXPENSE. Interest expense was $220,287 for the three months ended December 31, 2006 as compared to $0 for the three months ended December 31, 2005. The 2006 interest expense reflects the interest expense associated with the 10% convertible debentures issued in May 2006, amortization of the related debt discount utilizing the effective interest method and penalty interest related to the timing of the effectiveness of the Company’s Registration Statement on Form SB-2 filed with the U.S. Securities and Exchange Commission. It is the Company’s current intention to satisfy its interest obligations utilizing common stock, where possible.

NET LOSS ATTRIBUTABLE TO COMMON SHARES. The net loss attributable to Common Shares for the three months ended December 31, 2006 was $1,251,406, as compared to a net loss of $4,930,558 for the three months ended December 31, 2005. The decrease in net loss for the three months ended December 31, 2006 is primarily due to the reduction in non-cash expenses. These decreases include significantly lower stock compensation to current and former employees, investor relations and public relations expenses, and other professional fees. The Company has undertaken controls that are expected to result in continued reductions to stock compensation, other professional fees, investor relations expense and public relations expenses. We also expect significant reductions in legal and accounting costs.

COMPARISON OF HISTORICAL RESULTS: SIX MONTHS ENDED DECEMBER 31, 2006 AND SIX MONTHS ENDED DECEMBER 31, 2005

REVENUES. Overall net revenues for the six months ended December 31, 2006 were $ 456,582, as compared to $0 for the six months ended December 31, 2005. The increase in revenues was due to (i) patient revenues in the two walk-in clinics, which both opened at the end of the fourth quarter of the fiscal year ending June 30, 2006; (ii) the August 1, 2006 acquisition of PDS Imaging, a mobile imaging business, which provided the majority of the revenues for the Company during the six months ended December 31, 2006; and (iii) initial sales from the STATPATCHTM Holter Monitor. The Company believes that revenues will increase significantly for the remainder of the fiscal year, for the following reasons: (a) the walk-in clinics continue to mature; (b) on October 1, 2006, we initiated new billing and collection policies for PDS Imaging, which have increased collections; and (c) sales of the Company’s STATPATCHTM Holter Monitor began during the second quarter of fiscal 2007.

COST OF REVENUES. Cost of revenues for the six months ended December 31, 2006 were $626,272, as compared to $0 for the six months ended December 31, 2005. The cost of revenues for the six months ended December 31, 2006 for the walk-in-clinics includes salaries of employees for the clinics, disposable medical products utilized in treating patients, rent for the clinics, and other operating expenses. There were no related expenses in the six months ended December 31, 2005, since the clinics did not open until the fourth quarter of fiscal 2006. Cost of revenues for PDS Imaging includes salaries of the personnel involved in providing services, costs of the medical equipment utilized in the business, automobile expenses, and the costs of medical professionals who provide interpretations of the ultrasound images. Upon the rollout of the STATPATCHTM system, cost of revenues will encompass the direct operating expenses of the STATPATCHTM, including the cost of materials, costs for communications equipment and other equipment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consisted of payroll and related expenses for executive, accounting and administrative personnel, professional fees and other general corporate expenses. Selling, general and administrative expenses for the six months ended December 31, 2006 were $1,745,614, as compared to selling, general and administrative expenses of $6,243,860 for the six months ended December 31, 2005. A significant amount of the decrease was non-cash stock compensation to directors, officers and consultants of $3,253,381 for the six months ended December 31, 2005, as compared to non-cash stock compensation to officers of $195,000 for the six months ended December 31, 2006. The Company has taken steps to control its selling, general and administrative expenses, and expects these charges to be significantly lower during the current fiscal year, as compared to the fiscal year ended June 30, 2006. However, sales and marketing expenses are expected to be substantially higher during the current fiscal year due to the introduction of the STATPATCHTM System and related sales commissions.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenditures for the six months ended December 31, 2006 were $60,973, as compared to research and development expenditures of $177,278 for the six months ended December 31, 2005. Currently, our efforts are focused on improving the STATPATCHTM Holter Monitor. R&D going forward will be focused on expanding the wireless monitoring product line, as well as making enhancements to the STATPATCHTM System.

INTEREST EXPENSE. Interest expense decreased from $915,861 for the six months ended December 31, 2005 to $426,094 for the six months ended December 31, 2006. The 2005 expense resulted from the conversion of our May 2005 convertible debentures into preferred stock in July 2005. These convertible debentures had been issued with warrants which were treated as a debt discount. When this debt was converted, the remaining discount of $915,861 was amortized as interest expense. The 2006 interest expense reflects the interest expense associated with the 10% convertible debentures issued in May 2006, amortization of the related debt discount utilizing the effective interest method and penalty interest related to the timing of the effectiveness of the Company’s Registration Statement on Form SB-2 filed with the U.S. Securities and Exchange Commission. It is the Company’s current intention to satisfy its interest obligations utilizing common stock, where possible.

NET LOSS ATTRIBUTABLE TO COMMON SHARES. The net loss attributable to Common Shares for the six months ended December 31, 2006 was $2,535,312, as compared to a net loss of $11,500,965 for the six months ended December 31, 2005. The decrease in net loss for the six months ended December 31, 2006 is primarily due to the reduction in non-cash expenses. These decreases include significantly lower interest expense, stock compensation to current and former employees, investor relations and public relations expenses, and other professional fees. In addition, net loss attributable to Common Shares for the six months ended December 31, 2005 includes $1,464,230 of preferred stock dividends related to a penalty incurred by the Company for failure to file and achieve effectiveness of a registration statement by certain dates. The Company has undertaken controls that will result in continued reductions to stock compensation, other professional fees, investor relations expense and public relations expenses. We also expect significant reductions in legal and accounting costs.

Liquidity and Capital Resources

Our principal capital and liquidity needs historically have related to research and development for our ambulatory medical products, including the STATPATCHTM Holter Monitor. We have funded our operations to date primarily from private placement offerings of equity and debt. As of December 31, 2006, our principal source of liquidity consisted of $1,148,322 in cash and cash equivalents and the ability to generate cash from operations.

In May 2006, the Company issued 10% Senior Secured Convertible Debentures (the “Debenture Financing”) and received gross proceeds of $4,941,985. In addition to the cash received in the Debenture Financing, the Company has begun to generate revenues from three sources: (i) patient revenues in our two walk-in clinics, which both opened at the end of the fourth quarter of the fiscal year ending June 30, 2006; (ii) the August 1, 2006 acquisition of PDS Imaging, a mobile imaging business; and (iii) sales of our STATPATCHTM Holter Monitor, which commenced during October 2006. The Company believes that revenues will increase significantly for the remainder of the fiscal year, for the following reasons: (a) the walk-in clinics continue to mature; (b) on October 1, 2006, we initiated new billing and collection policies for PDS Imaging, which have increased collections; and (c) sales of the Company’s STATPATCHTM Holter Monitor began during the second quarter of fiscal 2007. The

Company believes that the foregoing will result in significantly increased revenue recognition going forward, and should significantly decrease the Company’s burn rate.

Net Cash used in operations was $1,767,660 for the six months ended December 31, 2006, as compared to $1,693,879 used in operations for the six months ended December 31, 2005. The Company has taken steps to control selling, general and administrative expenses, and expects these charges to decrease going forward.

Net cash used in investing activities was $813,838 for the six months ended December 31, 2006, as compared to $214,421 used in investing activities for the six months ended December 31, 2005, primarily due to the PDS Imaging acquisition on August 1, 2006.

Our plan of operation for the twelve-month period following the date of this Quarterly Report on Form 10-QSB is to continue marketing activities with respect to our STATPATCH™ Wireless Holter Monitor, to continue product development activities with respect to our STATPATCH™ Wireless Event Monitor, STATPATCH™ Sleep Apnea Device, and STATPATCH™ Elderly Wireless Monitor, and to continue our plans to own and operate our mobile imaging business.

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

Critical Accounting Policies and Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 2, Significant Accounting Policies, contained in the explanatory notes to our unaudited financial statements for the quarter ended December 31, 2006 contained in this Quarterly Report on Form 10-QSB. On an on-going basis, we evaluate our estimates, including those related to deferred tax assets, valuation allowance, and fair value of equity instruments issued to consultants for services. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable. Management has also discussed our critical accounting policies and estimates with our audit committee, and the members of the audit committee have reviewed the disclosures set forth below.

See Note 2 of our financial statements found at Item 1 above for a description of our critical accounting policies, which include the following:

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

Revenue Recognition. The Company currently derives its revenue from two primary sources: (i) its walk-in clinics; and (ii) its mobile imaging business. The Company also received revenues from its STATPATCH business during the quarter ended December 31, 2006. The Company recognizes revenues from these services when the services have been performed, net of anticipated discounts taken by third party payors, such as insurance carriers, Medicare and Medicaid. STATPATCH revenues will be received in two ways: 1) medical providers will receive STATPATCH systems from the Company and the Company will bill third party payors for the generation of reports (the patches and PDA will remain the property of Telzuit), and 2) Telzuit will also sell patches directly to medical providers. As part of this sales program the provider may use a Telzuit owned PDA to gather data. Telzuit will generate reports to be used by the provider. Revenues generated will be recognized net of contractual adjustments as the reports are generated.

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

The Company accounts for its goodwill and other intangible assets under Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which requires, among other things, that companies test goodwill for impairment at least annually. Amortizable intangible assets are amortized over their useful lives ( one year for client list), or, in the case of patents, over the lesser of the patent’s economic or legal life (17 years in the United States). The carrying value of these intangible assets is periodically reviewed by management to determine if facts and circumstances warrant adjustments to the carrying value and estimates of useful lives.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and SFAS No. 3” (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and a change required by an accounting pronouncement when the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application of changes as if the new accounting principle had always been used. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The Company believes that the adoption of this standard will not have a significant impact on its financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – An Amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133. It also allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring for fiscal years beginning after September 15, 2006. The Company has not yet assessed the impact of this SFAS on its financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet assessed the impact of FIN 48 on its financial position, results of operations or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statements, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immediate errors would not require previously filed reports to be amended. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The Company does not expect the impact of SAB 108 on its consolidated financial position and results of operations to be material.

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

Disclosure Controls and Procedures

The Company’s management, with the participation of Warren Stowell, its Chief Executive Officer, and Jerry Balter, its Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this quarterly report on Form 10-QSB. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that, as of the end of such period, the Company’s disclosure controls and procedures were deficient, but improving in recording, processing, summarizing and reporting information required to be disclosed by the Company in the reports it files or submits under the Exchange Act within the time periods specified in the Commission’s rules and forms.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2006, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

Todd Lavelle and Michael Evertsen v. Telzuit Medical Technologies, Inc.

On December 22, 2006, Todd Lavelle (“Lavelle”) and Michael Evertsen (“Evertsen”), the former shareholders of “PDS Imaging,” filed a Complaint and Demand for Jury Trial (the “Lavelle/Evertsen Complaint”) in the United States District Court for the Middle District of Florida, Orlando Division, titled Todd Lavelle and Michael Evertsen v. Telzuit Medical Technologies, Inc.

Prior to August 1, 2006, Lavelle and Evertsen were the sole shareholders of Cedars Diagnostic Labs, Inc., a Florida corporation (“Cedars”), and Atlantic Ultrasound, Inc., a Delaware corporation (“Atlantic”), two entities operating under the fictitious name “PDS Imaging,” a mobile ultrasound and cardiac imaging business conducting mobile and other outsourced services to physicians and health care entities. Pursuant to the terms of an Agreement for Purchase and Sale of shares dated August 1, 2006, Telzuit acquired all of the shares of outstanding stock of Cedars and Atlantic from Lavelle and Evertsen (the “Ownership Interests”). The Lavelle/Evertsen Complaint alleges that Telzuit breached its obligations under the Purchase Agreement by failing to (i) assume or terminate certain equipment leases; and (ii) issue shares of the Company’s common stock valued as of the August 1, 2006 closing date at $100,000 to Lavelle and Evertsen as payment of the stock component of the purchase price for Ownership Interests. The Lavelle/Evertsen Complaint seeks damages in an amount to be determined at trial.

Telzuit filed a Response and Motion to Dismiss on January 29, 2007. The management of the Company believes that Lavelle and Evertsen misrepresented the liabilities of the acquired companies, Cedars and Atlantic, and is seeking repayment of such amounts. Furthermore, the Company believes that the Complaint should be dismissed against Telzuit because Telzuit is not a proper party to the litigation. Telzuit intends to vigorously defend itself against this Complaint.

Except as set forth above, there have been no new legal proceedings, and no material developments to legal proceedings, during the quarter ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

No.	Exhibit
3.1	Articles of Incorporation of Telzuit Medical Technologies, Inc., formerly known as Taylor Madison Corp., previously filed as Exhibit 3.01 to the Form 10-KSB for the year ended June 30, 2005, filed with the SEC on October 31, 2005 and incorporated herein by reference.

3.2	Articles of Amendment to Articles of Incorporation of Telzuit Medical Technologies, Inc., formerly known as Taylor Madison Corp., Certificate of Designations, Preferences and Rights of the Series B Preferred Stock, previously filed as Exhibit 99.1 to the Form 8-K filed with the SEC on May 12, 2005 and incorporated herein by reference.

3.3	Articles of Amendment to Articles of Incorporation of Telzuit Medical Technologies, Inc., formerly known as Taylor Madison Corp., Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock, previously filed as Exhibit 10.3 to the Form 8-K filed with the SEC on June 24, 2005, and incorporated herein by reference.

3.4	Articles of Amendment to Articles of Incorporation of Telzuit Medical Technologies, Inc., formerly known as Taylor Madison Corp., previously filed as Exhibit 3.4 to the Form 10-QSB filed with the SEC on May 22, 2006, and incorporated herein by reference.

3.5	Bylaws of Telzuit Medical Technologies, Inc., formerly known as Taylor Madison Corp., previously filed as Exhibit 3.04 to the Form 10-KSB for the year ended June 30, 2005, filed with the SEC on October 31, 2005 and incorporated herein by reference.

**31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 12, 2007.

**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 12, 2007.

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 12, 2007.

**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 12, 2007.

**	Filed electronically herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Telzuit Medical Technologies, Inc.
(Registrant)

/s/ Warren D. Stowell
Warren D. Stowell
Chief Executive Officer
February 12, 2007