Form 10QSB
period 2007-03-31
Telzuit Medical Technologies, Inc.
filed 2007-05-15
CIK 1093837

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Issuer’s telephone number, including area code: (407) 354-1222

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The issuer had 38,204,418 shares of Common Stock, par value $.001 per share, outstanding as of May 9, 2007

Transitional Small Business Issuer Format (check one):    Yes  ☐    No  ☒

i

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

Telzuit Medical Technologies, Inc.

Contents

Financial Statements:

Telzuit Medical Technologies, Inc. & Subsidiaries

Consolidated Balance Sheets

	March 31, 2007	June 30, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	203,478	$3,643,722
Short Term Investments, restricted	170,000	—
Accounts Receivable	117,515	1,763
Prepaid expenses	4,175	20,099
Inventory	50,001	—
Other current assets	124,920	58,963

Total current assets	670,089	3,724,547
Property and equipment (net of accumulated depreciation and amortization of $420,389 and $34,667)	825,819	823,244
Intangible assets,
Patents and Trademark (net of accumulated amortization of $0 and $0)	79,032	68,158
Client List (net of accumulated amortization of $120,000 and $0)	60,000	—
Total Intangible Assets	139,032	68,158
Goodwill	469,118	—
Other assets:
Licensed software	333,426	333,426
Debt Issuance Costs (net of accumulated amortization of $73,427 and of $67,066)	2,340,940	2,347,301

Total other assets	2,674,366	2,680,727
TOTAL ASSETS	$4,778,424	$7,296,676

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$94,991	79,447
Accrued expenses	414,238	165,243
Dividends payable	72,311	156,126
Bank Loan, Current Portion	14,887	—
Capital Lease Obligations, Current Portion	78,322	—

Total current liabilities	674,749	400,816
Long Term Liabilities
10% Convertible Debentures	5,779,620	5,779,620
Less Discount on Debentures	(5,609,258)	(5,619,076)
Net Debentures	170,362	160,544
Bank Loan, Less Current Portion	66,062	—
Capital Lease Obligations, Less Current
Portion	29,310	—
Total Long Term Liabilities	265,734	160,544

Total liabilities	940,483	561,360

Series “A” convertible preferred stock, $0.001 par value; 7,700,000 shares authorized; 3,224,821 and 3,301,174 shares outstanding	12,366,886	12,367,108
Stockholders’ deficit:
Common stock, $0.001 par value; 100,000,000 shares authorized; 38,103,105 and 33,831,004 shares issued and outstanding	38,105	33,832
Stock payable	644,407	527,334
Additional paid in capital	19,260,222	18,419,270
Accumulated deficit	(28,471,679)	(24,612,228)

Total stockholders’ deficit	(8,528,945)	(5,631,792)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,778,424	$7,296,676

See notes to consolidated financial statements

Telzuit Medical Technologies, Inc. & Subsidiaries

Consolidated Statements of Operations

(unaudited)

	For the three months ended March 31, 2007	For the three months ended March 31, 2006	For the nine months ended March 31, 2007	For the nine months ended March 31, 2006
Revenues	$184,807	$—	$613,242	$—

Cost of Revenues	271,599		674.427	—

Gross Margin	(86,792)	—	(61,185)	—
Research and development expenses	64,331	158,961	125,304	336,240

Selling, general and administrative expenses	679,348	1,350,818	2,424,962	7,594,677

Loss before other Income (Expense)	(830,471)	(1,509,779)	(2,611,451)	(7,930,917)

Interest Income	3,938	3,391	32,235	26,465

Interest Expense	(157,314)	—	(583,408)	(915,861)

Loss from continuing operations	(983,847)	(1,506,388)	(3,162,624)	$(8,820,313)

Loss from discontinued operations	(263,361)	—	(458,658)	—

Net Loss	$(1,247,208)	$(1,506,388)	$(3,621,282)	$(8,820,313)

Preferred Stock Dividends	(76,931)	(1,068,837)	(238,169)	(5,255,877)

Net Loss attributable to Common Shares	$(1,324,139)	$(2,575,225)	$(3,859,451)	$(14,076,190)

Basic and Diluted Net Loss per common share	$(0.04)	$(0.08)	$(0.11)	$(0.57)
Basic and diluted net loss from continuing operations per common share	$(0.03)	$(0.08)	$(0.10)	$(0.57)
Basic and diluted net loss from discontinued operations per common share	$(0.01)	$—	$(0.01)	$—

Weighted average shares outstanding-basic and diluted	37,072,215	30,871,256	35,322,745	24,556,794

See notes to consolidated financial statements

Telzuit Medical Technologies, Inc. & Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended March 31, 2007	For the nine months ended March 31, 2006
Net Loss	(3,621,282)	(8,820,313)
Net loss from discontinued operations	(458,658)	—
Net loss from continuing operations	(3,162,624)	(8,821,313)

Operating Activities
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	306,762	22,245
Amortization of debt discount	9,818	915,861
Amortization of debt issuance costs	6,361	367,340
Non-cash compensation expense	271,250	3,408,260
Amortization of stock issuance costs	—	1,616,264
(Increase) Decrease in assets:
Accounts Receivable	61,756
Inventory	(50,001)	(62,626)
Other current assets	—	8,298
Other assets	(50,033)	(54,333)

Increase (Decrease) in liabilities:
Accounts Payable	(31,341)	199,191
Accrued expenses	394.305	83,857

Net cash used in continuing operations	(2,243,747)	(2,315,956)

Net cash used in discontinued operations	(288,619)	—

Net cash used in operating activities	(2,532,366)	(2,315,956)

Investing Activities
Cash paid for acquisition, net of cash acquired	(633,501)	—
Purchase of short term investments	(170,000)
Increase in intangible assets	(10,873)	(199,775)
Purchase of property and equipment	(88,355)	(231,653)

Net cash used in continuing operations	(902,729)	(431,428)
Net cash used in discontinued operations	—	—
Net cash used in investing activities	(902,729)	(431,428)

Financing Activities
Proceeds from issuance of common stock	—	463,008
Repayment of loans	(5,149)	—

Net cash (used in) provided by financing activities	(5,149)	463,008

Net Increase (Decrease) in Cash and Cash Equivalents	(3,440,244)	(2,284,356)

Cash and Cash Equivalents at Beginning of Period	3,643,722	2,351,794

Cash and Cash Equivalents at End of Period	203,478	67,418

Non-cash Investing and Financing Activities:
Prepaid Expenses incurred with issuance of stock	—	527,584
May 2005 convertible debentures and interest converted into Series A Preferred Stock	—	1,076,366
Accrued expenses related to licensed software	—	25,000
Costs incurred with issuance of stock	—	71,267
Accrued dividends on Series A Preferred Stock	237,629	—
Series A Preferred Stock dividends paid through issuance of Common Stock	321,984	—
Conversion of Series A Preferred Stock to Common Stock	221

Interest expense paid in common stock	251,770
Stock payable incurred for acquisition	102,439

See notes to consolidated financial statements

1. FINANCIAL STATEMENTS

The unaudited consolidated financial statements have been prepared by Telzuit Medical Technologies, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended March 31 2007 and 2006; (b) the financial position at March 31, 2007; and (c) cash flows for the nine month periods ended March 31, 2007 and 2006, have been made.

Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended June 30, 2006. The results of operations and the cash flows for the three and nine month periods ended March 31, 2007 are not necessarily indicative of those to be expected for the entire year.

Commencing with our fiscal quarter ended September 30, 2006, our financial statements are no longer being presented as a “development stage company” under the provisions of SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises.” We determined that we are no longer a development stage company under SFAS No. 7 because we devote significant efforts to the operations of our primary operating businesses: our mobile imaging business and our now terminated outpatient clinic business. For the nine month period ended March 31, 2007, our revenues from such operations were $ 613,242.

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

Revenue Recognition— The Company has historically derived its revenue from the following two primary sources: (i) its now closed walk-in clinics; and (ii) its mobile imaging business. The Company recognizes revenue from these sources when services have been performed, net of anticipated discounts taken by third party payors, such as insurance carriers, Medicare and Medicaid. The Company also began deriving revenue from its STATPATCH business during the quarter ended December 31, 2006. The Company recognizes revenue from its STATPATCH business in the following two ways: (i) medical providers are provided with STATPATCH patches and receiving devices by the Company, without charge, and the Company bills third party payors upon issuing a holter monitor report; and (ii) the Company provides STATPATCH patches and receiving devices to third party distributors, without charge, who will provide the product to medical providers. When the Company receives information from the patch and sends a holter report to the medical provider, the distributor or medical provider will directly bill third party payors for this service. The Company will bill the distributor on a regular basis based on the number of reports the Company has issued during the period. The Company will only bill and recognize revenue from its STATPATCH business when a holter monitor report is generated and sent to a medical provider. Revenues will be recognized net of contractual adjustments as the reports are generated. The STATPATCH patches and receiving devices will remain the property of the Company.

Fair Value of Financial Instruments—The carrying values of cash and short-term receivables and payables approximate their fair values due to their short maturities. At March 31, 2007 the fair value of the convertible debentures was carried at $170,362 and their face value was $5,779,620. At June 30, 2006, the fair value of the convertible debentures was carried at $160,544 and their face value was $5,779,620. These differences are attributed to the debt discount associated with the Black-Scholes value of warrants and the intrinsic value of the beneficial conversion feature embedded in the debentures.

Cash and Cash Equivalents—Cash equivalents are comprised of certain highly liquid investments with maturity of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Short Term Investments, Restricted—Short term investments, restricted is comprised of a certificate of deposit in the Company’s name, which matures on January 1, 2008. This certificate of deposit is being utilized as collateral, for a period of twelve months, for an equipment lease which the Company entered into in January 2007. Upon the maturity of the certificate of deposit, the monies from the certificate of deposit will be unrestricted.

Accounts Receivable—Accounts receivable are comprised of amounts billed primarily to third party payors, such as insurance carriers, Medicare, and Medicaid. Additionally, the Company bills physician’s practices to whom we provide mobile imaging services. The Company maintains an allowance based upon the experience of its management in prior arrangements from these types of payors. Management anticipates adjusting this allowance as it develops more experience with these third party payors.

Property and Equipment— The Company records property and equipment at historical cost and expenses maintenance and repairs as incurred. It is the policy of the Company to capitalize items greater than or equal to $1,000 and to provide depreciation based on the estimated useful life of individual assets, calculated using the straight line method. For income tax purposes, the Company uses accelerated depreciation methods.

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

Impairment of long-lived Assets—In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates the carrying value of long-lived assets when circumstances indicate the carrying value of those assets may not be fully recoverable. The Company evaluates recoverability of long-lived assets held for use by comparing the net carrying value of an asset group to the estimated undiscounted cash flows (excluding interest) during the remaining life of the asset group. If such an evaluation indicates that the future undiscounted cash flows of certain long-lived asset groups are not sufficient to recover the carrying value of such asset groups, the assets are then adjusted to their fair values. The Company recorded an impairment of property and equipment in the third quarter of fiscal 2007 as discussed more fully in Note 10.

Disposal Costs—The Company has recorded accruals in connection with the closing of its walk in clinics. As of March 31, 2007, these accruals included estimates pertaining to the abandonment of leased facilities. Actual costs may differ from these estimates or the Company’s estimates may change. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” costs associated with restructuring activities are recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Given the complexity and timing of these activities, the accrual process involves periodic reassessments of estimates made by management including evaluating assessments of contract cancellation charges and real estate market conditions for sub-lease rents. Although the Company believes that these estimates accurately reflect the costs of its activities, actual results may differ, thereby requiring the Company to record additional provisions or reverse a portion of such provisions. As of March 31, 2007, there are no further costs that require estimates and any future disposal costs will be recorded as incurred in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

Debt Issuance Costs—In connection with the May 2006 convertible debenture financing, the Company incurred debt issuance costs in the form of commissions and warrants which were paid to broker/dealers and their affiliates. The Company captures these costs and treats them as capital costs which are amortized over the life of the debentures using the effective interest method of amortization.

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

The convertible preferred stock and warrants outstanding during all periods were excluded from the shares used to calculate diluted earnings per share, as their inclusion would be anti-dilutive. The amount of Series A Convertible Preferred Stock, convertible debentures, and warrants excluded from the computation for the nine months ended March 31, 2007 were 8,799,489, 0, and 16,513,200, respectively. The amount of Series A Convertible Preferred Stock, convertible debentures, and warrants excluded from the computation for the nine months ended March 31, 2006 were 8,356,950, 0; and 11,875,84, respectively.

Stock-Based Compensation— During the current fiscal year, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) requires the measurement and recognition of compensation expenses for all share-based payment awards made to employees and directors including employee stock options and restricted stock based on estimated fair values. SFAS No. 123(R) supersedes the Company’s previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. The only options or warrants granted during the nine months ended March 31, 2007 were those related to the hiring of the CFO (see Note 5).

The Company adopted SFAS No. 123(R) using the modified prospective method. Under the modified prospective method, compensation costs are recognized beginning with the effective date based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. In accordance with the modified prospective transition method, the Company’s financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as stock-based compensation expenses over the requisite service period in the Company’s financial statements. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB Opinion No. 25 as allowed under SFAS No. 123. Under the intrinsic value method, no stock-based compensation expenses have been recognized in the Company’s statement of operations for stock options because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the three and nine months ended March 31, 2007, no reduction has been made for estimated forfeitures on awards that may not vest because the effect on stock-based compensation expense is not material. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, the Company accounted for stock option forfeitures as they occurred. The cumulative adjustment to reduce costs that were actually recognized to reflect estimated forfeitures is not material.

Stock payable—Stock payable consists of stock committed but not yet issued to service providers, stockholders or others.

Series A Convertible Preferred Stock—On June 22, 2005, the board of directors designated 7,700,000 of preferred shares as Series “A” Convertible Preferred stock (“Series A Preferred Stock”). The holders of Series A Preferred Stock have the right to vote on an as-converted basis, with the common shareholders on all matters submitted to a vote. Each share of Series A Preferred Stock was originally convertible into common stock at a price of sixty cents ($.60) per share of common stock, subject to adjustment. In connection with the May 2006 convertible debenture financing (Note 6), the conversion price was reduced to thirty-five cents ($0.35) per share. In addition, the holders of Series A Preferred Stock are entitled to receive a dividend equal to ten percent (10%) of the stated value of the Series A Preferred Stock, payable semi-annually. In the event of liquidation, dissolution or winding up of the Company, either voluntarily or involuntary, Series A Preferred holders are entitled to receive an amount equal to the Stated Value of the Preferred stock ($1.00) plus any accrued but unpaid dividends. Series A Preferred shares rank senior to the Company’s common stock and any other securities the Company may issue.

New Accounting Pronouncements

On September 13, 2006 the SEC issued Staff Accounting Bulletin 108. The interpretations in this Staff Accounting Bulletin express the staff’s views regarding the process of quantifying financial statement misstatements. The staff is aware of diversity in practice. For example, certain registrants do not consider the effects of prior year errors on current year financial statements, thereby allowing improper assets or liabilities to remain unadjusted. While these errors may not be material if considered only in relation to the balance sheet, correcting the errors could be material to the current year income statement.

In September 2006 the FASB issued SFAS 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice.

This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and SFAS No. 3 (SFAS No. 154”), SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and a change required by an accounting pronouncement when the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application of changes as if the new accounting principle had always been used. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The Company believes that the adoption of this standard will not have a significant impact on its financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – An Amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”), SFAS No. 155 provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133. It also allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring for fiscal years beginning after September 15, 2006. The Company has not yet assessed the impact of this SFAS on its financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet assessed the impact of FIN 48 on its financial position, results of operations or cash flows.

3. ACQUISITIONS

On August 1, 2006, the Company entered into an Agreement for Purchase and Sale of Shares (the “Purchase Agreement”), and acquired, pursuant to the Purchase Agreement, 100% of the outstanding capital stock of Cedars Diagnostic Labs, Inc., a Florida Corporation, (“Cedars”) and Atlantic Ultrasound, Inc., a Delaware Corporation

(“Atlantic”). Cedars and Atlantic were related entities under common control operating under the fictitious name “PDS Imaging”. PDS Imaging is a Florida based mobile ultrasound and cardiac imaging business. As an independent diagnostic testing facility, PDS Imaging offers echocardiograms, ultrasounds and other out-sourced diagnostic services to physicians and healthcare facilities in central Florida.

At the closing, the Company paid $644,255 in cash and issued 88,853 shares of its common stock, as payment in full, for Cedars and Atlantic. Additionally, the Company entered into three month consulting agreements with the principals of PDS Imaging, paying an additional $12,000 in cash and issuing an additional 277,000 shares of the Company’s common stock. The total purchase price, including the value of the consulting contract, was recorded at $773,000, including the cash and stock consideration.

The acquisition was accounted for using the purchase method. Accordingly, the excess of the purchase price over the estimated fair values of the assets acquired and the liabilities assumed has been allocated to goodwill and amortizable assets in accordance with SFAS 141.

The Company consummated this transaction, which resulted in a significant amount of goodwill for a number of reasons, including: PDS Imaging’s business model which complements the Company’s business focus of providing mobile medical services; PDS Imaging adds a Medicare-approved and private insurance credentialed Independent Diagnostic Testing Facility (“IDTF”), which will enable the Company to receive reimbursement from third party payors for its STATPATCHTM System; and the growth opportunities in the markets in which PDS Imaging operates. The Company believes the asset value of the IDTF is minimal since the Company could have applied for and been granted an IDTF for minimal cost, such excess has been attributed to Goodwill. The predominant portion of the consideration paid for PDS Imaging was based on the expected financial performance of PDS Imaging after the transaction. The tax deductibility of the acquired goodwill is to be determined.

The preliminary purchase price allocation, which is subject to adjustment, is as follows:

Cash	$23,000
Accounts Receivable	179,000
Fixed Assets	66,000
Intangible Assets – Client List	180,000
Goodwill	469,000
Accounts Payable	(37,000)
Other Liabilities	(107,000)

Total Purchase Price	$773,000

The Company’s results include operations of PDS Imaging since August 1, 2006. The following unaudited pro forma consolidated operations of the Company for the nine months ended March 31, 2007 assume that the acquisition had occurred as of July 1, 2006. This financial information is provided for informational purposes only and should not be construed to be indicative of the Company’s consolidated results of operations had the acquisitions of PDS Imaging been consummated on the dates assumed and does not project the Company’s results of operations for any future period:

	For nine months ended 3/31/07	For nine months ended 3/31/06
Revenues	$613,242	$762,660
Net (loss) income	(3,625,740)	(8,887,696)
Preferred Dividends	(238,169)	(4,883,993)
(Loss) income attributable to common shareholders	$(3,863,909)	$(13,771,689)

(Loss) income per share – basic	$(0.11)	$(0.55)
(Loss) income per share – diluted	$(0.11)	$(0.55)

Weighted average number of common shares – basic	35,688,598	24,922,647
Weighted average number of common shares – diluted	35,688,598	24,922,647

4. EQUITY TRANSACTIONS

At a meeting of the Board of Directors on May 9, 2006, the Board of Directors authorized the issuance of a Common Stock Purchase Warrant to each of six members of the Board of Directors, each warrant exercisable for 1,000,000 shares of the Company’s common stock at an exercise price of $.50 per share (the “Director Warrants”), subject to the adoption of a comprehensive equity compensation plan, to be presented for approval by Telzuit’s shareholders (the “Comprehensive Equity Compensation Plan”). As of September 26, 2006, the shareholders and the Board of Directors had not adopted a Comprehensive Equity Compensation Plan. As a result effective on or about September 26, 2006, the Board of Directors rescinded the grant of the Director Warrants, and the Director Warrants were cancelled.

For the three months ending March 31, 2007:

•	The Company paid out 1,638,462 shares of its common stock to satisfy dividend payments accrued related to the Series A Convertible Preferred Stock.

•	The Company issued 421,420 shares of its common stock upon conversion of 147,500 shares of Series A Convertible Preferred Stock.

•	The Company issued 200,000 share of its common stock to an individual who had resolved a stock liability of the Company.

For the nine months ending March 31, 2007:

•	The Company paid out 2,102,919 shares of its common stock to satisfy dividend payments accrued related to the Series A Convertible Preferred Stock.

•	The Company issued 639,571 shares of its common stock upon conversion of 147,500 shares of Series A Convertible Preferred Stock.

•	The Company paid out 1,329,611 shares of its common stock to satisfy interest expenses accrued related to the May 2006 debentures.

•	The Company issued 200,000 share of its common stock to an individual who had resolved a stock liability of the Company.

See Footnote 5 below for a discussion regarding the issuance of Warrants to Jerry Balter, the Company’s Chief Financial Officer.

The Company records compensation expense measured at fair value for all stock-based award transactions under the provisions of SFAS 123R “Accounting for Stock Based Compensation” (SFAS No. 123R). When warrants or options are issued, the fair value of the warrants is determined on the date of grant using the Black-Scholes option pricing model, and the fair value is recognized over the vesting period. During the nine months ended March 31, 2007 and 2006, the Company recognized $271,250 and $0 for warrants and options vesting during the period.

	Nine months ended March 31, 2007		Nine months ended March 31, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	2,300,000	$0.50	—	$—
Granted	1,000,000	$0.50	—	$—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—

Outstanding at end of period	3,300,000	$0.50	—	$—
Exercisable at end of period	1,050,000	$0.50	—	$—

Outstanding
Weighted average remaining contractual term		7.2		—

Aggregate Intrinsic Value		$—		$—

Weight average grant date fair value		$0.32

Exercisable
Weighted average remaining contractual term		6.6		—

Aggregate Intrinsic Value		$—		$—

A summary of the Company’s unvested options and warrants is presented below:

	Nine months ended March 31, 2007		Nine months ended March 31, 2006
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested at beginning of period	1,500,000	$0.35	—	$—

Granted	1,000,000	$0.32	—	$—
Vested	(250,000)	$0.32	—	—
Exercised	—	—	—	—
Expired	—	—	—	—

Outstanding at end of period	2,250,000	$0.34	—	$—

As of March 31, 2007, there was $573,750 of total unrecognized compensation cost related to non-vested warrants granted to the Company’s employees. The cost is expected to be recognized ratably over the next 2.25 years.

5. COMMITMENTS & CONTINGENCIES

Employment Agreement

The Company entered into an employment agreement with Jerry Balter, the Company’s Chief Financial Officer, dated July 13, 2006. The Employment Agreement for the CFO provides for the issuance by the Company of warrants to purchase 1,000,000 shares of common stock for ten years at an exercise price of $.50 per share (referred to in this paragraph as the “Warrant Shares”). Twenty-five percent of the Warrant Shares vested on the effective date of the Employment Agreement, and on each anniversary of the effective date of the Employment Agreement, an additional twenty-five percent of the Warrant Shares will vest. The CFO’s employment agreement expires in July 2009.

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

In January 2007, the Company leased a new ultrasound equipment for its PDS imaging business. The equipment is subject to a five-year lease with US Bank. Monthly payments, beginning in February 2007 and ending January 2012 are approximately $6,000. These leases are secured by a one-year $170,000 certificate of deposit. The certificate of deposit may be reduced or released back to the Company after one year of payment history.

6. MAY 2006 CONVERTIBLE DEBENTURE FINANCING

On May 26, 2006 we issued (a) $4,941,985 of 10% Senior Secured Convertible Debentures convertible into shares of the Company’s common stock at $ 0.35 per share; (b) Class C Common Stock Purchase Warrants exercisable at $0.45 per share into a total of 10,589,969 shares of the Company’s common stock; and (c) Class D Common Stock Purchase Warrants exercisable at $1.25 per share into a total of 3,529,989 shares of the Company’s common stock. The total consideration for these securities was $4,941,985. Net cash proceeds to the Company after brokerage commissions and other costs of the offering were approximately $4,400,000. In connection with our May 26, 2006 Debenture Offering, one holder of Series A Convertible Preferred Stock exercised a “Most Favored Nations” contract right in the Investor Rights Agreement dated June 22, 2005. As a result, 805,410 shares of Series A Preferred Stock were exchanged for (a) 10% Senior Secured Convertible Debenture having a principal balance equal to $837,635; (b) Class C Common Stock Purchase Warrants exercisable at $0.45 per share into a total of 1,794,933 shares of the Company’s common stock; and (c) Class D Common Stock Purchase Warrants exercisable at $1.25 per share into a total of 598,310 shares of the Company’s common stock. The principal balance on the Debentures is due on May 26, 2009, unless earlier converted. Interest on such principal amount (or any balance outstanding from time to time) accrues at the rate of 10% per annum, payable semi-annually. The interest is payable, at the Company’s discretion, in (i) cash or (ii) shares of the Company’s registered common stock at a 10% discount to the public trading price. Repayment of the Debentures is guaranteed by our subsidiaries, Immediate Quality Care Clinics, Inc. and Telzuit Technologies, Inc. The Debentures are also secured by a blanket lien on the assets of the Company and our subsidiaries.

The Company had agreed to file, within 30 days after the closing, a registration statement (the “Registration Statement”) covering the common stock underlying the Debentures and the warrants, as well as certain other securities, after which time the Company would incur certain penalties for failure to timely file the Registration Statement within the prescribed 30-day period (the “Filing Date Penalties”). The Company filed the Registration Statement within 30 days of the closing, and, as a result, did not incur any Filing Date Penalties. The Company also undertook to have the Registration Statement declared effective by the 90th day after its filing. If unsuccessful in having the Registration statement declared effective by that time, the Company was required to pay the Investors 1% of the face value of the Debentures for each additional thirty-day delinquency, up to a maximum of 9% of the face value of the Debentures (the “Effective Date Penalties”). As of March 31, 2007, the Company had accrued and paid Effective Date Penalties of $115,580 and interest on the Effective Date Penalties of $731. The Registration Statement was declared effective on November 13, 2006. As a result, the Company will not incur any additional Effective Date Penalties.

The conversion price of the Debentures and the exercise price of the Class C and Class D warrants are subject to adjustment for certain future dilutive issuances of securities and for the failure of the Company to achieve certain operating milestones, as defined. The Company achieved seven of the eight defined milestones within the time frames committed in the debenture agreement. Therefore, the Company will not be subject to any adjustments to the conversion price of the Debentures with respect to such milestones. The Debentures are subject to certain events of default. Upon the occurrence of any such event, the outstanding principal, plus any accrued but unpaid interest and liquidated damages will become, at the investors’ election, immediately due and payable in cash at the mandatory default amount, as defined.

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

In addition, in the FSI Complaint, Focused Strategies, Inc. requests declaratory relief seeking (a) a determination as to the current ownership of Telzuit Technologies, LLC, (b) a determination as to the controlling ownership group of Telzuit Technologies, LLC, and (c) a determination as to the validity of the Share Exchange Agreement, dated May 6, 2005, between Telzuit Technologies, LLC, Telzuit Medical, et. al., providing for the transfer of all of the issued and outstanding capital stock of Telzuit Technologies, Inc. to the Company in exchange for capital stock of the Company.

The management of the Company believes that Focused Strategies, Inc.’s claims are not substantiated by the facts, and are without merit, and intends to defend the Company’s position vigorously. In the Answer and Counter-Claim, Telzuit Technologies, Inc. and Telzuit Technologies, LLC assert a number of defenses in response to the allegations made in the FSI Complaint, including fraud, breach of contract, and self-dealing. In addition, in the Answer and Counter-Claim, Telzuit Technologies, Inc. and Telzuit Technologies, LLC have filed counter-claims against the claimant based on fraud and breach of contract and cross-claims against MKCS, Inc. based on fraud and breach of implied contract. In connection with each of these claims, Telzuit Technologies, Inc. and Telzuit Technologies, LLC seek damages in excess of $15,000. The parties mediated their respective claims on March 3, 2006, but were unsuccessful in reaching an agreement to resolve the lawsuit. The parties also mediated their respective claims on April 11, 2007, but were unsuccessful in reaching an agreement to resolve the lawsuit.

Todd Lavelle and Michael Evertsen v. Telzuit Medical Technologies, Inc.

On December 22, 2006, Todd Lavelle and Michael Evertsen, the former shareholders of “PDS Imaging” filed a Complaint and Demand for Jury Trial in the United States District Court Middle District of Florida, Orlando Division, titled Todd Lavelle and Michael Evertsen v. Telzuit Medical Technologies, Inc. The Complaint alleged that the Company had breached its agreements with Todd Lavelle and Michael Evertsen. The Complaint sought damages of $100,000 in stock, the assumption of certain equipment leases and payment of legal fees. The Company had previously recorded the stock and lease assumptions on its financial statements. The Company filed a response and Motion to Dismiss on January 29, 2007. On March 28, 2007 the case was dismissed, without prejudice, by the United States District Court Middle District of Florida, Orlando Division. Lavelle and Evertsen are expected to file a new complaint, but have not yet done so. The parties have attempted to mediate the claims, but have not yet reached an agreement to resolve the issues. The management of the Company believes that Lavelle and Evertsen misrepresented the liabilities of the acquired companies and have sought repayment for such amounts. Should Lavelle and Evertsen file a new complaint, the Company intends to vigorously defend itself.

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

9. RESTATEMENT OF DECEMBER 31, 2005 STATEMENT OF OPERATIONS

During the fourth quarter of the year ended June 30, 2006, the Company recorded a $4,883,993 preferred stock dividend related to the value of the Class B warrants issued to the holders of the Series A Convertible Preferred Stock as a penalty for failure to file and achieve effectiveness of a registration statement by certain dates. If the Company had recorded the value of the Class B warrants at the actual dates that the penalties were incurred, net loss applicable to common shares would have increased by $1,464,230, and net loss per common share would have increased by $0.12, for the quarter ended December 31, 2005. The effect of this adjustment has been reflected in this report. If this restatement was not made, the net loss applicable to common shares would have been $5,106,177, and net loss per common share would have been $0.41 for the quarter ended December 31, 2005.

For the Three Months Ended March 31, 2006

If the Company had recorded the value of the Class B warrants at the actual dates that the penalties were incurred, net loss applicable to common shares would have increased by $696,953, and net loss per common share would have increased by $0.02. The effect of this adjustment has been reflected in this report. If this restatement was not made, the net loss applicable to common shares would have been $1,878,273, and net loss per common share would have been $0.06 per share.

For the Nine Months Ended March 31, 2006

If the Company had recorded the value of the Class B warrants at the actual dates that the penalties were incurred, net loss applicable to common shares would have increased by $4,883,993, and net loss per common share would have increased by $0.20. The effect of this adjustment has been reflected in this report. If this restatement was not made, the net loss applicable to common shares would have been $9,192,197, and net loss per common share would have been $0.37 per share.

10. CLOSURE OF WALK-IN CLINICS

On March 30, 2007, the Company closed its two walk-in clinics. The Company has the following leases on the two properties that remain in effect:

•

One lease, Technological Plaza West, Ltd is for 2,485 square feet located at 3403 Technological Avenue; Suite 16; Orlando, FL 32817. The lease commenced on March 1, 2006 and expires on February 28, 2011. The remaining payments on this lease after March 31, 2007 are $169,781. The Company is currently negotiating an assignment of this lease to an unaffiliated third party, which would require the Company to remain liable for all payments due under the lease that are not paid by the assignee. The Company had deposited $20,511 as a security deposit when it entered into this lease, which is expected to be assigned to the assignee of the lease in the proposed transaction. There can be no assurance that the Company will be successful in assigning or sub-leasing this lease.

•

The second lease, Metrowest Village Shopping Center is for 1,518 square feet located at 2411 S. Hiawassee Road; Suite 23; Orlando, FL 32835. The lease commenced on December 6, 2005 and expires on December 31, 2010. The remaining payments on this lease after

March 31, 2007 are $185,332. The Company had deposited $33,321 as a security deposit when it entered into this lease.

•	The Company has no other obligations related to the walk-in clinics.

The Company accrued $98,899 related to abandonment of the facilities for the walk-in clinics. This amount was calculated as the present value of the remaining lease rentals, reduced by the estimated market value of sublease rentals. If the Company does not sublease these facilities, the actual loss will exceed this estimate. The Company is accounting for the costs associated with these transactions in accordance with SFAS No. 146, “Accounting for Costs Associated with an Exit or Disposal Activity,” because the above arrangements are planned and controlled by management and materially changed the manner in which the Company’s business will be conducted. In accordance with SFAS No. 146, costs associated with disposal activities should be reported as an increase to the loss from discontinued operations. The above transactions were communicated to the Company’s employees on March 9, 2007. As of March 31, 2007, all 6 employee positions associated with the walk-in clinics had been eliminated. There were no related employee termination costs.

The Company anticipates that in future periods there will not be any additional disposal costs related to the closing of the walk-in clinics.

11. IMPAIRMENT OF PROPERTY AND EQUIPMENT

In light of the closing of the walk-in clinics discussed in Note 10, the Company determined that fixed assets related to the walk-in clinics would be sold or disposed of prior to the end of their useful lives. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Term Assets,” the Company wrote off the remaining book value of these assets in March 2007. This amount of loss on impairment is included in loss from discontinued operations in the accompanying consolidated statement of operations for the nine months ended March 31, 2007.

12. GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses since our inception totaling over $28,000,000 and have experienced and continue to experience negative cash flows from operations. In connection with the financing completed in May 2006, the Company received total gross proceeds of approximately $4.94 million from the issuance of 10% Senior Secured Convertible Debentures. As of the date of this quarterly report on Form 10–QSB, the Company had $200,000 in cash. The Company does not have enough cash to continue operations at historical levels beyond June 30, 2007. Short term, we will have to rely on external sources for funding to support immediate operating requirements. Until such time as we can achieve positive cash flow on a monthly basis, the dependence on external capital will remain. Management believes that the Company will need to raise an additional $1.0 million to continue our business for at least the next twelve (12) months.

Our plan of operation for the twelve–month period following the date of this quarterly report on Form 10–QSB is to continue to develop and market the STATPATCH System and to operate our Mobile Imaging business. We intend to re-initiate sales of the STATPATCH System in May 2007.

The Company will need to raise additional capital in order to fund operations and research and development during the fourth quarter of the fiscal year ending June 30, 2007. As discussed above, we believe that our cash on hand will not be sufficient to cover these anticipated expenditures, and the Company will need to raise additional cash in the future as our current cash and working capital resources are depleted. The Company received a loan from a related party of $123,500 in May 2007, the terms of which have not yet been negotiated. We may seek to raise additional capital through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint–venture or strategic partners, debt financing or short–term loans, or a combination of the foregoing. We also may seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. We currently do not have any arrangements or commitments for, or readily available sources of, additional financing. We cannot give you any assurance that we will be able to secure the additional cash or working capital we will require to continue our operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis provides information which management of Telzuit Medical Technologies, Inc. (“Telzuit Medical” or the “Company”) believes to be relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read together with the Company’s consolidated financial statements and the notes to consolidated financial statements, which are included in this report. This information should also be read in conjunction with the information contained in our annual report on Form 10-KSB for the fiscal year ended June 30, 2006, as amended, including the audited financial statements and notes included therein. Because of the nature of our relatively new and growing Company, the reported results will not necessarily reflect future results of operations or financial condition.

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Forward-looking statements are often identified by words like: “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project”, “may”, “should”, “plans”, “predicts”, “potential”, or “continue” and similar expressions or words, or the negative of these terms, which, by their nature, refer to future events. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Overview

Telzuit Medical is a Florida corporation incorporated on September 26, 2001. We are focused on developing and marketing ambulatory medical devices which monitor, measure, and record physiological signals generated by the body. Our initial product is our “StatPatch Wireless Holter Monitor” (the “STATPATCHTM” or the “STATPATCHTM Holter Monitor”), a 12-lead, wireless holter heart monitor which measures, records, and transmits physiological signals associated with a patient’s cardiovascular system. The STATPATCHTM system is FDA approved through a 510-K submission. In addition to the STATPATCHTM system, during the three months ended March 31, 2007, the Company provided services to patients through the Company’s operation of two medical clinics located in the Orlando, Florida area and the operation of a mobile imaging business that provides services in central and southern Florida. Telzuit Medical acquired this mobile imaging business on August 1, 2006. The walk-in medical clinics were closed on March 30, 2007

The Company has primarily derived its revenue from two primary sources: (i) its walk-in clinics; and (ii) its mobile imaging business. The walk-in clinics were closed on March 30, 2007. The Company also received revenues from its STATPATCH business during the quarter ended December 31, 2006, but did not receive any revenues from its STATPATCH business during the quarter ended March 31, 2007. The Company recognizes revenues from these services when the services have been performed, net of anticipated discounts taken by third party payors, such as insurance carriers, Medicare and Medicaid. STATPATCH revenues will be recognized in the following two ways: (i) medical providers are provided with STATPATCH patches and receiving devices by the Company, without charge, and the Company bills third party payors upon issuing a holter monitor report; and (ii) the Company provides STATPATCH patches and receiving devices to third party distributors, without charge, who will provide the product to medical providers. When the Company receives information from the patch and sends a holter report to the medical provider, the distributor or medical provider will directly bill third party payors for this service. The Company will bill the distributor on a regular basis based on the number of reports the Company has issued during the period. The Company will only bill and recognize revenue from its STATPATCH business when a holter monitor report is generated and sent to a medical provider. Revenues will be recognized net of contractual adjustments as the reports are generated. The STATPATCH patches and receiving devices will remain the property of the Company. Also, as part of this sales program the medical provider may use a Telzuit Medical owned PDA to gather data.

Prior to 2005, the Company was known as “Taylor Madison Corp.”, and focused its operations on the development and wholesale distribution of fragrances and skincare products. In early 2005, the Company discontinued all operations and became a shell company, exploring the viability of acquiring an operating company. On May 6, 2005, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”), pursuant to which it acquired all of the issued and outstanding capital stock of Telzuit Technologies, Inc. from Telzuit Technologies, LLC in exchange for 2,207,723 shares of Series B Preferred Stock, which automatically converted, upon completion of our 1-for-31 reverse stock split, into 26,492,676 shares of our common stock on August 22, 2005. As a result of the closing of the transactions contemplated by the Share Exchange Agreement, the owners of Telzuit Technologies, LLC acquired approximately 70% of our voting capital stock. The share exchange was accounted for as a reverse acquisition in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” Due to the reverse acquisition, the Company’s date of inception is April 1, 2000, the date Telzuit Technologies, Inc., the Company’s predecessor, was incorporated.

By acquiring all of the issued and outstanding capital stock of Telzuit Technologies, Inc., we acquired certain know-how, trade secrets, and other proprietary intellectual property rights relating to the development of ambulatory medical devices, including the STATPATCHTM Holter Monitor (collectively referred to herein as the “STATPATCHTM Technologies”). On August 18, 2005, we changed our name from “Taylor Madison Corp.” to “Telzuit Medical Technologies, Inc.,” which is more synonymous with our current operations. We currently have negative cash flows from operations. However, we (i) opened two walk-in clinics during the fourth quarter of the fiscal year ended June 30, 2006, which were subsequently closed on March 30, 2007; (ii) acquired PDS Imaging, a mobile imaging business, on August 1, 2006; and (iii) sold our STATPATCHTM Holter Monitor systems in October 2006. As a result, the Company has begun to generate revenues from operations.

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

In operation, the STATPATCHTM is used in conjunction with the STATPATCHTM system, which includes a cellular telephone device (commonly referred to as a “PDA”) capable of recording the data transmitted from our STATPATCHTM. We acquire the PDAs from third party manufacturers, modify these devices physically and equip them with software to permit the transmission of heart activity received from the STATPATCHTM.

We have designed a communication system as an intranet through which data collected by the STATPATCHTM is transmitted through any form of cellular technology. Information transmitted by each STATPATCHTM is routed through cellular towers to a switching station maintained at our corporate offices in Orlando, Florida. We have licensed computer software that monitors the heart activity of patients wearing our STATPATCHTM Holter Monitor. This software, which has been developed by Philips Medical (“Philips”) and other medical service providers, can detect irregular heart activity.

Patients using the STATPATCHTM are able to move around freely while data is collected and sent in near-real time to our monitoring center. At the conclusion of the recording period, the patient returns the PDA to the physician. The patient’s information, having been sent via cell phone to our monitoring center, is then analyzed by the Philips’ algorithm. After the prescribing period, the physician is able to access the patient information via secure web portal and download raw data and a report. The physician then interprets all of the information available to him or her to make a diagnosis. The STATPATCHTM system is entirely diagnostic and is not intended to be a life-saving device. We commenced sales of our STATPATCHTM Holtor Monitor in October 2006, but have not had any sales of the STATPATCHTM system since November, 2006, as we continue to refine the product. We expect to recommence sales in May 2007.

Medical Clinics

During the fiscal year ended June 30, 2006, the Company opened two “walk-in” medical clinics in the Orlando, Florida area that provided primary medical care service to patients. The clinics were staffed by nurse practitioners, supported by other medical personnel and supervised by our medical director, who is a licensed physician. The “walk-in” clinics were owned and operated by Immediate Quality Care Clinics, Inc., a Florida corporation and wholly-owned operating subsidiary of Telzuit Medical Technologies, Inc. We began to generate minimal revenues from this outpatient clinic business during the fiscal year ended June 30, 2006. The clinics were closed on March 30, 2007, because management concluded that the clinics were unlikely to achieve profits in a reasonable time frame. We are currently in discussions to sub-lease the space previously occupied by the clinics, but do not yet have any arrangements or commitments to sub-lease the space.

Mobile Imaging Business

The Company also owns and operates six mobile imaging units that provide ultrasound imaging to clinics and medical practices that contract for our services. We acquired the mobile imaging units on August 1, 2006 by acquiring 100% of the issued and outstanding capital stock of Cedars Diagnostic Labs, Inc., a Florida corporation (“Cedars”) and Atlantic Ultrasound, Inc., a Delaware corporation (“Atlantic”), related entities under common control and operating under the fictitious name “PDS Imaging,” a Florida-based mobile ultrasound and cardiac imaging business. We paid $644,255 cash and issued 88,853 shares of common stock to acquire PDS Imaging. In addition, the Company entered into three-month consulting agreements, effective August 1, 2006 through October 31, 2006, with the principals of PDS Imaging. As consideration for the consulting services, the Company paid additional cash of $12,000 and issued an additional 277,000 shares of the Company’s common stock to the principals. The Company’s acquisition of PDS Imaging adds a Medicare-approved and private insurance credentialed Independent Diagnostic Testing Facility (“IDTF”) to our business. The IDTF will enable the Company to receive reimbursement from third party payors for its STATPATCHTM System. PDS Imaging generated revenues of approximately $1.1 million in for the year ended June 30, 2006 and approximately $600,000 for the nine months ended March 31, 2007. In connection with the acquisition of the mobile imaging business, we acquired five new vehicles for a total price of $86,058 and leased new ultrasound equipment for sixty (60) months with a monthly payment of approximately $6,000.

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

Results of Operations

The following discussion and analysis sets forth managements view of the major factors that affected the Company’s results of operations and financial condition reflected in the unaudited consolidated financial statements for the three-month period ended March 31, 2007 and the nine-month period ended March 31, 2007. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements contained herein and notes attached thereto. This information should also be read in conjunction with the information contained in our annual report on Form 10-KSB for the fiscal year ended June 30, 2006, as amended, including the audited financial statements and notes included therein.

Comparison of Historical Results: Three Months Ended March 31, 2007 and Three Months Ended March 31, 2006

Revenues. Revenues for the three months ended March 31, 2007 were $184,807, as compared to $0 for the three months ended March 31, 2006. The increase in revenues was primarily due to the August 1, 2006 acquisition of PDS Imaging, a mobile imaging business, which provided the majority of the revenues for the Company during the three months ended March 31, 2007.

Cost of Revenues. Cost of revenues for the three months ended March 31, 2007 were $271,599, as compared to $0 for the three months ended March 31, 2006. Cost of revenues for PDS Imaging included salaries of the personnel involved in providing services, costs of the medical equipment utilized in the business, automobile expenses, and the costs of medical professionals who provide interpretations of the ultrasound images. In the future, cost of revenues are expected to also encompass the direct operating expenses of the STATPATCHTM, including the cost of materials, costs for communications equipment and other equipment, if we successfully roll out this product.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consisted of payroll and related expenses for executive, accounting and administrative personnel, professional fees and other general corporate expenses. Selling, general and administrative expenses for the three months ended March 31, 2007 were $679,348 as compared to selling, general and administrative expenses of $1,350,818 for the three months ended March 31, 2006. A significant amount of the decrease was related to a reduction in marketing and investor relations expenses as well as material reductions in administrative expenses. The Company is continuing to focus on reducing SG&A expenses and will concentrate its spending on completing development of the STATPATCHTM system and introducing the product to the market.

Research and Development Expenses. Research and development expenditures for the three months ended March 31, 2007 were $64,331 as compared to research and development expenditures of $ 158,961 for the three months ended March 31, 2006. The Company’s current efforts are focused on bringing the STATPATCHTM System to general market release. R&D going forward will be focused on expanding the wireless monitoring product line, as well as making enhancements to the STATPATCHTM System.

Interest Expense. Interest expense was $157,314 for the three months ended March 31, 2007 as compared to $0 for the three months ended March 31, 2006. Interest expense for the three months ended March 31, 2007 reflects the interest expense associated with the 10% convertible debentures issued in May 2006, the amortization of the related debt discount utilizing the effective interest method and the interest on debt relating to the purchase of PDS Imaging. It is the Company’s current intention to satisfy its interest obligations utilizing common stock, where possible.

Loss from Discontinued Operations. Loss on discontinued operations was $263,361 for the three months ended March 31, 2007 as compared to $0 for the three months ended March 31, 2006. The Company closed its medical walk in clinics on March 31, 2007. These clinics were not in operation during the 2006 period.

Net Loss Attributable to Common Shares. The net loss attributable to common shares for the three months ended March 31, 2007 was $1,324,139, as compared to a net loss of $2,575,225 for the three months ended March 31,

2006. The decrease in net loss for the three months ended March 31, 2007 is primarily due to the reduction in operating expenses and the elimination of penalties related to the Company’s preferred stock which resulted in $696,953 of preferred dividends in the quarter ended March 31, 2006. Reductions to operating expenses include significantly lower investor relations and public relations expenses, and other professional fees. The Company has undertaken controls that will result in continued reductions to professional fees, investor relations expense and public relations expenses.

Comparison of Historical Results: Nine Months Ended March 31, 2007 and Nine Months Ended March 31, 2006

Revenues. Revenues for the nine months ended March 31, 2007 were $613,242 as compared to $0 for the nine months ended March 31, 2006. The increase in revenues was primarily due to (i) the August 1, 2006 acquisition of PDS Imaging, a mobile imaging business, which provided the majority of the revenues for the Company during the nine months ended March 31, 2007; and (ii) initial sales from the STATPATCHTM Holter Monitor, which were suspended in November 2006, as we continue to refine the product. Sales of the STATPATCHTM Holter Monitor are expected to begin again in May 2007.

Cost of Revenues. Cost of revenues for the nine months ended March 31, 2007 were $674,427, as compared to $0 for the nine months ended March 31, 2006. Cost of revenues for PDS Imaging included salaries of the personnel involved in providing services, costs of the medical equipment utilized in the business, automobile expenses, and the costs of medical professionals who provide interpretations of the ultrasound images. In the future, cost of revenues are expected to also encompass the direct operating expenses of the STATPATCHTM , including the cost of materials, costs for communications equipment and other equipment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consisted of payroll and related expenses for executive, accounting and administrative personnel, professional fees and other general corporate expenses. Selling, general and administrative expenses for the nine months ended March 31, 2007 were $2,424,962, as compared to selling, general and administrative expenses of $7,594,677 for the nine months ended March 31, 2006. A significant amount of the decrease was due to the reduction of non-cash stock compensation to directors, officers and consultants from $3,408,260 for the nine months ended March 31, 2006, to $271,500 for the nine months ended March 31, 2007. The Company has taken steps to control its selling, general and administrative expenses, and expects these charges to be significantly lower during the current fiscal year, as compared to the fiscal year ended June 30, 2006.

Research and Development Expenses. Research and development expenditures for the nine months ended March 31, 2007 were $125,304 as compared to research and development expenditures of $336,240 for the nine months ended March 31, 2006. Currently, our efforts are focused on improving the STATPATCHTM Holter Monitor. Management expects that R&D going forward will be focused on expanding the wireless monitoring product line, as well as making enhancements to the STATPATCHTM System.

Interest Expense. Interest expense decreased from $915,861 for the nine months ended March 31, 2006 to $583,408 for the nine months ended March 31, 2007. The 2006 expense resulted from the conversion of our May 2005 convertible debentures into preferred stock in July 2005. These convertible debentures had been issued with warrants which were treated as a debt discount. When this debt was converted, the remaining discount of $915,861 was amortized as interest expense. The fiscal year 2007 interest expense reflects the interest expense associated with the 10% convertible debentures issued in May 2006, amortization of the related debt discount utilizing the effective interest method and penalty interest related to the timing of the effectiveness of the Company’s Registration Statement on Form SB-2 filed with the U.S. Securities and Exchange Commission. It is the Company’s current intention to satisfy its interest obligations utilizing common stock, where possible.

Loss from Discontinued Operations. Loss on discontinued operations was $458,658 for the nine months ended March 31, 2007 as compared to $0 for the nine months ended March 31, 2006. The Company closed its medical walk in clinics on March 31, 2007. These clinics were not in operation during the 2006 period.

Net Loss Attributable to Common Shares. The net loss attributable to common shares for the nines months ended March 31, 2007 was $3,859,451 as compared to a net loss of $14,076,190 for the nine months ended March 31, 2006. The decrease in net loss for the nine months ended March 31, 2007 is primarily due to the reduction in operating expenses. This decreases resulted primarily from significantly lower interest expense, stock compensation to current and former employees, investor relations and public relations expenses, and other professional fees. In addition, net loss attributable to Common Shares for the nine months ended March 31, 2006 includes $4,883,993 of preferred stock dividends related to a penalty incurred by the Company for failure to file and achieve effectiveness of a registration statement by certain dates. The Company has undertaken controls that will result in continued reductions to stock compensation, other professional fees, investor relations expense and public relations expenses. We also expect significant reductions in legal and accounting costs.

Liquidity and Capital Resources

Our principal capital and liquidity needs historically have related to research and development for our ambulatory medical products, including the STATPATCHTM Holter Monitor. We have funded our operations to date primarily from private placement offerings of equity and debt. As of March 31, 2007, our principal source of liquidity consisted of $203,478 in cash and cash equivalents and cash from operations.

In May 2006, the Company issued 10% Senior Secured Convertible Debentures (the “Debenture Financing”) and received gross proceeds of $4,941,985. In addition to the cash received in the Debenture Financing, the Company has begun to generate revenues from: (i) the August 1, 2006 acquisition of PDS Imaging, a mobile imaging business; and (ii) initial sales of our STATPATCHTM Holter Monitor, which commenced in October, 2006, but ceased in November 2006, as we continue to refine the product.

Net Cash used in operations was $2,532,366 for the nine months ended March 31, 2007, as compared to $2,315,956 used in operations for the nine months ended March 31, 2006. The Company has taken steps to control selling, general and administrative expenses, and expects these charges to decrease going forward.

Net cash used in investing activities was $732,729 for the nine months ended March 31, 2007, as compared to $431,428 used in investing activities for the nine months ended March 31, 2006, primarily due to the PDS Imaging acquisition on August 1, 2006.

The Company does not have enough cash to continue operations at historical levels beyond June 30, 2007. As of the date of this quarterly report on Form 10-QSB, the Company had $200,000 in cash. Short term, we will have to rely on external sources for funding to support immediate operating requirements. Until such time as we can achieve positive cash flow on a monthly basis, the dependence on external capital will remain. Management believes that the Company will need to raise an additional $1.0 million to continue our business for at least the next twelve (12) months.

Our plan of operation for the twelve-month period following the date of this Quarterly Report on Form 10-QSB is to continue development and marketing activities with respect to our STATPATCHTM Wireless Holter Monitor and to continue to operate and our mobile imaging business. We expect to re-initiate sales of the STATPATCH System in May 2007. In May 2007 we received a loan from a related party of $123,500.

The Company will need to raise additional capital in order to fund operations and research and development during the fourth quarter of the fiscal year ending June 30, 2007. We believe that our cash on hand will not be sufficient to cover anticipated expenditures, and the Company will need to raise additional cash in the future as our current cash and working capital resources are depleted. The Company received a loan from a related party of $123,500 in May 2007, the terms of which have not yet been negotiated. We may seek to raise additional capital through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We also may seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. The Company is currently in discussions to raise such capital. We currently do not have any arrangements or commitments for, or readily available sources of, additional financing. We cannot give you any assurance that we will be able to secure the additional cash or working capital we will require to continue our operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

We cannot give you assurance that we will be able to secure the additional cash or working capital we may require to continue our operations. The Company’s ability to continue as a going concern depends on its ability to timely complete development of the STATPATCHTM Wireless Holter Monitor, generate revenues from the sale of the STATPATCHTM Wireless Holter Monitor, as well as its ability to raise sufficient capital to fund operations and research and development. There can be no assurance the Company’s efforts will be sufficient to meet the Company’s expected cash needs. Failure to timely complete development of the STATPATCHTM Wireless Holter

Monitor, generate revenues from the sale of the STATPATCHTM Wireless Holter Monitor, or raise sufficient capital to fund the Company’s operations will have a material adverse effect on our financial condition, results or operations, liquidity and capital resources.

We currently have plans to sell the old equipment from the mobile imaging business. We do not currently anticipate any significant changes in the number of employees. We do not own any real property.

Contractual Obligations and Purchase Obligations

See Note 5 of our financial statements above for a description of our material contractual commitments. The Company does not currently have any material purchase obligations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 2, Significant Accounting Policies, contained in the explanatory notes to our unaudited financial statements for the quarter ended March 31, 2007 contained in this Quarterly Report on Form 10-QSB. On an on-going basis, we evaluate our estimates, including those related to deferred tax assets, valuation allowance, and fair value of equity instruments issued to consultants for services. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable. Management has also discussed our critical accounting policies and estimates with our audit committee, and the members of the audit committee have reviewed the disclosures set forth below.

Our critical accounting policies include:

Stock-Based Compensation. Our Company has elected to record compensation expense measured at fair market value for all stock-based award transactions under the provisions of SFAS 123R “Accounting for Stock Based Compensation” (“SFAS No. 123R”). In instances where shares were issued as compensation, the Company uses the average of the high and low price for the day, on the measurement date, to value the shares. In cases where warrants were issued, the fair value of the warrants is determined on the date of grant using the Black-Scholes option pricing model, which requires the input of a number of assumptions, including expected dividend yields, expected stock price volatility, risk-free interest rates, and an expected life of the options. Although the assumptions used reflect management’s best estimate, they involve inherent uncertainties based on market conditions generally outside the control of our Company. If future market conditions are different than the assumptions used, stock-based compensation expense could be significantly different.

Revenue Recognition. The Company derives its revenue from services provided by its mobile imaging business. The Company anticipates also deriving revenue from sales of the holtor monitor reports related to the STATPATCHTM Holter Monitor. The Company recognizes revenues from these services when the services have been performed, net of anticipated discounts taken by third party payors, such as insurance carriers, Medicare and Medicaid.

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

Impairment of long-lived Assets—In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates the carrying value of long-lived assets when circumstances indicate the carrying value of those assets may not be fully recoverable. The Company evaluates recoverability of long-lived assets held for use by comparing the net carrying value of an asset group to the estimated undiscounted cash flows (excluding interest) during the remaining life of the asset group. If such an evaluation indicates that the future undiscounted cash flows of certain long-lived asset groups are not sufficient to recover the carrying value of such asset groups, the assets are then adjusted to their fair values. The Company recorded an impairment of property and equipment in the third quarter of fiscal 2007 as discussed more fully in Note 10.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and SFAS No. 3 (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting pronouncement when the pronouncement does not include specific transaction provisions. SFAS No. 154 requires retrospective application of changes as if the new accounting principle had always been used. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The Company believes that the adoption of this standard will not have a significant impact on its financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—An Amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”). SFAS No. 155 provided entities with relief from having to separately determine the fair market value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133. It also allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring for fiscal years beginning after September 15, 2006. The Company has not yet assessed the impact of SFAS on its financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provided guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet assessed the impact of FIN 48 on its financial position, results of operations or cash flows.

Risk Factors

There have been no material changes from risk factors previously disclosed in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006. Readers should review and carefully consider the risk factors contained in the Form 10-KSB, as amended and filed with the U.S. Securities and Exchange Commission on November 6, 2006.

As of June 30, 2006, we had a material weakness in our internal control over financial reporting, as discussed under Item 3 below. As of that date, we did not maintain effective controls over completeness and accuracy relating to the accounting and disclosure for Series A Convertible Preferred Stock issuances and complex and non-standard stockholders’ equity transactions. In addition, our management has determined that we have “material weaknesses” in our internal control over recording, processing, summarizing and reporting information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) within the time periods specified by the Securities and Exchange Commission’s (“SEC’s) rules and forms.

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

Disclosure Controls and Procedures

The Company’s management, with the participation of Warren Stowell, its Chief Executive Officer, and Jerry Balter, its Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this quarterly report on Form 10-QSB. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as of March 31, 2007 to properly record, process, summarize and report information required to be disclosed by the Company in the reports it files or submits under the Exchange Act within the time periods specified by the SEC’s rules and forms. However, our disclosure controls and procedures now include performing additional levels of review and enhanced controls and procedures. Accordingly, our Chief Executive Officer and our Chief Financial Officer have concluded that our current disclosure controls and procedures are more effective as of the filing date of this report to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Historically, the Company has not had a formal system of controls and procedures due to the fact that the Company was small in size and had no operations. Currently, management, with the oversight of the Chief Executive Officer and Chief Financial Officer, is devoting considerable effort to develop and implement an enhanced system of disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

The design of any system of control is based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all future events, no matter how remote, or that the degree of compliance with the policies or procedures may not deteriorate. Because of its inherent limitations, disclosure controls and procedures may not prevent or detect all misstatements. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition, in the FSI Complaint, Focused Strategies, Inc. requests declaratory relief seeking (a) a determination as to the current ownership of Telzuit Technologies, LLC, (b) a determination as to the controlling ownership group of Telzuit Technologies, LLC, and (c) a determination as to the validity of the Share Exchange Agreement, dated May 6, 2005, between Telzuit Technologies, LLC, Telzuit Medical, et. al., providing for the transfer of all of the issued and outstanding capital stock of Telzuit Technologies, Inc. to the Company in exchange for capital stock of the Company.

The management of the Company believes that Focused Strategies, Inc.’s claims are not substantiated by the facts, and are without merit, and intends to defend the Company’s position vigorously. In the Answer and Counter-Claim, Telzuit Technologies, Inc. and Telzuit Technologies, LLC assert a number of defenses in response to the allegations made in the FSI Complaint, including fraud, breach of contract, and self-dealing. In addition, in the Answer and Counter-Claim, Telzuit Technologies, Inc. and Telzuit Technologies, LLC have filed counter-claims against the claimant based on fraud and breach of contract and cross-claims against MKCS, Inc. based on fraud and breach of implied contract. In connection with each of these claims, Telzuit Technologies, Inc. and Telzuit Technologies, LLC seek damages in excess of $15,000. The parties mediated their respective claims on March 3, 2006, but were unsuccessful in reaching an agreement to resolve the lawsuit. The parties also mediated their respective claims on April 11, 2007, but were unsuccessful in reaching an agreement to resolve the lawsuit.

Todd Lavelle and Michael Evertsen v. Telzuit Medical Technologies, Inc.

On December 22, 2006, Todd Lavelle and Michael Evertsen, the former shareholders of “PDS Imaging” filed a Complaint and Demand for Jury Trial in the United States District Court Middle District of Florida, Orlando Division, titled Todd Lavelle and Michael Evertsen v. Telzuit Medical Technologies, Inc. The Complaint alleged that the Company had breached its agreements with Todd Lavelle and Michael Evertsen. The Complaint sought damages of $100,000 in stock, the assumption of certain equipment leases and payment of legal fees. The Company had previously recorded the stock and lease assumptions on its financial statements. The Company filed a response and Motion to Dismiss on January 29, 2007. On March 28, 2007 the case was dismissed, without prejudice, by the United States District Court Middle District of Florida, Orlando Division. Lavelle and Evertsen are expected to file a new complaint, but have not yet done so. The parties have attempted to mediate the claims, but have not yet reached an agreement to resolve the issues. The management of the Company believes that Lavelle and Evertsen misrepresented the liabilities of the acquired companies and have sought repayment for such amounts. Should Lavelle and Evertsen file a new complaint, the Company intends to vigorously defend itself.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ending March 31, 2007, the Company issued 200,000 share of its common stock to an individual who had resolved a stock liability of the Company. The issuance of the securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	Our Annual Meeting of Shareholders was held on February 27, 2007.

(b)	The name of each director elected at the meeting is set forth in subsection (c) below. Each of the following directors term of office as a director continued after the meeting: Michael J. Vosch, James P. Tolan, Christopher Phillips and Richard J. Bischoff. Mr. Tolan resigned as a director on April 10, 2007.

(c)	At the Annual Meeting, the shareholders took the following actions:

(i)	Elected the following Class III Directors:

	For	Withheld
Warren D. Stowell	37,912,538	6,854,289
Jon C. Stemples	37,514.768	7,252,059
Kenneth F. Adams	37,567,744	7,199,083

(ii) Approved a proposal to amend the Company’s Articles of Incorporation to increase the number of shares of capital stock authorized for issuance.

For	33,502,526
Against	11,168,605
Abstain	95,557

(iii) Approved the Telzuit Medical Technologies, Inc. 2007 Long Term Incentive Plan.

For	25,081,417
Against	11,170,749
Abstain	80,489
Broker Non-Votes	8,806,204

Item 5.	Other Information

None.

Item 6.	Exhibits

No.	Exhibit
** 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May, 14, 2007

** 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 14, 2007

** 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 14, 2007

** 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 14, 2007.

**	Filed electronically herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Telzuit Medical Technologies, Inc.
(Registrant)

By:	/s/ Warren D. Stowell
Warren D. Stowell
Chief Executive Officer
(Principal Executive Officer)
May 14, 2007

By:	/s/ Jerry Balter
Jerry Balter
Chief Financial Officer
(Principal Financial and Accounting Officer)
May 14, 2007