Form 10KSB
period 2007-06-30
Telzuit Medical Technologies, Inc.
filed 2007-10-02
CIK 1093837

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

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

Common Stock, $.001 Par Value, 125,000,000 shares authorized

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act  ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Registrant’s revenues for the year ended June 30, 2007: $843,296

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of September 27, 2007 was approximately $2,400,000 based upon the closing sales price of the Registrant’s common stock of $0.05 on September 27, 2007 (see Footnote (1) below).

As of September 27, 2007, 49,271,351 shares of the Registrant’s common stock, par value $.001, were outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

(1)

Calculation based upon 47,639,012 of Registrant’s Common Stock being held by non-affiliates. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate and any such admission is hereby disclaimed. The information provided is included solely for recordkeeping purposes of the Securities and Exchange Commission.

TELZUIT MEDICAL TECHNOLOGIES, INC.

AND SUBSIDIARIES

PART I.

FORWARD LOOKING STATEMENTS:

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

our ability to continue as a going concern in light of our recurring losses and net capital deficiency;

•

the success of our research and development activities, the development of a viable commercial production model, and the speed with which regulatory authorizations and product launches may be achieved;

•	whether or not a market for our products develops and, if a market develops, the pace at which it develops;

•	our ability to successfully sell our products if a market develops;

•	our ability to attract the qualified personnel to implement our development strategy;

•	our ability to develop sales, marketing and distribution capabilities;

•	our ability to obtain reimbursement from third party payers for the products that we sell;

•	the accuracy of our estimates and projections;

•	our ability to fund our short-term and long-term capital needs;

•	changes in our business plan and corporate strategies; and

•	other risks and uncertainties discussed in greater detail in the section of this Report captioned “Risk Factors”.

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

Business Development

Telzuit Medical Technologies, Inc. (the “Company” or “Telzuit Medical” or “we”) is a Florida corporation incorporated on September 26, 2001. Prior to 2005, the Company, previously known as “Taylor Madison Corp.”, focused its operations on the development and wholesale distribution of fragrances and skincare products. In early 2005, we discontinued all operations and became a shell company, exploring the viability of acquiring an operating company. On May 6, 2005, pursuant to our plan to acquire an operating company, we entered into a Share Exchange Agreement, pursuant to which we acquired all of the issued and outstanding common stock of Telzuit Technologies, Inc. from Telzuit Technologies, LLC in exchange for 2,207,723 shares of our Series B Preferred Stock, which automatically converted, upon completion of the Company’s 1-for-31 reverse stock split, into 26,492,676 shares of common stock on August 22, 2005. The share exchange was accounted for as a reverse acquisition in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” Due to the reverse acquisition, the Company’s date of inception is deemed to be April 1, 2000, the date Telzuit Technologies, Inc., the predecessor Company, was incorporated. By acquiring all of the issued and outstanding capital stock of Telzuit Technologies, Inc., we acquired certain know-how, trade secrets and other proprietary intellectual property rights relating to the development of ambulatory medical devices, including the STATPATCHTM Wireless Holter Heart Monitor. On August 18, 2005, we changed our name from “Taylor Madison Corp.” to “Telzuit Medical Technologies, Inc.”, which is more synonymous with our current operations.

Business of the Issuer

Overview

We are focused on developing and marketing ambulatory medical devices that monitor, measure, and record physiological signals generated by the body. Our initial product is our STATPATCHTM Wireless Holter Monitor (the “STATPATCHTM” or the “STATPATCHTM Holter Monitor”), a full 12-lead, wireless holter heart monitor, which measures, records and transmits physiological signals associated with a patient’s cardiovascular system. The STATPATCHTM system is a fully mobile, wireless biometric cardiac data collection system, which is FDA approved through a 510-K submission. Our STATPATCHTM System combines state-of-the-art technology to transmit, receive and store a patient’s biometric cardiac data.

In addition to developing and marketing ambulatory medical devices, we provide additional services to patients through a mobile imaging business providing services in central and southern Florida. We acquired our mobile imaging business on August 1, 2006.

Financial Position

We have incurred losses since our inception and have experienced and continue to experience negative cash flows from operations. In addition, we had a working capital deficiency of $577,487 as of June 30, 2007. The company does not have enough cash to continue operations beyond October 31, 2007. We will have to rely on external sources for funding to support immediate operating requirements. Until such time as we can achieve positive cash flow on a monthly basis, the dependence on external capital will remain. Management believes that the Company will need to raise at least an additional $1.5 million to continue our business for the next twelve (12) months. We currently do not have any arrangements or commitments for, or readily available sources of, additional financing. We cannot give you any assurance that we will be able to secure the additional cash or working capital we will require to continue our operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

If we are successful in timely raising sufficient capital, our plan of operation for the twelve-month period following the date of this annual report on Form 10-KSB is to continue to develop and market the STATPATCH System and to operate our Mobile Imaging business.

The Company will need to raise additional capital in order to fund operations and research and development. As discussed above, we believe that our cash on hand will not be sufficient to cover these anticipated expenditures, and the Company will need to raise additional cash as our current cash and working capital resources are depleted. The Company received a loan from a related party of $483,000 during fiscal 2007, which was subsequently converted into 1,380,000 shares of the Company’s Common Stock, and received an additional $70,000 in July 2007. We will seek to raise additional capital through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We also may seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. We currently do not have any arrangements or commitments for, or readily available sources of, additional financing. We cannot give you any assurance that we will be able to secure the additional cash or working capital we will require to continue our operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cross, Fernandez & Riley, LLP, our independent registered public accounting firm, issued a Report of Independent Public Accounting Firm related to our Financial Statements in this Form 10-KSB that contains an explanatory paragraph that makes reference to uncertainty about our ability to continue as a going concern. Future reports may continue to contain this explanatory paragraph.

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

The design of the STATPATCHTM provides for a full twelve lead (clinical quality) ECG. ECG testing incorporates electrical sensory lead connectors that are attached to vital areas of a patient’s chest. These sensory leads can detect an array of heart activity and other related information. In addition, the STATPATCHTM System, our wireless monitoring system, can be programmed to transmit information at different time intervals. Our device can be patient activated or automatically activated based on a physician’s prescribed time limits. Because the STATPATCHTM records information on a continuous basis and is also capable of transmitting event information upon its occurrence, we believe that our heart-monitoring device combines the technologies of both event and continuous-type heart monitoring devices.

Description of Current Products

STATPATCHTM Wireless Holter Monitor

In December 2004, we completed the design, fabrication and testing of a pre-production model of our first product for commercialization, our battery-operated, digital, full 12-lead STATPATCHTM Wireless Holter Monitor. Since then, additional significant development has continued on the STATPATCHTM System. The STATPATCHTM System has a substantial amount of highly-technical, state-of-the-art computer hardware, as well as advanced database software. The STATPATCHTM System utilizes Philips Medical’s FDA-approved algorithm, and a cellular telephone-PDA with specially designed software, all of which communicate to transmit, receive and store a patient’s biometric heart data. Delivery of this biometric heart data to the treating physician can be done by phone, fax, e-mail or via our internet web portal. As discussed below, the STATPATCHTM is used as the primary component of a 12-lead ambulatory heart monitor system to acquire, process, amplify and store physiological signal data.

The STATPATCHTM System has begun to generate revenues in the first quarter of fiscal year 2008. These revenues remain minimal as the lack of adequate capital has limited the rollout of the product.

The STATPATCHTM is an ambulatory patient heart monitor and recording system that will allow a patient’s heart to be continuously monitored over a period of 24 to 48 hours while the patient carries out his or her daily activities away from the physician’s office or hospital. The STATPATCHTM is comprised of a disposable bandage-like strip imbedded with lead sensory connectors. A battery attached to the strip activates the lead sensory connectors to transmit heart activity information. The battery life lasts between 24 and 48 hours, at which time the patient must discard the old patch and replace it with a new one. In operation, the STATPATCHTM is used in conjunction with a PDA capable of recording the data transmitted from our STATPATCHTM. We have designed a communication system as an intranet through which data collected by the STATPATCHTM System is transmitted through any form of cellular technology. Information transmitted by each PDA is routed through cellular towers to a switching station maintained at our corporate offices. We have licensed computer software to monitor the heart activity of patients wearing our STATPATCHTM. This software, which has been developed by Philips Medical and other medical service providers, can detect irregular heart activity.

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

Medical Clinics

On March 30, 2007, the Company closed two “walk-in” medical clinics that provided primary medical care service to patients. The clinics were opened during the fiscal year ended June 30, 2006.

Mobile Imaging

We own and operate six mobile imaging units that provide ultrasound imaging to clinics and doctors’ offices who contract for our services. We acquired the mobile imaging units on August 1, 2006 by acquiring one hundred percent of the issued and outstanding capital stock of Cedars Diagnostic Labs, Inc., a Florida corporation (“Cedars”) and Atlantic Ultrasound, Inc., a Delaware corporation (“Atlantic”), related entities under common control and operating under the fictitious name “PDS Imaging,” a Florida-based mobile ultrasound and cardiac imaging business. We paid $644,255 cash and agreed to issue 365,853 shares of our common stock to acquire PDS Imaging, which provides echocardiograms, ultrasound and other outsourced diagnostic services to physicians and health care facilities in south and central Florida.

On December 22, 2006, Todd Lavelle and Michael Evertsen, the former shareholders of “PDS Imaging” filed a Complaint and Demand for Jury Trial in the United States District Court Middle District of Florida, Orlando Division, titled Todd Lavelle and Michael Evertsen v. Telzuit Medical Technologies, Inc. The Complaint alleged that the Company had breached its agreements with Todd Lavelle and Michael Evertsen. The Complaint sought damages of $100,000 in stock, the assumption of certain equipment leases and payment of legal fees. The Company had previously recorded the stock and lease assumptions on its financial statements. The Company filed a response and Motion to Dismiss on January 29, 2007. On March 28, 2007 the case was dismissed, without prejudice, by the United States District Court Middle District of Florida, Orlando Division. Lavelle and Evertsen filed a new complaint on May 15, 2007 The parties are in discussions. There can be no assurance the Company will settle this action.

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

Market Size

Cardiovascular disease is the leading cause of death in the industrialized world. According to the American Heart Association’s “Heart Disease and Stroke Statistics-2007 Update” (available at www.americanheart.org):

•	Approximately 79,400,000 people in the United States suffer from one or more types of cardiovascular disease;

•	Heart disease and stroke, the principal components of cardiovascular disease, claim more lives in the United States each year than the next five leading causes of death combined;

•	In 2003, cardiovascular disease accounted for 36.3% of all deaths, or one of every 2.8 deaths in the United States;

•	Patients who have suffered heart attacks in the United States number 7.9 million, congestive heart failure 5.2 million, and angina 8.9 million; and

•	In 2007, the estimated direct and indirect cost of cardiovascular disease in the United States was $431.8 billion.

The Centers for Disease Control and Prevention (CDC) has stated that, if all forms of major cardiovascular disease were eliminated, life expectancy would rise by almost seven years while, in comparison, if all forms of cancer were eliminated, the gain in life expectancy would be only three years.

Sales and Marketing

We market our products and services directly to physicians and other medical care providers, and also use strategic alliances with independent medical distributors.

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

Research and Development

We currently conduct research and early stage development activities in-house with our technical staff and engineering consultants. We retain title to all improvements or enhancements to our technology developed by or worked on by our engineering consultants under their contracts. The research and development expenses for Telzuit Medical Technologies, Inc. during the fiscal year ending June 30, 2007 was $212,740, and for the year ending June 30, 2006 was $245,852. We have budgeted $250,000 for research and development for the fiscal year ending June 30, 2008.

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

Unless an exemption applies, each medical device we wish to commercially distribute in the U.S. must first receive 510(k) clearance or pre-market approval from the FDA. The STATPATCHtm System has received 501(k) approval. The 510(k) clearance process is the process applicable to our current products. To obtain 510(k) clearance, we must submit a pre-market notification to the FDA demonstrating that the proposed device is substantially equivalent to a previously cleared 510(k) device, a device that was in commercial distribution before May 28, 1976, for which the FDA has not yet called for the submission of pre-market approval applications, or is a device that has been reclassified from class III to either class II or I. The FDA’s 510(k) clearance process usually takes from three to twelve months from the date the application is submitted and filed by the FDA, but it can take significantly longer.

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

Patents and Licenses

United States Patent Applications

Telzuit Medical Technologies, Inc. has filed the following patent applications with the United States Patent and Trademark Office:

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

•

Serial No. 60/27771, captioned WIRELESS APPARATUS FOR MONITORING RESPIRATION, filed on July 20, 2006 which relates to medical monitoring and, more specifically, to a disposable electrode patch and apparatus for wireless monitoring of respiratory function

Stephan Kroecker and Rick Krampe are the inventors named in the patent applications captioned WIRELESS MEDICAL MONITORING APPARATUS AND SYSTEM. The inventors have assigned their rights to Telzuit Technologies, LLC, and their assignments have been recorded with the U.S. Patent and Trademark Office. These rights have subsequently been assigned to Telzuit Technologies, Inc., and the assignments have been recorded with the U.S. Patent and Trademark Office.

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

Provisional patent application serial no. 60/701,016 captioned WIRELESS MONITOR FOR SLEEP APNEA filed on July 20, 2005, and Serial No. 60/720,997 captioned ELDERLY PATIENT WIRELESS MONITORING SYSTEM filed on September 27, 2005, will not be examined by the United States Patent and Trademark Office. The patent for the sleep apnea wireless monitor was converted to a utility patent application on July 19, 2006 and has been assigned Serial No. PCT/US06/27771. An International Preliminary Report on patentability is due November 20, 2007.

Foreign Patents and Patent Applications

We hold the following patents issued in foreign countries for our technology:

•	South African Patent No. 2003/8435 issued November 24, 2004.

•	Singapore Patent No. 200306482-1 issued May 3, 2002.

•	Australia Patent No. 2002308580 issued June 21, 2007

We also hold the following patent applications filed in foreign countries:

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

•

South Korea – Serial No. 10-2003-7014237 captioned WIRELESS MEDICAL MONITORING APPARATUS AND SYSTEM filed on October 24, 2003, which relates to the field of medical monitoring of patients and, more particularly, to a disposable electrode patch and apparatus for wireless monitoring of medical patients.: and,

•

Taiwan – Serial No. 95126504 captioned WIRELESS MEDICAL APPARATUS FOR MONITORING RESPIRATION filed on July 20, 2006, which relates to medical monitoring and, more specifically, to a disposable electrode patch and apparatus for wireless monitoring of respiratory function.

Costs and Effects of Compliance with Environmental Laws

There are no special or unusual environmental laws or regulations that will require us to make material expenditures or that can be expected to materially impact the operation of our business.

Employees

At June 30, 2007 we had eleven (11) full-time employees. None of our employees are represented by a labor union and we consider our relationships with our employees to be good.

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

Risks Relating To Our Business

There is Substantial Doubt about Our Ability to Continue as a Going Concern.

We face significant liquidity pressure and may be unable to maintain adequate liquidity in the near term. At June 30, 2007, our cash was $178,959. We have incurred cumulative net losses after preferred dividends in the amount of $30,509,404 from our inception through June 30, 2007. These losses are not sustainable and are becoming increasingly difficult to fund. Cross, Fernandez & Riley, LLP, our independent registered public accounting firm, issued a Report of Independent Public Accounting Firm related to our Financial Statements in this Form 10-KSB that contains an explanatory paragraph that makes reference to uncertainty about our ability to continue as a going concern. Future reports may continue to contain this explanatory paragraph.

The company does not have enough cash to continue operations beyond October 31, 2007. We will have to rely on external sources for funding to support immediate operating requirements. Until such time as we can achieve positive cash flow on a monthly basis, the dependence on external capital will remain. Management believes that the Company will need to raise at least an additional $1.5 million to continue our business for the next twelve (12) months. We currently do not have any arrangements or commitments for, or readily available sources of, additional financing. We cannot give you any assurance that we will be able to secure the additional cash or working capital we will require to continue our operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

If we are successful in timely raising additional capital, our plan of operation for the twelve-month period following the date of this annual report on Form 10-KSB is to continue to develop and market the STATPATCH System and to operate our Mobile Imaging business.

The Company will need to raise additional capital in order to fund operations and research and development. As discussed above, we believe that our cash on hand will not be sufficient to cover these anticipated expenditures, and the Company will need to raise additional cash as our current cash and working capital resources are depleted. The Company received a loan from a related party of $483,000 during fiscal 2007, which was subsequently converted into 1,380,000 shares of the Company’s Common Stock, and received an additional $70,000 in July 2007. We will seek to raise additional capital through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We also may seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. We currently do not have any arrangements or commitments for, or readily available sources of, additional financing. We cannot give you any assurance that we will be able to secure the additional cash or working capital we will require to continue our operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

We have incurred cumulative net losses after preferred dividends in the amount of $30,509,404 from our inception through June 30, 2007. We project that we will not be cash flow positive based solely on projected sales and service revenues less manufacturing, general and administrative, marketing expenses and other operating costs for an indefinite period of time. We anticipate that we will continue to incur substantial operating losses for the foreseeable future, notwithstanding any anticipated revenues we may receive when our products are initially introduced to markets, due to the significant costs associated with the development and marketing of our products and services.

We may not be able to implement our business strategies, including rollout of the STATPATCHTM system which could cause us to go out of business.

Implementation of our business strategies will depend, in large part, on our ability to (i) attract a significant number of customers; (ii) effectively introduce acceptable products and services to our customers; (iii) obtain adequate financing on favorable terms to fund our business strategies; (iv) maintain appropriate procedures, policies, and systems; (v) hire, train, and retain skilled employees; (vi) continue to operate with increasing competition in the medical industry; (vii) establish, develop and maintain name recognition; and (viii) establish and maintain beneficial relationships with third-party manufacturers and third party payors. To date we have not been successful in rolling out our STATPATCHTM product. The Company’s ability to continue as a going concern depends on its ability to generate revenues from the sale of the STATPATCHTM Wireless Holter Monitor, as well as its ability to raise sufficient capital to fund operations and research and development. There can be no assurance the Company’s efforts to develop and introduce the STATPATCHTM product will be successful. Failure to timely generate revenues from the sale of the STATPATCHTM Wireless Holter Monitor, or raise sufficient capital to fund the Company’s operations will have a material adverse effect on our financial condition, results or operations, liquidity and capital resources. If we are unable to successfully develop, market and sell the STATPATCHTM product, there is substantial doubt about the Company’s ability to continue as a going concern.

If we are unable to raise additional working capital, we will be unable to fully fund our operations and to otherwise execute our business plan, leading to the reduction or suspension of our operations and ultimately our going out of business.

We believe that our currently available working capital will not be sufficient to continue our business beyond October 31, 2007. We must raise additional cash in the near term as our current cash and working capital resources are depleted. We will seek to raise it through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. We currently do not have any binding commitments for, or readily available sources of, additional financing. We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations. If we are unable to raise sufficient capital, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Our limited operating history will make it difficult, if not impossible, to predict future operating results and to assess the likelihood of our business success in considering an investment in our Company. Risks and issues inherent in the establishment of a new business enterprise which we face include, among others, problems with developing our products, problems of entering new markets, marketing new technologies, hiring and training personnel, acquiring reliable facilities and equipment, and implementing operational controls. Our Company also requires significant capital from sources other than operations. Since we are a start-up business, our management and employees will shoulder the burdens of the business operations and a workload associated with company growth and capitalization that is disproportionately greater than that for an established business. We cannot give you any assurance that we will successfully address these risks. Our prospects must be considered speculative, which may limit our ability to encourage further investment in our Company.

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

Our products are highly regulated. We will not be able to introduce our products to market if we cannot obtain the necessary regulatory approvals. If we are unable to obtain regulatory approvals for our products in selected key markets at all or in a timely manner, we will not be able to develop as quickly as expected, and the loss of anticipated revenues will also reduce our ability to fully fund our operations and to otherwise execute our business plan. Our failure to receive the regulatory approvals in the United States would likely cause us to go out of business.

Our products will be medical devices that are subject to extensive regulation in the U.S. and in foreign countries where we plan to do business. Unless an exemption applies, each medical device that we wish to market in the U.S. must first receive either 510(k) clearance or pre-market approval from the U.S. Food and Drug Administration (FDA). Either process can be lengthy and expensive. The FDA’s 510(k) clearance process, also known as “pre-market notification,” is the process applicable to our current products. It usually takes from three to twelve months from the date the application is submitted and filed with the FDA, but may take significantly longer. Although we have obtained 510(k) clearances for our current products, our clearances may be revoked by the FDA if safety or effectiveness problems develop with the devices. The pre-market approval process is a much more costly, lengthy and uncertain process. It generally takes from one to three years from the date the application is submitted and filed with the FDA, and may take even longer. Achieving pre-market approval may take numerous clinical trials and require the filing of numerous amendments over time. The FDA has discretion at any time to request pre-market approval applications from us and all manufacturers of similar devices. If the FDA calls for pre-market approval applications, we will be required to submit and obtain approvals for such devices within a specified period of time determined by the FDA. If we fail to do so, we will not be allowed to continue marketing these products, which could cause our revenues to decline. If we are unable to obtain additional clearances or approvals needed to market existing or new products, or obtain such clearances or approvals in a timely fashion, it could adversely affect our revenues and profitability.

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

The Company May Not Be Able To Adequately Protect Or Enforce Its Intellectual Property Rights. The Company considers its technology and procedures proprietary. If the Company is not able to adequately protect or enforce the proprietary aspects of its technology, competitors could be able to access the Company’s proprietary technology and the Company’s business, financial condition and results of operations could be harmed. The Company currently attempts to protect its technology through a combination of patent, copyright, trademark and trade secret laws, employee and third party nondisclosure agreements and similar means. Despite the Company’s efforts, other parties may attempt to disclose, obtain or use the Company’s technologies. The Company’s competitors may also be able to independently develop products that are substantially equivalent or superior to the Company’s products or design around its patents. In addition, the laws of some foreign countries do not protect the Company’s proprietary rights as fully as do the laws of the United States. As a result, the Company may not be able to protect its proprietary rights adequately in the United States or abroad.

The Company may receive notices that claim it has infringed upon the intellectual property of others. Even if these claims are not valid, they could subject the Company to significant costs. Litigation may be necessary to enforce the Company’s intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation may also be necessary to defend against claims of infringement or invalidity by others. An adverse outcome in litigation or any similar proceedings could subject the Company to significant liabilities to third parties, require the Company to license disputed rights from others or require the Company to cease marketing or using certain products or technologies. The Company may not be able to obtain any licenses on acceptable terms, if at all. The Company also may have to indemnify certain customers or strategic partners if it is determined that it has infringed upon or misappropriated another party’s intellectual property. Any of these results could adversely affect the Company’s business, financial condition and results of operations. In addition, the cost of addressing any intellectual property litigation claim, both in legal fees and expenses, and the diversion of management resources, regardless of whether the claim is valid, could be significant and could seriously harm the Company’s business, financial condition and results of operations.

Unfavorable results of contingent claims of our former Chief Executive Officer and other affiliates may have a material adverse affect on our business, results of operations and financial condition.

In November 2003, we removed Richard Krampe as our chief executive officer due to disagreements over compensation issues. Mr. Krampe is employed by Focused Strategies, Inc. (“FSI”), a Florida Corporation which is owned and controlled by his brother, Mark Krampe. FSI entered into an agreement with us on March 16, 2001 (the “Engagement Agreement”) through which Richard Krampe agreed to provide consulting, marketing and other services. We have paid FSI approximately $85,000 under the agreement and additional amounts of approximately $818,678 are claimed by FSI to be owed which we have disputed. We also cancelled 7,625,000 Class A Units that, in our opinion, had been improperly issued to FSI for no consideration. The court has set a trial date of October 2007. For a more detailed discussion, see “Item 3 - Legal Proceedings” below. We cannot predict the outcome of these claims, nor can we assure you that further litigation relating to these claims will not take place. If the outcome of this litigation is adverse to us, our liquidity, financial condition and operating results could be materially adversely impacted.

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

Some of our executive officers and directors hold large amounts of common shares that they may sell under Rule 144 subject to control stock volume limitations. In addition, we have registered a significant number of shares of our common stock held by certain of our shareholders, executive officers, and directors for resale pursuant to registration statements filed with the U.S. Securities and Exchange Commission (the “SEC”). Registration of such shares increases the overall number of such shares that those officers and directors may sell on the public markets subject to volume restrictions imposed under Form S-8. Some of our executive officers and directors also hold common stock purchase warrants entitling them to acquire large amounts of common shares. We have also registered these shares under a resale prospectus contained in the Registration Statement on Form S-8, which provides those officers and directors with a mechanism to immediately sell such shares on the public markets subject to volume restrictions imposed under Form S-8. The sale of the shares of our common stock which may be acquired upon exercise of warrants and convertible securities may cause the market price of our common stock to decrease. Sales of large amounts of our common stock in the public market could adversely affect the prevailing market price of our common stock. These potential sales could also impair our ability to raise additional capital through the sale of equity securities.

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

As of June 30, 2007, we had a material weakness in our internal control over financial reporting, and we might find other material weaknesses in the future which may adversely affect our ability to provide timely and reliable financial information and satisfy our reporting obligations under federal securities laws.

As of June 30, 2007, we did not maintain effective controls over the completeness and accuracy relating to the accounting and disclosure for acquisition accounting and accruals. In addition, our management has determined that we have “material weaknesses” in our internal control over recording, processing, summarizing and reporting information required to be disclosed by the Company in the reports it files under the Exchange Act within the time periods specified by the commission’s rules and forms.

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

We expect that we will need to hire and/or engage additional personnel and incur incremental costs in order to complete the work required by Section 404. There can be no assurance that we will be able to complete a Section 404 plan on a timely basis. Our liquidity position in fiscal 2008 may also impact our ability to adequately fund our Section 404 efforts.

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

Our principal executive office is currently located at 5422 Carrier Drive, Suite 306, Orlando, Florida 32819. Our premises currently occupy 2,688 square feet. We expanded our offices in November 2006 through the lease of an additional 2,316 square feet of space directly proximate to our current location. We believe the additional space will be sufficient to meet our expected expansion and future operating needs. The premises are utilized for general and administrative purposes and include a monitoring center that is part of the service we offer to users of the STATPATCHTM System.

The lease for the corporate offices expires on November 30, 2009. The base annual rent under the lease during the current term of the lease is $87,500, payable in equal monthly installments, subject to 3% per annum increases. The landlord is also entitled to an additional annual rent payable in monthly installments, representing our proportionate share of the property’s operating expenses, such as property taxes, common area costs, parking lot maintenance, and administrative expenses.

We also lease space for one of our now closed outpatient clinics, the “Metrowest Clinic” We lease 1,518 square feet at 2411 South Hiawassee Road, Suite 23, Orlando, Florida 32835 for the “Metrowest Clinic”. This lease commenced on February 4, 2006 and expires on January 31, 2011. The initial base rent is $45,540 per annum. Annual increases are based on the Consumer Price Index, but will be no less than 4% per annum. We are currently attempting to sublease or assign this lease to a third party, but do not have any arrangements or commitments to do so. The other facility that we leased for our now closed outpatient clinic was Technological Plaza West, Ltd for 2,485 square feet located at 3403 Technological Avenue; Suite 16; Orlando, FL 32817. The lease commenced on March 1, 2006 and expires on February 28, 2011. The Company has assigned the lease to this property to an unaffiliated third party. As part of this assignment the Company transferred a $20,511 security deposit to the assignee. The Company would have to re-assume this lease if the assignee were to default on the lease.

With the acquisition of the mobile imaging business on August 1, 2006, we also acquired ownership or leasehold interests on six (6) vehicles and various medical ultrasound equipment. In December of 2006, we acquired new digital ultrasound equipment that is subject to an operating lease. In November and December 2006, we acquired five (5) new vehicles for the ultrasound business that were purchased through debt financing.

In the opinion of management, all of the property described above is adequately covered by insurance.

Item 3.	Legal Proceedings

Focused Strategies, Inc. v. Telzuit Technologies, LLC and Telzuit Technologies, Inc.

On June 8, 2005, Focused Strategies, Inc., a Florida corporation, filed a Complaint for Damages and Declaratory Relief in the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida, titled Focused Strategies, Inc. v. Telzuit Technologies, LLC and Telzuit Technologies, Inc., Case No. 48-2005-CA-004920-O (the “FSI Complaint”). On July 15, 2005, Telzuit Technologies, LLC and Telzuit Technologies, Inc. filed an Introduction, Answer, Defenses, Counterclaims and Third Party Claims of the Defendants (the “Answer and Counter-Claim”). Telzuit Technologies, Inc. is a Florida corporation and wholly-owned subsidiary of Telzuit Medical. Telzuit Technologies, LLC is a Florida limited liability company which owns shares of the capital stock of Telzuit Medical.

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

The management of Telzuit Medical believe that Focused Strategies, Inc.’s claims are not substantiated by the facts, and are without merit, and intends to defend the Company’s position vigorously. In the Answer and Counter-Claim, Telzuit Technologies, Inc. and Telzuit Technologies, LLC assert a number of defenses in response to the allegations made in the FSI Complaint, including fraud, breach of contract, and self-dealing. In addition, Telzuit Technologies, Inc. and Telzuit Technologies, LLC have filed counterclaims against the claimant, based on fraud and breach of implied contract. In connection with each of these claims, Telzuit Technologies, Inc. and Telzuit Technologies, LLC seek damages in excess of $15,000. The parties mediated their respective claims on March 3, 2006, and April 11, 2007, but were unsuccessful in reaching an agreement to resolve the lawsuit. The court has set a trial date of October, 2007. The Company intends to seek to postpone the trial while it engages new legal counsel in this matter. There can be no assurance the Company will be successful in postponing the trial date or timely engaging legal counsel. If the outcome of this litigation is adverse to the Company, our liquidity, financial condition and operating results could be materially adversely impacted.

Todd Lavelle and Michael Evertsen v. Telzuit Medical Technologies, Inc.

On December 22, 2006, Todd Lavelle and Michael Evertsen, the former shareholders of “PDS Imaging” filed a Complaint and Demand for Jury Trial in the United States District Court Middle District of Florida, Orlando Division, titled Todd Lavelle and Michael Evertsen v. Telzuit Medical Technologies, Inc. The Complaint alleged that the Company had breached its agreements with Todd Lavelle and Michael Evertsen. The Complaint sought damages of $100,000 in stock, the assumption of certain equipment leases and payment of legal fees. The Company had previously recorded the stock and lease assumptions on its financial statements. The Company filed a response and Motion to Dismiss on January 29, 2007. On March 28, 2007 the case was dismissed, without prejudice, by the United States District Court Middle District of Florida, Orlando Division. Lavelle and Evertsen filed a new complaint on May 15, 2007 The parties are in settlement discussions. There can be no assurance the Company will settle this matter.

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

Except as set forth above, as of June 30, 2007, there are no other material pending legal or governmental proceedings relating to our Company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year covered by this report.

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

Period (Fiscal Year)	High	Low
2007:
Fourth Quarter ending June 30, 2007	$0.17	$0.08
Third Quarter ending March 31, 2007	$0.16	$0.08
Second Quarter ending December 31, 2006	$0.23	$0.08
First Quarter ending September 30, 2006	$0.40	$0.16
2006:
Fourth Quarter ending June 30, 2006	$0.65	$0.020
Third Quarter ending March 31, 2006	$2.75	$0.043
Second Quarter ending December 31, 2005	$5.25	$2.39
First Quarter ending September 30, 2005	$5.95	$4.40

Holders

On June 30, 2007, there were 515 holders of record, according to a shareholders’ list provided by our transfer agent, American Stock Transfer & Trust Company. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of June 30, 2007 about the Company’s common stock that may be issued to employees or directors under the Company’s equity compensation plans.

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	-0-	-0-	15,000,000(4)
Equity compensation plans not approved by stockholders	3,300,000-(1), (2), (3)	$0.50(1), (2), (3)	-0-
TOTAL	3,300,000	$0.50	15,000,000(4)

(1)	On June 16, 2006, the Company and Warren Stowell entered into an Employment Agreement effective as of May 8, 2006, which expires May 8, 2009. Pursuant to the terms of the Employment Agreement, Mr. Stowell is eligible to receive a warrant or stock option for the purchase of 2,000,000 shares of common stock at an exercise price of $.50 per share (referred to in this paragraph as the “Warrant Shares”). Twenty-five percent of the Warrant Shares vested on the effective date of the Employment Agreement, and on each anniversary of the effective date of the Employment Agreement an additional twenty-five percent of the Warrant Shares will vest. Neither the Employment Agreement nor the warrant referred to in this paragraph was issued pursuant to a formal equity compensation plan for our directors, officers, and employees.
(2)	On May 9, 2006, the Company authorized the issuance to Warren Stowell of a warrant exercisable for 300,000 shares of common stock. The warrant referred to in this paragraph is not issuable pursuant to a formal equity compensation plan for our directors, officers, and employees. The Warrant Shares are fully vested and have an execise price of $0.50 per share.
(3)	In August 2006, the Company and Jerry Balter entered into an Employment Agreement effective as of July 11, 2006, which expires July 11, 2009. Pursuant to the terms of the Employment Agreement, Mr. Balter is eligible to receive stock options for the purchase of 1,000,000 shares of common stock at an exercise price of $.50 per share (the referred to in this paragraph as the “Warrant Shares”). Twenty-five percent of the Warrant Shares vested on the effective date of the Employment Agreement, and on each anniversary of the effective date of the Employment Agreement an additional twenty-five percent of the Warrant Shares will vest.
(4)	At the annual meeting of shareholders on February 27, 2007, the Company’s shareholders approved the Telzuit Medical Technologies, Inc. 2007 Long Term Incentive Plan. The Plan authorized the Compensation Committee of the Board of Directors to issue up to 15,000,000 options to purchase the Company’s common stock. To date, there have been no issuances from this plan.

Item 6.	Management’s Discussion and Analysis or Plan of Operation

The following is a discussion of the financial condition and results of operations of the Company for the fiscal year ended June 30, 2007, and the fiscal year ended June 30, 2006. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report.

Overview

Telzuit Medical is a company focused on developing and marketing ambulatory medical devices which monitor, measure, and record physiological signals generated by the body. Our initial product is our “StatPatch Wireless Holter Monitor” (the “STATPATCHTM” or the “STATPATCHTM Holter Monitor”), a 12-lead, wireless holter heart monitor which measures, records, and transmits physiological signals associated with a patient’s cardiovascular system. The STATPATCHTM system is FDA approved through a 510-K submission. In addition to the STATPATCHTM system, during the fiscal year ended June 30, 2007, the Company provided services to patients through the operation of two medical clinics located in the Orlando, Florida area and the operation of a mobile imaging business that provides services in central and southern Florida. Telzuit Medical acquired this mobile imaging business on August 1, 2006. The walk-in medical clinics were closed on March 30, 2007.

The Company has primarily derived its revenue from two primary sources: (i) its walk-in clinics; and (ii) its mobile imaging business. The walk-in clinics were closed on March 30, 2007. The Company recognizes revenues from these services when the services have been performed, net of anticipated discounts taken by third party payors, such as insurance carriers, Medicare and Medicaid. The Company has received virtually no revenues from its STATPATCH business. If the Company is successful in introducing the STATPATCH product, revenues are expected to be recognized in the following two ways: (i) medical providers will be provided with STATPATCH patches and receiving devices by the Company, without charge, and the Company will bill third party payors upon issuing a holter monitor report; and (ii) the Company will provide STATPATCH patches and receiving devices to third party distributors, without charge, who will provide the product to medical providers. When the Company receives information from the patch and sends a holter report to the medical provider, the distributor or medical provider will directly bill third party payors for this service. The Company will bill the distributor on a regular basis based on the number of reports the Company has issued during the period. The Company will only bill and recognize revenue from its STATPATCH business when a holter monitor report is generated and sent to a medical provider. Revenues will be recognized net of contractual adjustments as the reports are generated. The STATPATCH patches and receiving devices will remain the property of the Company. Also, as part of this sales program the medical provider may use a Telzuit Medical owned PDA to gather data.

Prior to 2005, the Company was known as “Taylor Madison Corp.”, and focused its operations on the development and wholesale distribution of fragrances and skincare products. In early 2005, the Company discontinued all operations and became a shell company, exploring the viability of acquiring an operating company. On May 6, 2005, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”), pursuant to which it acquired all of the issued and outstanding capital stock of Telzuit Technologies, Inc. from Telzuit Technologies, LLC in exchange for 2,207,723 shares of Series B Preferred Stock, which automatically converted, upon completion of our 1-for-31 reverse stock split, into 26,492,676 shares of our common stock on August 22, 2005. As a result of the closing of the transactions contemplated by the Share Exchange Agreement, the owners of Telzuit Technologies, LLC acquired approximately 70% of our voting capital stock. The share exchange was accounted for as a reverse acquisition in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” Due to the reverse acquisition, the Company’s date of inception is deemed to be April 1, 2000, the date Telzuit Technologies, Inc., the Company’s predecessor, was incorporated.

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

Financial Position

We have incurred losses since our inception and have experienced and continue to experience negative cash flows from operations. In addition, we had a working capital deficiency of $577,487 as of June 30, 2007. The company does not have enough cash to continue operations beyond October 31, 2007. We will have to rely on external sources for funding to support immediate operating requirements. Until such time as we can achieve positive cash flow on a monthly basis, the dependence on external capital will remain. Management believes that the Company will need to raise at least an additional $1.5 million to continue our business for at least the next twelve (12) months. We currently do not have any arrangements or commitments for, or readily available sources of, additional financing. We cannot give you any assurance that we will be able to secure the additional cash or working capital we will require to continue our operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

If we are successful in timely raising sufficient capital our plan of operation for the twelve-month period following the date of this annual report on Form 10–KSB is to continue to develop and market the STATPATCH System and to operate our Mobile Imaging business.

The Company will need to raise additional capital in order to fund operations and research and development. As discussed above, we believe that our cash on hand will not be sufficient to cover these anticipated expenditures, and the Company will need to raise additional cash as our current cash and working capital resources are depleted. The Company received a loan from a related party of $483,000 during fiscal 2007, which was subsequently converted into 1,380,000 shares of the Company’s Common Stock, and received an additional $70,000 in July 2007. We will seek to raise additional capital through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint–venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We also may seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. We currently do not have any arrangements or commitments for, or readily available sources of, additional financing. We cannot give you any assurance that we will be able to secure the additional cash or working capital we will require to continue our operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cross, Fernandez & Riley, LLP, our independent registered public accounting firm, issued a Report of Independent Public Accounting Firm related to our Financial Statements in this Form 10-KSB that contains an explanatory paragraph that makes reference to uncertainty about our ability to continue as a going concern. Future reports may continue to contain this explanatory paragraph.

Research and Development

In December 2004, we completed the design, fabrication and testing of a pre-production model of our first product for commercialization, our battery-operated, digital 12-lead STATPATCHTM Wireless Holter Monitor. As discussed above, the STATPATCHTM is used as the primary component of a 12-lead ambulatory heart monitor system to acquire, process, amplify and store physiological signal data.

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

In operation, the STATPATCHTM is used in conjunction with the STATPATCHTM System, which includes a cellular telephone device (commonly referred to as a “PDA”) capable of recording the data transmitted from our STATPATCHTM . Based on testing conducted by us and third parties we believe that a properly designed PDA device is capable of recording information transmitted from our STATPATCHTM . We acquire the STATPATCHTM System from manufacturers of PDA’s, modify these devices physically and equip them with software to permit the transmission of heart activity received from the STATPATCHTM .

We have designed a communication system as an intranet through which data collected by our Unit can be transmitted through any form of cellular technology. Information transmitted by each STATPATCHTM System is routed through cellular towers to a switching station maintained at our corporate offices. We have licensed computer software that will monitor the heart activity of patients wearing our STATPATCHTM . This software, which has been developed by Philips Medical (“Phillips”) and other medical service providers, can detect irregular heart activity.

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

Medical Imaging

The Company also owns and operates six mobile imaging units that provide ultrasound imaging to clinics and medical practices that contract for our services. We acquired the mobile imaging units on August 1, 2006 by acquiring 100% of the issued and outstanding capital stock of Cedars Diagnostic Labs, Inc., a Florida corporation (“Cedars”) and Atlantic Ultrasound, Inc., a Delaware corporation (“Atlantic”), related entities under common control and operating under the fictitious name “PDS Imaging,” a Florida-based mobile ultrasound and cardiac imaging business. We paid $644,255 cash and agreed to issue 88,853 shares of common stock to acquire PDS Imaging. In addition, the Company entered into three-month consulting agreements, effective August 1, 2006 through October 31, 2006, with the principals of PDS Imaging. As consideration for the consulting services, the Company paid additional cash of $12,000 and agreed to issue an additional 277,000 shares of the Company’s common stock to the principals. The shares of Common Stock have not yet been issued . The Company’s acquisition of PDS Imaging adds a Medicare-approved and private insurance credentialed Independent Diagnostic Testing Facility (“IDTF”) to our business. The IDTF will enable the Company to receive reimbursement from third party payors for its STATPATCHTM System. PDS Imaging generated revenues of approximately $0.9 million in for the year ended June 30, 2007. In connection with the acquisition of the mobile imaging business, we acquired five new vehicles for a total price of $86,058 and leased new ultrasound equipment for sixty (60) months with a monthly payment of approximately $6,000.

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the fiscal year ended June 30, 2007, and explanatory notes included as part of this filing.

SUMMARY STATEMENT OF OPERATIONS DATA

(Dollar amounts and share data)

	Year Ended June 30, 2007	Year Ended June 30, 2006
Total Revenue	$843,296	$3,540
Net (Loss)	$(5,580,439)	$(11,136,327)
Net (Loss) attributed to Common Shares	$(5,897,177)	$(20,314,810)

Fiscal Year Ended June 30, 2007, and Fiscal Year Ended December 31, 2006

REVENUES. Overall net revenues for the year ended June 30, 2007 were $843,296, as compared to net revenues of $3,540 for the twelve month period ending June 30, 2006. The increase in revenues was primarily due to revenues from the PDS Imaging business, which was acquired on August 1, 2006.

COST OF REVENUES: Cost of revenues for the fiscal year ended June 30, 2007 were $952,143 as compared to $21,821 for the fiscal year ended June 30, 2006. The cost of revenues during the fiscal year ended June 30, 2007 included salaries of employees for the mobile imaging business, disposable medical products utilized in treating patients, interest and leasing costs for the equipment used in this business and expenses of the medical professionals who provided interpretation of the ultrasound scans. In the future cost of revenues will encompass the direct operating expenses of the STATPATCHTM, including the cost of materials, costs for communications equipment and other equipment, if we successfully rollout this product.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consisted of payroll and related expenses for executive, accounting and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses for the year ended June 30, 2007 were $2,990,269, as compared to general and administrative expenses of $9,751,682 for the year ended June 30, 2006. A significant amount of the decrease was attributable to the decrease in non-cash payments in stock to directors, officers and consultants, including non-cash payments to the broker-dealer engaged by the Company. In addition, there were significant decreases in legal, accounting, and other professional fees during the fiscal year ending June 30, 2007. The Company has taken steps to control its general and administrative expenses and expects these charges to trend lower in fiscal year 2008. Sales and marketing expenses are expected to be substantially higher during fiscal year 2008 because we intend to rollout the STATPATCHTM System and if we achieve sales we expect to pay sales commissions on such sales. Not included in current year general and administrative expenses was the write-down of $496,779 of the value of computer hardware and software and $469,118 related to the impairment of the goodwill related to the PDS Imaging acquisition.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenditures for the fiscal year ended June 30, 2007 were $212,740, as compared to research and development expenditures of $245,852 for the fiscal year ended June 30, 2006. We expect to keep R&D expenses at the same level in fiscal year 2008 as they were in 2007. R&D going forward will be focused on expanding the wireless monitoring product line as well as enhancements to the current STATPATCHTM system.

INTEREST EXPENSE. Interest expense decreased to $823,471 for the fiscal year ended June 30, 2007 from $1,158,674 for the fiscal year ended June 30, 2006. For such periods the interest expenses related to non-cash payments. The terms of the 10% Senior Subordinated Debentures allow the Company to make all interest payments in Common Stock. The decrease during fiscal year 2007 can be attributed to amortization of approximately $941,000 of debt discount on the Company’s May, 2005 convertible debentures when they converted to Series A Preferred Stock in July 2005, and the addition of interest on the debentures for approximately 35 days during 2006. Interest on the May, 2006 Debentures will continue to be payable during fiscal year 2008, unless such instruments are converted into Common Stock. It is the Company’s current intention to satisfy its interest obligations utilizing Common Stock.

LOSS FROM DISCONTINUED OPERATIONS. On March 30, 2007, the Company closed its two walk-in clinics resulting in a loss from discontinued operations of $511,992 for the fiscal year ended June 30, 2007. There were no losses from discontinued operations in fiscal year ended June 30, 2006.

NET LOSS. The net loss for the year ended June 30, 2007 was ($5,580,439), as compared to a net loss of ($11,136,327) for the year ended June 30, 2006. Also, the net loss attributed to common shareholders was $20,314,810 for the fiscal year ended June 30, 2006, as compared to a net loss attributed to common shareholders of $5,897,177 for the year ended June 30, 2007. The decrease in net loss for the year ended June 30, 2007 is primarily due to non-cash expenses. These decreases include significantly lower interest expense, stock compensation to current and former employees, investor relations and public relations expenses and other professional fees. The Company undertook efforts that resulted in substantial reductions to stock compensation to current and former employees, investor relations and public relations expenses and other professional fees. The decrease in net loss attributable to common stockholders is due to the same reasons.

Liquidity and Capital Resources

The Company had cash and equivalents of $178,959 on June 30, 2007, excluding restricted cash. Net Cash used in continuing operations was $2,650,026 for the fiscal year ended June 30, 2007, as compared to $2,860,449 used in continuing operations for the year ended June 30, 2006. Management believes that approximately half of these expenditures were for activities that are no longer necessary for the Company’s operations which are focused on sales and marketing of the STATPATCHTM and the further development of our mobile imaging business. These activities included extensive investor relations, marketing and other consulting expenses. The Company has taken steps to continue to reduce its cash burn rate. In addition we closed our walk-in clinic operations which resulted in a loss from discontinued operations of $511,992.

During the fiscal year ending June 30, 2007 the company spent $748,264 on equipment purchases which included the acquisition of the mobile imaging business and the acquisition of equipment for the mobile imaging business. At this time the Company does not have any plans to purchase significant amounts of additional equipment.

During the fiscal year ending June 30, 2007 the company borrowed $483,000 from Michael Vosch, an officer and director of the Company. Mr. Vosch converted his loan into 1,380,000 shares of the Company’s Common Stock in July 2007 and lent the Company an additional $70,000 in July 2007. The loans are interest free loans and are to be repaid by either conversion into the Company’s Common Stock or repayment of the principal at the discretion of the company.

The company does not have enough cash to continue operations beyond October 31, 2007. We will have to rely on external sources for funding to support immediate operating requirements. Until such time as we can achieve positive cash flow on a monthly basis, the dependence on external capital will remain. Management believes that the Company will need to raise at least an additional $1.5 million to continue our business for the next twelve (12) months. We currently do not have any arrangements or commitments for, or readily available sources of, additional financing. We cannot give you any assurance that we will be able to secure the additional cash or working capital we will require to continue our operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

If we are successful in timely raising additional capital, our plan of operation for the twelve-month period following the date of this annual report on Form 10-KSB is to continue to develop and market the STATPATCH System and to operate our Mobile Imaging business.

The Company will need to raise additional capital in order to fund operations and research and development. As discussed above, we believe that our cash on hand will not be sufficient to cover these anticipated expenditures, and the Company will need to raise additional cash as our current cash and working capital resources are depleted. The Company received a loan from a related party of $483,000 during fiscal 2007, which was subsequently converted into 1,380,000 shares of the Company’s Common Stock, and received an additional $70,000 in July 2007. We will seek to raise additional capital through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint–venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We also may seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. We currently do not have any arrangements or commitments for, or readily available sources of, additional financing. We cannot give you any assurance that we will be able to secure the additional cash or working capital we will require to continue our operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses since our inception and have experienced and continue to experience negative cash flows from operations. In addition, we had working capital deficiency of $577,487 as of June 30, 2007. The company does not have enough cash to continue operations at historical levels beyond October 31, 2007. Short term, we will have to rely on external sources for funding to support immediate operating requirements. Until such time as we can achieve positive cash flow on a monthly basis, the dependence on external capital will remain. Management believes that the Company will need to raise an additional $1.5 million to continue our business for at least the next twelve (12) months.

Contractual Obligations and Purchase Obligations

See Note 14 of our financial statements found at Item 7 below for a description of our material contractual commitments. The company does not currently have any material purchase obligations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 2, Significant Accounting Policies, contained in the explanatory notes to our audited financial statements for the years ended June 30, 2006 and June 30, 2007 contained in this filing. On an on-going basis, we evaluate our estimates, including those related to deferred tax assets and valuation allowance, and, fair value of equity instruments issued to consultants for services. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable. Management has also discussed our critical accounting policies and estimates with our audit committee, and the members of the audit committee have reviewed the disclosures set forth below.

Our critical accounting policies include:

Stock-based Compensation

Effective July 1, 2006, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004). Share-Based Payment (“SFAS 123R”). SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide services in exchange for the award, usually the vesting period.

SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after the effective date, as well as to the unvested portion of awards outstanding as of the effective date. We use the Black-Scholes option-pricing model to value our new stock awards under SFAS 123R, applying the “modified prospective method” for existing grants which requires us to value stock options prior to our adoption of SFAS 123R under the fair value method and expense the value over the requisite service period. SFAS 123R also requires us to estimate forfeitures in calculating the expense related to stock-based compensation. In addition, SFAS 123R requires the Company to reflect cash flows resulting from excess tax benefits related to those options as a cash inflow from financing activities rather than as a reduction of taxes paid.

Revenue Recognition

Revenue Recognition - Although at this stage in the Company’s development it has had no significant revenues, management considers revenue recognition a critical accounting policy as it affects the timing of earnings recognition. The Company derives its revenue from one primary source: services provided at its mobile imaging business. The Company recognizes revenues from these services when the services have been performed and are billable.

New Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements, “(“SFAS157”). SFAS 157 simplifies and codifies guidance on fair value measurements under generally accepted accounting principles. This standard defines fair value, establishes a framework for measuring fair value and prescribes expanded disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the effect, if any, the adoption SFAS 157 will have on our financial statements, results of operations and cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108. “Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements”, (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statements whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immediate errors would not require previously filed reports to be amended. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The application of SAB 108 did not have any material effect on our financial statement, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. We are currently evaluating the effect, if any, the adoption SFAS 157 will have on our financial statements, results of operations and cash flows.

Telzuit Medical Technologies, Inc. & Subsidiaries

Consolidated Financial Statements

As of June 30, 2007 and June 30, 2006

Telzuit Medical Technologies, Inc. & Subsidiaries

Consolidated Financial Statements

As of June 30, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Telzuit Medical Technologies, Inc.

Orlando, Fl

We have audited the accompanying consolidated balance sheets of Telzuit Medical Technologies, Inc. as of June 30, 2007 and 2006 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telzuit Medical Technologies, Inc. at June 30, 2007 and June 30, 2006, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 21 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 21. The financial statements do not include any adjustments that might result form the outcome of this uncertainty.

Cross, Fernandez & Riley, LLP

Orlando, Fl.

September 25, 2007

Telzuit Medical Technologies, Inc. & Subsidiaries

Consolidated Balance Sheets

	June 30, 2007	June 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$178,959	$3,643,722
Short term investments, restricted	170,000	—
Accounts receivable, net of allowance of $79,911 and $0	102,865	1,763
Prepaid expenses	44,425	20,099
Inventory	74,890	—
Other current assets	38,452	58,963

Total current assets	609,591	3,724,547
Property and equipment (net of accumulated depreciation and amortization of $439,396 and $182,363)	293,098	823,244
Intangible assets, net of accumulated amortization of $0	107,379	68,158
Other assets:
Licensed software	333,426	333,426
Goodwill	—	—
Acquired client list (net of accumulated amortization of $165,000 and $0)	15,000	—
Debt issuance costs (net of accumulated amortization of $80,386 and $67,066)	2,333,981	2,347,301

Total other assets	2,682,407	2,680,727

TOTAL ASSETS	$3,692,475	$7,296,676

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$97,249	$79,447
Accrued expenses	367,682	165,243
Dividends payable	140,881	156,126
Note payable – shareholder	483,000	—
Notes payable – current portion	98,266	—

Total current liabilities	1,187,078	400,816

Long Term Liabilities — 10% convertible debentures	182,098	160,544
Notes payable – net of current portion	86,709

Total liabilities	1,455,885	561,360
Series “A” convertible preferred stock, $0.001 par value; 7,700,000 shares authorized; 3,066,321 and 3,301,174 shares issued and outstanding	12,366,875	12,367,108
Stockholders’ deficit:
Series “B” convertible preferred stock, $.001 par value; 2,300,000 shares authorized, 0 and 2,258,306 shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value; 125,000,000 shares authorized; 40,550,369 and 33,831,004 shares issued and outstanding	40,552	33,832
Common Stock payable	673,304	527,334
Additional paid in capital	19,665,263	18,419,270
Deficit accumulated during development stage	(30,509,404)	(24,612,228)

Total stockholders’ deficit	(10,130,285)	(5,631,792)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,692,475	$7,296,676

See notes to consolidated financial statements

Telzuit Medical Technologies, Inc. & Subsidiaries

Consolidated Statements of Operations

	For the year ended June 30, 2007	For the year ended June 30, 2006
Revenues	$843,296	$3,540
Cost of revenues	952,143	21,821

Gross margin	(108,847)	(18,281)
Research and development costs	212,740	245,852
Impairment of fixed assets	496,779	—
Impairment of goodwill	469,118	—
General and administrative expenses	2,990,269	9,751,682

Loss before other income (expense)	(4,277,753)	(10,015,815)
Interest income	32,777	38,162
Interest expense	(823,471)	(1,158,674)

Loss from continuing operations	(5,068,447)	(11,136,327)
Loss from discontinued operations	(511,992)	—

Net loss	$(5,580,439)	$(11,136,327)
Preferred stock dividends	(316,738)	(9,178,483)

Net loss attributable to common shares	$(5,897,177)	$(20,314,810)
Basic and diluted net loss per common share	$(0.16)	$(0.76)
Weighted average shares outstanding-basic and diluted	36,165,557	26,849,983

See notes to consolidated financial statements

Telzuit Medical Technologies, Inc. & Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

From January 1, 2005 to June 30, 2006

	Class A		Class B		Common Stock		Common Stock Payable		Series B Preferred Stock		Additional Paid in Capital	Deficit	Total
	Shares	$	Shares	$	Shares	$	Shares	$	Shares	$
Total stockholders equity at June 30, 2005	—	$—	—	$—	947,695	$948	405,000	$1,962,826	2,258,306	$2,259	$3,813,392	$(4,297,419)	$1,482,007

Conversion of Series B Preferred Stock to Common Stock, August 2005	—	—	—	—	27,099,672	27,099	—	—	(2,258,306)	(2,259)	(24,840)	—	—
Shares issued to employees for services, August 2005	—	—	—	—	29,000	29	—	—	—	—	166,721	—	166,750
Shares issued to board members for services, August 2005	—	—	—	—	45,000	45	—	—	—	—	258,705	—	258,750
Shares committed to vendors not issued, August 2005	—	—	—	—	—	—	12,500	67,813	—	—		—	67,813
Shares committed to vendors not issued, August 2005	—	—	—	—	—	—	60,333	241,334	—	—		—	241,334
Shares issued to employees for services, September 2005	—	—	—	—	405,000	405	—	—	—	—	2,278,345	—	2,278,750
Shares issued to board members for services, September 2005	—	—	—	—	10,000	10	—	—	—	—	57,490	—	57,500
Shares issued to service providers, September 2005	—	—	—	—	30,000	30	(30,000)	(40,576)	—	—	40,546	—	—
Cashless exercise of warrants for shares — September 2005	—	—	—	—	345,616	346	—	—	—	—	(346)	—	—
Share issued to board members — October 2005	—	—	—	—	25,000	25	—	—	—	—	115,600	—	115,625
Amendment to consulting agreement — November 2005	—	—	—	—	—	—	(50,000)	(448,750)	—	—		—	(448,750)
Shares issued to vendors — October 2005	—	—	—	—	200,000	200	—	—	—	—	734,800	—	735,000
Shares issued to employees — November 2005	—	—	—	—	4,000	4	—	—	—	—	17,206	—	17,210
Shares issued to vendors — November 2005	—	—	—	—	1,500	2	—	—	—	—	6,452	—	6,454
Shares issued to vendors — November 2005	—	—	—	—	9,000	9	—	—	—	—	41,573	—	41,582
Cashless exercise of warrants for shares — November 2005	—	—	—	—	1,010,515	1,011	—	—	—	—	(1,011)	—	—
Share issued to board members — November 2005	—	—	—	—	30,000	30	—	—	—	—	113,970	—	114,000
Shares issued to vendors — December 2005	—	—	—	—	750	1	—	—	—	—	1,654	—	1,655
Shares issued to vendors — December 2005	—	—	—	—	2,750	3	—	—	—	—	6,066	—	6,069
Shares issued to board members — December 2005	—	—	—	—	30,000	30	—	—	—	—	100,470	—	100,500
Cashless exercise of warrants for shares — January 2006	—	—	—	—	132,422	132	—	—	—	—	(132)	—	—
Shares issued to employees — January 2006	—	—	—	—	2,000	2	—	—	—	—	4,412	—	4,414
Shares issued to board members — January 2006	—	—	—	—	5,000	5	—	—	—	—	16,745	—	16,750
Shares issued to vendors — January 2006.	—	—	—	—	750	2	—	—	—	—	1,480	—	1,482
Shares issued to board members — March 2006	—	—	—	—	100,000	100	—	—	—	—	143,480	—	143,580
Shares issued to employees — March 2006	—	—	—	—	6,000	6	—	—	—	—	7,894	—	7,900
Share issued to vendors — March 2006	—	—	—	—	1,500	2	—	—	—	—	1,479	—	1,481
Conversion of Series A Convertible Preferred stock to common stock — March 2006	—	—	—	—	233,334	233	—	—	—	—	—	—	233
Cashless exercise of warrants for shares — March 2006	—	—	—	—	512,213	512	—	—	—	—	(512)	—	—
Warrants issued for consulting services — March 2006	—	—	—	—	—	—	—	—	—	—	20,000	—	20,000
Conversions of Series A Convertible Preferred Stock to common stock — April 2006	—	—	—	—	1,912,398	1,912	—	—	—	—	—	—	1,912
Accrued dividends on Series A Convertible Preferred stock, May 2006	—	—	—	—	—	—	—	—	—	—	—	(156,126)	(156,126)
Common stock issued for dividends on Series A Convertible Preferred stock, May 2006	—	—	—	—	45,480	44	—	—	—	—	24,696	(24,740)	—
Additional Common stock issued for Series A Convertible Preferred stock dividends, May 2006	—	—	—	—	118,990	119	—	—	—	—	250,590	(250,709)	—
Series A Convertible Preferred stock dividends — paid through issuance of convertible debenture	—	—	—	—	—	—	—	—	—	—	—	(32,225)	(32,225)
Shares issued to Vendor — April 2006	—	—	—	—	187,500	188	(187,500)	(990,063)	—	—	989,875	—	—
Shares issued to Vendor — April 2006	—	—	—	—	150,000	150	(150,000)	(551,250)	—	—	551,100	—	—
Shares issued to Board member — April 2006	—	—	—	—	5,000	5	—	—	—	—	16,745	—	16,750
Shares issued to Employee — May 2006	—	—	—	—	6,000	6	—	—	—	—	2,770	—	2,776
Shares issued to Vendor — May 2006	—	—	—	—	750	1	—	—	—	—	2,796	—	2,797
Shares issued to Vendor — June 2006	—	—	—	—	2,250	2	—	—	—	—	1,032	—	1,034
Shares issued to Vendor — June 2006	—	—	—	—	10,000	10	—	—	—	—	5,390	—	5,400
Shares issued to board members — June 2006	—	—	—	—	8,219	8	—	—	—	—	4,893	—	4,901
Shares issued to Vendor — June 2006	—	—	—	—	20,700	21	—	—	—	—	9,979	—	10,000
Shares issued to Vendor — June 2006	—	—	—	—	25,000	25	—	—	—	—	26,879	—	26,904
Shares issued to Board members — June 2006	—	—	—	—	95,000	95	—	—	—	—	41,205	—	41,300
Shares issued to Vendor — June 2006	—	—	—	—	25,000	25	—	—	—	—	10,475	—	10,500
Value of Beneficial Conversion Feature on May 2006 Convertible Debentures	—	—	—	—	—	—	—	—	—	—	2,064,152	—	2,064,152
Value of Warrants issued to purchasers of May 2006 Convertible Debentures	—	—	—	—	—	—	—	—	—	—	3,715,468	—	3,715,468
Value of Warrants issued to broker/dealers for May 2006 Convertible Debentures	—	—	—	—	—	—	—	—	—	—	1,951,088	—	1,951,088
Value of Warrants issued to employee — May 2006	—	—	—	—	—	—	—	—	—	—	279,998	—	279,998
Sale of additional shares — May 2006	—	—	—	—	—	—	—	—	—	—	250,000	—	250,000
Shares committed to shareholder — April 2006	—	—	—	—	—	—	550,000	286,000	—	—	298,500	—	584,500
Preferred stock dividend related to Series A Preferred Stock penalty warrants — May 2006	—	—	—	—	—	—	—	—	—	—	—	(4,883,993)	(4,883,993)
Preferred stock dividend related to beneficial conversion feature on Series A convertible Preferred stock — May 2006	—	—	—	—	—	—	—	—	—	—	—	(3,830,690)	(3,830,690)
Net Loss for the year ended June 30, 2006	—	—	—	—	—	—	—	—	—	—	—	(11,136,327)	(11,136,327)

Total Shareholder Equity (deficit) at June 30, 2006	—	$—	—	$—	33,831,004	$33,832	610,333	$527,334	—	$—	$18,419,270	$(24,612,228)	$(5,631,792)
Conversions of Series A Convertible Preferred Stock to common stock	—	—	—	—	671,000	671	—	—	—	—	(438)	—	233
Common stock issued for dividends on Series A Convertible Preferred stock	—	—	—	—	2,182,727	2,183	—	—	—	—	329,801	—	331,984
Common stock issued for interest on May 2006 10% convertible debentures	—	—	—	—	3,665,638	3,666	262,118	28,898	—	—	503,830	—	536,394
Value of warrants issued to employee	—	—	—	—	—	—	—	—	—	—	335,000	—	335,000
Acquisition of mobile imaging business	—	—	—	—	—	—	365,853	117,072	—	—	—	—	117,072
Shares issued to shares holder	—	—	—	—	200,000	200	—	—	—	—	(200)	—	—
Preferred dividends declared during fiscal year 2007	—	—	—	—	—	—	—	—	—	—	—	(316,737)	(316,737)
Net Loss	—	—	—	—	—	—	—	—	—	—	—	5,580,439	5,580,439

Total Shareholder Equity (deficit) at June 30, 2007	—	—	—	—	40,550,369	40,552	1,238,304	673,304	—	—	19,587,263	30,509,404	10,208,285

See notes to consolidated financial statements

Telzuit Medical Technologies, Inc. & Subsidiaries

Consolidated Statements of Cash Flows

	For the year ended June 30, 2007	For the year ended June 30, 2006
Net Loss	(5,580,439)	(11,136,327)
Net loss from discontinued operations	(511,992)	—
Net loss from continuing operations	(5,068,447)	—

Operating Activities
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	414,112	147,694
Amortization of debt discount and financing costs	34,874	1,507,371
Non-cash compensation expenses	335,000	6,079,696
Services paid by shareholder on behalf of the Company	—	584,502
Impairment of fixed assets	496,779	—
Impairment of goodwill	469,118	—
(Increase) Decrease in assets:
Accounts receivable	76,406	(1,763)
Inventory	(74,891)
Prepaid expenses	—	(498,547)
Other current assets	(33,213)	285,312)
Other long-term assets	—	118,321
Increase (Decrease) in liabilities:
Accounts Payable	(20,857)	45,632
Accrued expenses	720,993	7,660

Net cash used in continuing operations	(2,650,126)	(2,860,449)
Net cash used in discontinued operations	(331,398)	—
Net Cash Used in Operating Activities	(2,981,524)	(2,860,449)

Investing Activities
Cash paid for acquisition, net of cash acquired	(633,501)
Purchase of short term investments	(170,000)
Investment in Intangible Assets	(39,220)	(7,196)
Increase in licensed software	—	(333,426)
Purchase of property and equipment	(114,763)	(419,707)

Net cash used in continuing operations	(957,484)	(760,329)
Net cash used in discontinued operations	—	—
Net Cash Used in Investing Activities	(957,484)	(760,329)

Financing Activities
Proceeds from Issuance of Series A Convertible Preferred stock, net	—	184,000
Proceeds from sale of common stock	—	250,000
Debt issuance costs	—	(463,279)
Proceeds from issuance of convertible debentures	—	4,941,985
Proceeds from related party borrowing	483,000	—
Repayment of notes payable	(8,755)	—

Net Cash Provided by Financing Activities	474,245	4,912,706

Net Increase (Decrease) in Cash and Cash Equivalents	(3,464,763)	1,291,928
Cash and Cash Equivalents at Beginning of Period	3,643,722	2,351,794

Cash and Cash Equivalents at End of Period	178,959	3,643,722

Non-cash Investing and Financing Activities:
Warrants and stock issued for debt issuance costs	—	1,951,088
Debt discount on May 2006 convertible debentures	—	5,779,620
May 2005 convertible debentures and interest converted into Series A Preferred Stock	—	1,076,367
Series A Preferred Stock converted to May 2006 convertible debentures	—	837,635
Conversion of Series B Preferred Stock to common stock	—	27,099
Series A Preferred Stock dividend related to penalty warrants	—	4,883,993
Series A Preferred Stock dividend related to beneficial conversion feature	—	3,830,690
Accrued dividends on Series A Preferred Stock	316,738	156,126
Series A Preferred Stock dividends paid through issuance of common stock	331,984	275,449
Cashless exercise of warrants for common stock		2,001
Conversion of Series A Preferred Stock to common stock	235	2,145
Interest expense paid in common stock	536,396	—

See notes to consolidated financial statements

Telzuit Medical Technologies, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

1. ORGANIZATIONAL MATTERS

Background Information and Basis of Presentation

Telzuit Medical Technologies, Inc. (the “Company” or “Telzuit Medical”) was incorporated in Florida on September 26, 2001 under the name Nimbus Group, Inc. Due to the reverse acquisition described below, the Company’s date of inception is deemed to be April 1, 2000, the date Telzuit Technologies, Inc., the predecessor Company, was incorporated. On April 1, 2004, the Company changed its name from “Nimbus Group, Inc.” to “Taylor Madison Corp.” On August 18, 2005, the Company changed its name from “Taylor Madison Corp.” to its current name, “Telzuit Medical Technologies, Inc.”

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

On December 8, 2005, the Company formed a wholly-owned operating subsidiary, Immediate Quality Care Clinics, Inc., to own and operate walk-in medical clinics. The Company closed its two walk-in medical clinics on March 30, 2007. On August 1, 2006, the Company acquired “PDS Imaging and the capital stock of its operating subsidiaries, Cedars Diagnostic Labs, Inc. and Atlantic Ultrasound, Inc.

The financial statements included herein represent the accounts of the Company (formerly Taylor Madison and Telzuit, Inc., the predecessor and accounting acquirer) and its wholly owned subsidiaries Immediate Quality Care Clinics, Inc., Cedars Diagnostic Labs, Inc. and Atlantic Ultrasound, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

Nature of Business

Since inception, Telzuit Medical and Telzuit, Inc. (the predecessor company) have primarily been conducting research and development of a remote electro-heart monitoring system. The system consists of a “Biometric Monitoring Patch” and “Personal Digital Assistant” and is being designed to allow physicians to monitor heart patients through a wireless cellular communication network. The Company has not generated any significant revenue from these operations. In December 2005, the Company formed a wholly owned subsidiary, Immediate Quality Care Clinics, Inc., to provide primary care medical services to patients on a walk in basis. The Company closed its two walk-in medical clinics on March 30, 2007. The Company also operates a mobile imaging business.

Reverse Stock Split

On August 18, 2005, the Company’s shareholders approved a 1-for-31 reverse stock split of the issued and outstanding common stock effective as of the open of market on August 22, 2005. All share amounts, exercise prices relating to share purchase options and warrants, and earnings per share amounts referred to in these financial statements and notes are presented on a post-split basis.

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

Revenue Recognition—The Company has historically derived its revenue from the following two primary sources: (i) its now closed walk-in clinics; and (ii) its mobile imaging business. The Company recognizes revenue from these sources when services have been performed, net of anticipated discounts taken by third party payors, such as insurance carriers, Medicare and Medicaid. The Company also began deriving a minimal amount of revenue from its STATPATCH business during the quarter ended December 31, 2006. The Company recognizes revenue from its STATPATCH business in the following two ways: (i) medical providers are provided with STATPATCH patches and receiving devices by the Company, without charge, and the Company bills third party payors upon issuing a holter monitor report; and (ii) the Company provides STATPATCH patches and receiving devices to third party distributors, without charge, who will provide the product to medical providers. When the Company receives information from the patch and sends a holter report to the medical provider, the distributor or medical provider will directly bill third party payors for this service. The Company will bill the distributor on a regular basis based on the number of reports the Company has issued during the period. The Company will only bill and recognize revenue from its STATPATCH business when a holter monitor report is generated and sent to a medical provider. Revenues will be recognized net of contractual adjustments as the reports are generated. The STATPATCH patches and receiving devices will remain the property of the Company.

Fair Value of Financial Instruments—The carrying values of cash short-term investments and receivables and payables approximate their fair values due to their short maturities. At June 30, 2007 the fair value of the convertible debentures was carried at $182,098 and their face value was $5,779,620. At June 30, 2006, the fair value of the convertible debentures was carried at $160,544 and their face value was $5,779,620. These differences are attributed to the debt discount associated with the Black-Scholes value of warrants and the intrinsic value of the beneficial conversion feature embedded in the debentures.

Cash and Cash Equivalents—Cash equivalents are comprised of certain highly liquid investments with maturity of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Short Term Restricted Investment—Short term restricted investment is comprised of a certificate of deposit in the Company’s name, which matures on January 1, 2008. This certificate of deposit is being utilized as collateral, for a period of twelve months, for an equipment lease which the Company entered into in January 2007. Upon the maturity of the certificate of deposit, the monies from the certificate of deposit will be unrestricted.

Accounts Receivable—Accounts receivable are comprised of amounts billed primarily to third party payors, such as insurance carriers, Medicare, and Medicaid. Additionally, the Company bills physicians’ practices to whom we provide mobile imaging services. The Company maintains an allowance based upon the experience of its management in prior arrangements from these types of payors. Management anticipates adjusting this allowance as it develops more experience with these third party payors.

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

Intangible Assets and Goodwill—Financial Accounting Standards Board Statement No. 141, Business Combinations (“SFAS 141”), requires all business combinations to be accounted for using the purchase method and also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from such business acquisitions. Goodwill and certain of the Company’s amortizable intangible assets relate to the acquisition discussed in note 3 and consist of the cost of purchased businesses in excess of the estimated fair value of net assets acquired (“excess purchase price”). The excess purchase price was allocated to amortizable intangible assets with the remainder recorded as goodwill.

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

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates the carrying value of long-lived assets when circumstances indicate the carrying value of those assets may not be fully recoverable. The Company evaluates recoverability of long-lived assets held for use by comparing the net carrying value of an asset group to the estimated undiscounted cash flows (excluding interest) during the remaining life of the asset group. If such an evaluation indicates that the future undiscounted cash flows of certain long-lived asset groups are not sufficient to recover the carrying value of such asset groups, the assets are then adjusted to their fair values. The Company recorded an impairment of property and equipment in the third quarter of fiscal 2007 and a goodwill impairment in the fourth quarter of fiscal year 2007 as discussed more fully in Notes 19 and 20. Computer equipment with a net book value of $ 544,898 was written down to fair market value of $ 48,120 based upon an offer received from an unrelated third party. The equipment will no longer be used in the Statpatch reporting process. A loss of $ 496,779 was reported in general and administrative expenses as a result of this impairment.

Disposal Costs—The Company has recorded accruals in connection with the closing of its walk in clinics. As of June 30, 2007, these accruals included estimates pertaining to the abandonment of leased facilities. Actual costs may differ from these estimates or the Company’s estimates may change. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” costs associated with restructuring activities are recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Given the complexity and timing of these activities, the accrual process involved assessments of contract cancellation charges and real estate market conditions for sub-lease rents. As of June 30, 2007, there are no further costs that require estimates and any future disposal costs will be recorded as incurred in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

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

The convertible preferred stock and warrants outstanding during all periods were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive. The amount of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, convertible debentures, and warrants excluded from the computation for the year ended June 30, 2007 were 8,542,577, 0, 16,513,200, and 35,055,690, respectively. The amount of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, convertible debentures, and warrants excluded from the computation for the year ended June 30, 2006 were 9,431,926; 0; 16,513,200; and 34,055,690, respectively.

Stock-Based Compensation—The Company records compensation expense measured at fair value for all stock-based award transactions under the provisions of SFAS 123R “Accounting for Stock Based Compensation” (SFAS No. 123R). In instances where shares were issued as compensation, the Company uses the average of the high and low price for the day, on the measurement date, to value the shares. In cases where warrants were issued, the fair value of the warrants is determined on the date of grant using the Black-Scholes option pricing model.

Stock payable—Stock payable consists of stock committed but not yet issued to service providers, stockholders or others.

Series A Convertible Preferred Stock—On June 22, 2005, the board of directors designated 7,700,000 of preferred shares as Series “A” Convertible Preferred stock (“Series A Preferred Stock”). The holders of Series A Preferred Stock have the right to vote on an as-converted basis, with the common shareholders on all matters submitted to a vote. Each share of Series A Preferred Stock was originally convertible into common stock at a price of sixty cents ($.60) per share of common stock, subject to adjustment. In connection with the May 2006 convertible debenture financing (Note 11), the conversion price was reduced to thirty-five cents ($0.35) per share. In addition, the holders of Series A Preferred Stock are entitled to receive a dividend equal to ten percent (10%) of the stated value of the Series A Preferred Stock, payable semi-annually. In the event of liquidation, dissolution or winding up of the Company, either voluntarily or involuntary, Series A Preferred holders are entitled to receive an amount equal to the Stated Value of the Preferred stock ($1.00) plus any accrued but unpaid dividends. Series A Preferred shares rank senior to the Company’s common stock and any other securities the Company may issue.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements, “(“SFAS157”). SFAS 157 simplifies and codifies guidance on fair value measurements under generally accepted accounting principles. This standard defines fair value, establishes a framework for measuring fair value and prescribes expanded disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the effect, if any, the adoption SFAS 157 will have on our financial statements, results of operations and cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108. “Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements”, (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statements whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immediate errors would not require previously filed reports to be amended. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The application fo SAB 108 did not have any material effect on our financial statement, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. We are currently evaluating the effect, if any, the adoption SFAS 157 will have on our financial statements, results of operations and cash flows.

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

At the closing, the Company paid $644,255 in cash and agreed to issue 88,853 shares of its common stock, as payment in full, for Cedars and Atlantic. Additionally, the Company entered into three month consulting agreements with the principals of PDS Imaging, paying an additional $12,000 in cash and agreed to issue an additional 277,000 shares of the Company’s common stock. The total purchase price, including the value of the consulting contract, was recorded at $773,000, including the cash and stock consideration.

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

The preliminary purchase price allocation is as follows:

Cash	$23,000
Accounts Receivable	179,000
Fixed Assets	66,000
Intangible Assets – Client List	180,000
Goodwill	469,000
Accounts Payable	(37,000)
Other Liabilities	(107,000)

Total Purchase Price	$773,000

The Company’s results include operations of PDS Imaging since August 1, 2006. The following unaudited pro forma consolidated operations of the Company for the twelve months ended June 30, 2007 assume that the acquisition had occurred as of July 1, 2006 and 2005. This financial information is provided for informational purposes only and should not be construed to be indicative of the Company’s consolidated results of operations had the acquisitions of PDS Imaging been consummated on the dates assumed and does not project the Company’s results of operations for any future period:

	For twelve months ended 6/30/07	For twelve months ended 6/30/06
Revenues	$923,296	$766,200
Net (loss) income	(5,585,439)	(11,226,483)
Preferred Dividends	(316,738)	(9,178,483)
(Loss) income attributable to common shareholders	$(5,902,177)	$(20,404,966)

(Loss) income per share – basic	$(0.16)	$(0.75)
(Loss) income per share – diluted	$(0.16)	$(0.75)

Weighted average number of common shares – basic	36,531,410	27,215,836
Weighted average number of common shares – diluted	36,531,410	27,215,836

Goodwill of $ 496,168 related to the acquisition of the mobile imaging business. Goodwill acquired in the acquisition of the mobile imaging business was written off due to the loss of a major customer which resulted in the business generating negative cash flow. A loss of $ 496,168 has been recorded in general and administrative expense.

4. PREPAID EXPENSES

As of June 30, 2007 and 2006, prepaid expenses consisted of the following items:

	June 30, 2007	June 30, 2006
Prepaid rent	7,771	8,887

Deposit on furniture	13,721	—
Prepaid insurance	2,902	—
Other	2,031	11,212

Total prepaid expenses	$44,425	$20,099

5. PROPERTY AND EQUIPMENT

The Company’s property and equipment as of June 30, 2007 and 2006 is as follows:

	June 30, 2007	June 30, 2006
Computer equipment	$328,054	$796,578
Other Equipment	214,216	119,378
Leasehold improvements	49,384	30,766
Furniture and fixtures	6,079	32,952
Automobiles	105,322	—
Software	29,440	25,933

Total property and equipment	732,494	1,005,607
Accumulated depreciation and amortization	(439,396)	(182,363)

Property and equipment, net	$293,098	$823,244

6. INTANGIBLE ASSETS

The Company’s intangible assets consist of the costs of acquiring patents. As of June 30, 2007 and 2006, intangible assets were $107,379 and $68,158, respectively.

The company has not been amortizing the costs of the patents, but will begin once they have been approved. All costs associated with filing a patent are capitalized unless the patent application is rejected at which time the costs are expensed.

7. ACCRUED EXPENSES

As of June 30, 2007 and 2006, accrued expenses consisted of the following items:

	June 30, 2007	June 30, 2006
Accrued Interest	$101,003	$55,421
Accrued Payroll	82,280	20,852
Accrued Severance Costs	—	88,970
Accrued disposal costs	98,899
Accrued royalties	37,500
Accrued legal fees	25,000
Other	23,000	—

Total accrued expenses	$367,682	$165,243

8. RELATED PARTY TRANSACTIONS

During the fourth quarter of fiscal year 2007, Michael Vosch, an officer and director of the Company, lent the Company $483,000. In July 2007, the loan was converted into 1,380,000 shares of the Company’s Common Stock. Mr. Vosch lent the Company an additional $70,000 in August 2007. The loans are interest free loans and are to be repaid by either conversion into the Company’s Common Stock or repayment of the principal at the discretion of the company.

In the year ended June 30, 2006 the Company entered into a separation agreement with its former CEO. The Company recorded expenses of approximately $133,000 in connection with this agreement. At June 30, 2006, the Company had accrued expenses of $88,970 remaining to be paid under this agreement, which were paid by January 3, 2007.

Included in the accrued liabilities of the Company as of June 30, 2005 is $75,000 due to a former officer, which was paid during the fiscal year ended June 30, 2006.

On August 18, 2005, the Board of Directors elected the managing member of Midtown Partners & Co., LLC (“Midtown Partners”) to serve as a Class I Director of the Company’s Board of Directors. There was no arrangement or understanding between the managing member and any other person(s) pursuant to which the managing member was selected as a director. Chris Phillips, the managing member resigned from the Board of Directors on September 11, 2007. Midtown Partners & Co., LLC is the NASD licensed broker-dealer that assisted the Company with its recent private placements of securities (the “Private Placements”) as further discussed in Notes 9 and 11. Midtown Partners acted as placement agent for the Company in connection with the Private Placements. Pursuant to the terms of the placement agent agreements, the Company agreed to pay Midtown Partners a cash commission and to issue warrants to Midtown Partners based on a percentage of the securities sold in the Private Placements. For the year ended June 30, 2006, $435,779 was paid in commissions plus the issuance of warrants to purchase 1,505,640 shares of common stock and 183,617 registered shares of common stock were due, all as compensation for assisting in the May 2006 convertible Debenture financing (see Note 12). Additional warrants to purchase 1,407,715 shares of common stock were issued to Midtown upon approval of an increase in the Company’s authorized share total. The total value of the fees for the 2006 placement was $2,387,000. In addition, for other services rendered, the Company issued 50,583 shares of its Series B Preferred stock to Midtown Partners in May 2005, which converted on August 22, 2005 into 606,996 shares of common stock.

In addition, the managing member of Midtown Partners & Co., LLC is also the managing member of Total CFO, LLC (“Total CFO”), which provides consulting and CFO services. The Company has engaged Total CFO to provide accounting services for a period of one year beginning June 30, 2005. The agreement between Total CFO and the Company calls for payments of $10,000 per month for the first three months and $8,500 per month for the remainder of the agreement. The agreement expired in July 2006. The Company paid total CFO approximately $119,000 for the year ended June 30, 2006 and $ 4,250 for the fiscal year ended June 30, 2007.

In September 2005, the Company engaged a director as a consultant to support the businesses goal of expanding into the operation of medical clinics. During the year ended June 30, 2006, the Company paid the consultant $65,000. As additional compensation for consulting services, the Company granted the director warrants to purchase 300,000 shares of common stock. The warrants are immediately exercisable, have an exercise price of $0.50 per share, and expire five years from the date of grant. The warrants were valued at $104,998 using the Black-Scholes option pricing model. In May 2006, the Company hired the consultant as its CEO and entered into an employment agreement (see Note 14).

A director of the Company was reported to be an advisory director of Business Consulting Group Unlimited (“BCGU”). In May 2005, the Company entered into a consulting agreement with BCGU. Under the terms of the original agreement, the Company was to issue 200,000 shares of restricted common stock to BCGU as compensation for services to be rendered through May 2006. These shares were valued at $1,000,000. In November 2005, the agreement was amended to reduce the number of shares of restricted common stock to 150,000. This modification resulted in a $448,750 reduction to the amount of consulting expense to be recognized under the agreement. The 150,000 shares of restricted common stock were issued during the year ended June 30, 2006. In conjunction with this agreement, the Company recognized consulting expense of $467,917 for the year ended June 30, 2006.

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

9. INCOME TAXES

The company has net operating loss carry-forwards which are substantially limited due to the change in ownership. The Company provided no current income tax expense due to the losses incurred through the twelve months ended June 30, 2007 and ended June 30, 2006. Net operating loss carry-forwards for tax purposes were approximately $25,700,000 at June 30, 2007 which expire at various dates through 2027. The Company has provided a 100% valuation allowance at June 30, 2007 and June 30, 2006 for the deferred tax benefit resulting from the net operating loss carry-forwards and other deferred assets. The valuation allowance increased $1,957,419 from June 30, 2006 to June 30, 2007. In addressing the potential impact of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the years ended June 30, 2007 and June 30, 2006 is as follows:

	2007	2006
Statutory federal income tax rate	(34.00)%	(34.00)%
State income taxes, net of federal taxes	(4.0)%	(4.00)%
Non-deductible items	(0.19)%	5.10%
Valuation allowance	37.40%	32.90%

Effective Tax Rate	—%	—%

Significant components of deferred tax assets and liabilities are as follows:

	June 30, 2007	June 30, 2006
Allowance for doubtful accounts	30,000	—
Stock compensation	127,000	—
Accruals	37,000	—
Deferred tax assets (liabilities):
Net operating loss carry forwards	$9,768,000	$8,282,176
Other Deferred Tax Assets	243,205
Depreciation and amortization	(154,000)	(123,595)

Deferred tax assets, net	10,116,000	8,158,581
Valuation allowance	$(10,116,000)	$(8,158,581)
Net deferred tax asset	—	—

10. MAY 2005 CONVERTIBLE DEBENTURE FINANCING

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

11. SERIES A CONVERTIBLE PREFERRED STOCK OFFERING

On August 19, 2005, the Company completed its Series A Preferred private placement of approximately $3,399,619, which such amount includes (1) $1,749,990 that had closed on June 22, 2005, (2) $1,036,629 that had closed on June 28, 2005, (3) $413,000 of which was stock subscribed as of June 30, 2005 and completed on July 14, 2005, and (4) $200,000 which was purchased on August 19, 2005. Pursuant to the Securities Purchase Agreement, in June and July of 2005 the Company issued a total of 3,199,619 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), and (b) Class B Warrants entitling holders of the Series A Preferred Stock to purchase, in the aggregate, 5,332,683 shares of Company’s common stock. In August 2005, the Company issued 200,000 shares of Series A Preferred Stock which were purchased for $200,000 and (b) Class B Warrants entitling holders of the Series A Preferred Stock to purchase, in the aggregate, 333,375 shares of Company’s common stock. On July 12, 2005, all of the holders of the May 2005 10% convertible debenture financing converted their debentures plus accrued interest into (a) 1,614,551 shares Series A Preferred Stock and (b) Class B Warrants entitling holders of the Series A Preferred Stock to purchase, in the aggregate, 2,690,834 shares of Company’s common stock.

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

Pursuant to the terms of the Series A Preferred Stock financing, the Series A Preferred Stockholders are entitled to receive additional Class B warrants in the event the Company has not filed a registration statement within 45 days after the date of the closing of the Series A Preferred financing. If the Company does not file its registration statement by this date it is required to issue Class B warrants to purchase shares of common stock equal to 1.5% of the sum of the number of shares of common stock issuable upon conversion of the Series A Preferred Stock into common stock and the number of shares of common stock issuable upon exercise of the Class B warrants originally issued. For each subsequent 30 day period that the Company does not file the registration statement, it owes the holders of the Series A Preferred Stock an additional 1.5% until the registration statement is filed up to a maximum of 9%. In addition, the series A Preferred Stockholders are also entitled to receive additional Class B warrants in the event the Company’s registration statement has not been declared effective by the SEC by the 120th day after the closing of the Series A Preferred Stock financing or the 150th day after the closing if the registration statement is subject to a full SEC review. If the Company does not meet this requirement it is required to issue Class B of Warrants to purchase common shares in the amount equal to 1.5% of the sum of the number of shares common stock issuable upon conversion of the Series A Preferred Stock into common stock and the number of shares of common stock issuable upon exercise of the Class B warrants originally issued. For each subsequent 30 day period that the registration statement is not declared effective, the Company owes the holders of the Series A Preferred Stock an additional 1.5% until the registration statement is declared effective up to a maximum of 9%. As a result of these penalty provisions, the Company issued Class B warrants to purchase 1,484,236 additional shares of common stock to the holders of the Series A Preferred Stock as required by the terms of the agreement. These warrants were valued at $4,883,993 and have been recorded as a preferred stock dividend in the accompanying consolidated financial statements for the year ended June 30, 2006.

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

12. MAY 2006 CONVERTIBLE DEBENTURE FINANCING

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

The Debentures mature on May 26, 2009 and are convertible into shares of common stock at the holder’s option at any time at an initial conversion price of $0.35 per share, subject to adjustment as further described below. Interest on the Debentures accrues at the rate of 10% per annum, payable upon conversion or semi-annually (November 1 and May 1 of each year, with the first scheduled payment date being November 1, 2006) or upon maturity, whichever occurs first, and will continue to accrue until the

Debentures are fully converted and/or paid in full. Interest is payable, at the option of the Company, either (i) in cash, or (2) in shares of Common Stock at a 10% discount from the public trading price. The Company recorded interest expense of $55,421 in the accompanying consolidated financial statements for the year ended June 30, 2006 and $823,471 for the year ended June 30, 2007.

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

As a result of the beneficial conversion feature embedded in the convertible Debentures, the Company recognized a debt discount of $2,064,152. This amount represents the intrinsic value of the conversion feature, limited to the total cash proceeds allocated to the Debentures from the private placement. The Company also recorded a $3,715,468 discount on the Debentures based upon the fair values of the Class C and Class D warrants. During the twelve months ended June 30, 2007, $21,555 of the discount was amortized and is included in interest expense in the accompanying consolidated financial statements. The remaining unamortized discount of $5,597,522 will be amortized over the remaining term of the Debentures.

The amortization schedule for the debt discount and debt issuance costs (through maturity) follows below:

	Debt Acquisition Costs	Debt Discount
Incurred on May 26, 2006	2,414,367	5,779,620

Amounts to be amortized

For the year ended June 30, 2006	67,066	160,544
For the year ended June 30, 2007	13,321	21,555
For the year ended June 30, 2008	190,764	386,811
For the year ended June 30, 2009	2,143,216	5,210,711

Total to be amortized	2,414,367	5,779,620

In connection with the May 2006 Private Placement, the broker-dealers and others were paid aggregate cash commissions equal to $463,279 (see Note 7 for related-party broker-dealers). The broker-dealers also received (a) warrants entitling the broker-dealers to purchase, in the aggregate, 1,407,100 shares of the Company’s common stock at an exercise price of thirty five ($.35) cents per share for six years and (b) warrants entitling the broker-dealers to purchase 98,540 shares of the Company’s common stock at one cent ($0.01) per share for six years, and (c) 183,617 unrestricted freely trading shares of common stock. As additional compensation, the broker-dealers received (a) warrants entitling the broker-dealers to purchase, 1,055,786 shares of the Company’s common stock at an exercise price of forty five cents ($.45) per share for six years and (b) warrants entitling the broker-dealers to purchase 351,929 shares of the Company’s common stock at an exercise price of one dollar and twenty five cents ($1.25) for ten years. The value of the warrants, calculated utilizing the Black- Scholes option pricing model is $1,835,000. This amount, combined with the cash payments and the value of the shares issued to the broker dealer are treated as debt issuance costs totaling approximately $2,414,000. This amount will be amortized over the thirty-six month term of the Debentures.

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

13. OPTIONS AND WARRANTS OUTSTANDING

Stock Option Plan

As part of the share exchange agreement dated May 6, 2005 between Taylor Madison, Telzuit Technologies, Inc. and Telzuit Technologies, LLC, all options issued and outstanding under the Company’s then existing stock option plan were cancelled. As of June 30, 2007 no options were outstanding under this plan.

On November 11, 2006, The Board of Directors approved a new Long Term Incentive Plan. At the annual meeting of shareholders on February 27, 2007, the Company’s shareholders approved the Telzuit Medical Technologies, Inc. 2007 Long Term Incentive Plan. The Plan authorized the Compensation Committee of the Board of Directors to issue up to 15,000,000 options to purchase the Company’s common stock. To date, there have been no issuances from this plan.

Warrants granted to Employees

The Company records compensation expense measured at fair value for all stock-based award transactions under the provisions of SFAS 123R “Accounting for Stock Based Compensation” (SFAS No. 123R). Effective July 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R establishes standards surrounding the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as options issued under the Company’s Stock Option Plans. SFAS 123R provides for, and the Company has elected to adopt the modified prospective application under which compensation cost is recognized on or after the required effective date for the fair value of all future share based award grants and the portion of outstanding awards at the date of adoption of this statement for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under Statement 123R pro forma disclosures. The Company’s stock option compensation expense was $335,000 and $279,998 for the twelve month periods ended June 30, 2007 and 2006, respectively. This stock option expense is a non-cash item.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. This model incorporates certain assumptions for inputs including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life and expected volatility in the market value of the underlying common stock. We used the following assumptions for options issued in the following periods:

	Twelve months Ended June 30,
	2007	2006
Expected volatility	380%	60-380%
Expected lives	10 yrs	5-10 yrs.
Risk-free interest rate	4.95%	3.94 - 5.06%
Expected dividend yield	none	none

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options and warrants have characteristics different from those of its traded stock, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options. The risk free interest rate is based upon quoted market yields for United States Treasury debt securities. The expected dividend yield is based upon the Company’s history of having never issued a dividend and management’s current expectation of future action surrounding dividends. During the twelve months ended June 30, 2007 and 2006, the Company recognized $335,000 and $0 for warrants and options vesting during the period.

	Year ended June 30, 2007		Year ended March 31, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	2,300,000	$0.50	—	$—
Granted	1,000,000	$0.50	2,300,000	$0.50
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—

Outstanding at end of period	3,300,000	$0.50	2,300,000	$0.50
Exercisable at end of period	1,550,000	$0.50	800,000	$0.50
Outstanding
Weighted average remaining contractual term		8.4		9.2

Aggregate Intrinsic Value		$—		$—

Weight average grant date fair value		$0.34		$0.35

Exercisable
Weighted average remaining contractual term		7.8		7.7

Aggregate Intrinsic Value		$—		$—

A summary of the Company’s unvested options is presented below:

	Twelve months ended June 30, 2007		Twelve months ended June 30, 2006
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	1,500,000	$0.35	—	$—

Granted	1,000,000	$0.32	2,300,000	$0.35
Vested	(750,000)	$0.34	(800,000)	$0.35
Exercised	—	—	—	—
Expired	—	—	—	—

Outstanding at end of period	1,750,000	$0.34	1,500,000	$0.35

As of June 30, 2007, there was $510,750 of total unrecognized compensation cost related to non-vested warrants granted to the Company’s employees. The cost is expected to be recognized ratably over the next 2 years.

Warrants

At June 30, 2007, the Company had outstanding warrants to purchase the Company’s common stock which were issued in connection with multiple financing arrangements, consulting agreements and employment agreements. Information relating to these warrants is summarized as follows:

Warrants	Remaining Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Class A Warrants	1,547,038	3.00	$0.5174
Class B Warrants	10,640,304	3.15	$0.6898
Class BD Warrants	76,750	2.85	$0.60
Class BD-B Warrants	10,000	3.08	$0.5174
Class BD-B Warrants	10,000	4.08	$0.6898
Class C Warrants	12,384,933	4.92	$0.45
Class D Warrants	4,128,310	8.92	$1.25
Class BD – C Warrants	1,055,786	4.92	$0.35
Class BD – X Warrants	1,407,100	4.92	$0.01
Class BD – D Warrants	351,929	4.92	$0.35
Class BD – X1 Warrants	118,540	4.92	$0.01
Other Warrants	3,300,000	8.40	$0.50
Other Warrants	25,000	3.92	$2.50
Total	35,055,690

The fair value of each warrant granted is estimated on the grant date using the Black-Scholes option pricing model using the assumptions listed in Note 2 under Stock Based Compensation for each period.

Reserved Shares

At June 30, 2007, 60,336,950 shares of common stock were reserved for issuance for the Company’s outstanding warrants and upon conversion of the outstanding Series A Convertible Preferred Stock and May 2006 Convertible debentures.

14. COMMITMENTS AND CONTINGENCIES

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

Vosch Loans

During the fourth quarter of fiscal year 2007, Michael Vosch, an officer and director of the Company, lent the Company $483,000. In July 2007, the loan was converted into 1,380,000 shares of the Company’s Common Stock. Mr. Vosch lent the Company an additional $70,000 in August 2007. The loans are interest free loans and are to be repaid by either conversion into the Company’s Common Stock or repayment of the principal at the discretion of the company.

Leases

In connection with the acquisition of PDS Imaging (see Note 3), the Company acquired various capital and operating leases on six (6) vehicles with various expiration dates through December 2010 and various medical ultrasound equipment with various expiration dates through January 2010.

In January 2007, the Company leased approximately $260,000 of new ultrasound equipment for its PDS imaging business. The equipment is subject to a five-year financial lease provided by US Bank, which financed the transaction in its entirety. Monthly payments, beginning in February 2007 and ending January 2012 are approximately $6,000. These leases are secured by a one-year $170,000 certificate of deposit. The certificate of deposit may be reduced or released back to the Company after one year of payment history.

The Company leases certain office and clinic premises under non-cancelable, operating leases which expire at various dates through March 2011.

Aggregate approximate minimum rental commitments at June 30, 2007 under non-cancelable operating leases are summarized as follows:

June 30,	Gross Rentals
2008	$198,000
2009	$203,000
2010	$153,000
2011	$84,000
2012	21,000
Total	$659,000

Rental expense included in operations totaled approximately $71,700 for the twelve months ended June 30, 2007 and $84,000 for the 12 months ended June 30, 2006.

Aggregate minimum lease commitments at June 30, 2007 under non-cancelable capital leases are summarized as follows:

	Total Payment	Interest Portion	Principal Portion
For the 12 months ended June 30,
2008	$94,346	$11,286	$83,060
2009	$19,806	$1,782	$18,024
2010	$5,574	$333	$5,241
2011	$1,261	$180	$1,081
2012 and beyond	$—	$—	$—

Total	$120,987	$13,581	$107,406

Employment Agreements

The Company has entered into employment agreements with various officers and key employees. These agreements establish bonuses based upon performance and provide for severance compensation under certain circumstances, as defined. The employment agreements for each of the company’s two officers provide for an annual base salary of between $150,000 and $160,000, subject to annual increases as approved by the compensation committee. The employment agreement for the CEO provides for warrants to purchase 2,000,000 shares of the Company’s common stock. The warrants are exercisable for ten years at an exercise price of $0.50 per share, with 25% exercisable immediately, and an additional 25% exercisable on each anniversary of his employment. The Employment Agreement for the CFO provides for warrants to purchase 1,000,000 shares of common stock at an exercise price of $.50 per share (the referred to in this paragraph as the “Warrant Shares”). Twenty-five percent of the Warrant Shares vested on the effective date of the Employment Agreement, and on each anniversary of the effective date of the Employment Agreement an additional twenty-five percent of the Warrant Shares will vest. The officers’ employment agreements expire in May 2009 for the CEO and July 2009 for the CFO.

Licensing Agreements

On March 31, 2006 the Company entered into a software license agreement with an unrelated company to provide certain additional software to be used in the operation and delivery of the Company’s products and services. Pursuant to the terms of the agreement on March 31, 2006 the Company made the $25,000 non-refundable payment. In consideration for the non-refundable payment, the Company received one copy of the software. Additional terms of the agreement are as follows: (i) the agreement will remain in force until terminated; (ii) at the request of the Company additional copies of the software are available for $12,500 per copy; (iii) the Company agrees to pay the software company a royalty of 0.5% of the first annual gross turnover equal to one million two hundred and twenty-five thousand dollars and, once said gross turnover has been reached, a royalty of 0.25% of the annual gross turnover thereafter; (iv) the Company guarantees that the royalty payments to be made will not be less than $37,500 for each 12-month period during the first five years and in the event the royalty payments are calculated to be less than the $37,500 stipulated in the contract the Company will pay the difference.

The Company has commitments under various agreements with service providers and consultants as part of its routine operations which extend beyond June 30, 2007.

15. LEGAL PROCEEDINGS

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

In addition, in the FSI Complaint, Focused Strategies, Inc. requests declaratory relief seeking (a) a determination as to the current ownership of Telzuit Technologies, LLC, (b) a determination as to the controlling ownership group of Telzuit Technologies, LLC, and (c) a determination as to the validity of the Share Exchange Agreement, dated May 6, 2005, between Telzuit Technologies, LLC, Telzuit Medical, et. al., providing for the transfer of all of the capital stock of Telzuit Technologies, Inc. to Telzuit Medical in exchange for capital stock of Telzuit Medical.

The management of Telzuit Medical believe that Focused Strategies, Inc.’s claims are not substantiated by the facts, and are without merit, and intends to defend the Company’s positions vigorously. In the Answer and Counter-Claim, Telzuit Technologies, Inc. and Telzuit Technologies, LLC assert a number of defenses in response to the allegations made in the FSI Complaint, including fraud, breach of contract, and self-dealing. In addition, Telzuit Technologies, Inc. and Telzuit Technologies, LLC have filed counterclaims against the claimant, based on fraud and breach of implied contract. In connection with each of these claims, Telzuit Technologies, Inc. and Telzuit Technologies, LLC seek damages in excess of $15,000. The parties mediated their respective claims on March 3, 2006, and April 11, 2007, but were unsuccessful in reaching an agreement to resolve the lawsuit. The court has set a trial date of October, 2007. The Company intends to seek to postpone the trial while it engages new legal counsel in this matter. There can be no assurance the Company will be successful in postponing the trial date or timely engaging legal counsel. If the outcome of this litigation is adverse to the Company, our liquidity, financial condition and operating results could be materially adversely impacted.

Todd Lavelle and Michael Evertsen v. Telzuit Medical Technologies, Inc.

On December 22, 2006, Todd Lavelle and Michael Evertsen, the former shareholders of “PDS Imaging” filed a Complaint and Demand for Jury Trial in the United States District Court Middle District of Florida, Orlando Division, titled Todd Lavelle and Michael Evertsen v. Telzuit Medical Technologies, Inc. The Complaint alleged that the Company had breached its agreements with Todd Lavelle and Michael Evertsen. The Complaint sought damages of $100,000 in stock, the assumption of certain equipment leases and payment of legal fees. The Company had previously recorded the stock and lease assumptions on its financial statements. The Company filed a response and Motion to Dismiss on January 29, 2007. On March 28, 2007 the case was dismissed, without prejudice, by the United States District Court Middle District of Florida, Orlando Division. Lavelle and Evertsen filed a new complaint on May 15, 2007. The parties are in discussion. There can be no assurance the Company will settle this matter.

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

16. EQUITY TRANSACTIONS

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

During the year ended June 30, 2007, the Company paid out 2,182,727 shares of its common stock to satisfy dividend payments accrued related to the Series A Convertible Preferred Stock.

During the year ended June 30, 2007, the Company paid out 3,665,638 shares of its common stock to satisfy interest payments accrued related to the 10% Senior Secured Debentures.

During the year ended June 30, 2007, the Company issued 671,000 shares of its common stock upon conversion of 234,853 Preferred A shares.

See Footnote 12 above for a discussion regarding the issuance of Warrants to Jerry Balter, the Company’s Chief Financial Officer.

The Company records compensation expense measured at fair value for all stock-based award transactions under the provisions of SFAS 123R “Accounting for Stock Based Compensation” (SFAS No. 123R). When warrants or options are issued, the fair value of the warrants is determined on the date of grant using the Black-Scholes option pricing model, and the fair value is recognized over the vesting period. During the years ended June 30, 2007 and 2006, the Company recognized $335,000 and $271,250 for warrants and options vesting during the period.

17. CLOSURE OF WALK-IN CLINICS

On March 30, 2007, the Company closed its two walk-in clinics. The closing of its two walk-in clinics resulting in a loss from discontinued operations of $511,992 for the fiscal year ended June 30, 2007. As part of the closure the company had leases on the two properties that remain in effect.

•

One lease, Technological Plaza West, Ltd is for 2,485 square feet located at 3403 Technological Avenue; Suite 16; Orlando, FL 32817. The lease commenced on March 1, 2006 and expires on February 28, 2011. The remaining payments on this lease after March 31, 2007 are $165,300 plus taxes and escalation payments, which add approximately $24,000 to this amount. The Company assigned this lease to an unaffiliated third party, which requires the Company to remain liable for all payments due under the lease that are not paid by the assignee. The Company had deposited $20,511 as a security deposit when it entered into this lease, which was assigned to the assignee of the lease in the proposed transaction.

•

The second lease, Metrowest Village Shopping Center is for 1,518 square feet located at 2411 S. Hiawassee Road; Suite 23; Orlando, FL 32835. The lease commenced on December 6, 2005 and expires on December 31, 2010. The remaining payments on this lease after March 31, 2007 are $166,980 plus taxes and escalation payments, which add approximately $27,500 to this amount. The Company had deposited $33,321 as a security deposit when it entered into this lease.

•	Within each facility are furniture and fixtures which had a book value on March 30, 2007 of $43,171. The Company has no use for such furniture and fixtures and has written them off.

•	There are no other obligations related to the walk-in clinics

In March 2007, the Company abandoned its two walk-in clinics and accrued $98,899 related to abandonment of these facilities. This amount was calculated as the present value of the remaining lease rentals, reduced by the estimated market value of sublease rentals. If the Company does not sublease these facilities, the actual loss will exceed this estimate. There are no other exit costs. The Company is accounting for the costs associated with these transactions in accordance with SFAS No. 146, “Accounting for Costs Associated with an Exit or Disposal Activity,” because the above arrangements are planned and controlled by management and materially changed the manner in which the Company’s business will be conducted. In accordance with SFAS No. 146, costs associated with disposal activities, the Company reported a total of $119,410 in disposal costs from discontinued operations. The above transactions were communicated to the Company’s employees on March 9, 2007. As of March 31, 2007, all 6 employee positions associated with the walk-in clinics had been eliminated. There were no employee termination costs.

The Company anticipates that in future periods there will not be any additional disposal costs related to the closing of the walk-in clinics.

18. IMPAIRMENT OF PROPERTY AND EQUIPMENT

In light of the closing of the walk-in clinics discussed in Note 16, the Company determined that it is more likely than not that a majority of its fixed assets related to the walk-in clinics would be sold or disposed of prior to the end of their useful life. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Term Assets, the Company wrote down the value of its assets to their estimated fair values in March 2007. The Company estimates the fair value of the assets to not exceed the costs incurred to sell the assets. Therefore, the book value of the assets related to the clinics has been fully impaired, totaling $43,171.

Computer equipment with a net book value of $ 544,898 was written down to fair market value of $ 48,120 based upon an offer received from an unrelated third party. The equipment will no longer be used in the Statpatch reporting process. A loss of $ 496,779 was reported in general and administrative expenses as a result of this impairment.

19. GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses since our inception and have experienced and continue to experience negative cash flows from operations. In addition, we had a working capital deficiency of $577,487 as of June 30, 2007. The company does not have enough cash to continue operations at historical levels beyond October 31, 2007. Short term, we will have to rely on external sources for funding to support immediate operating requirements. Until such time as we can achieve positive cash flow on a monthly basis, the dependence on external capital will remain. Management believes that the Company will need to raise an additional $1.5 million to continue our business for at least the next twelve (12) months.

If we are successful in timely raising additional capital, our plan of operation for the twelve-month period following the date of this quarterly report on Form 10-KSB is to continue to develop and market the STATPATCH System and to operate our Mobile Imaging business.

The Company will need to raise additional capital in order to fund operations and research and development. As discussed above, we believe that our cash on hand will not be sufficient to cover these anticipated expenditures, and the Company will need to raise additional cash in the future as our current cash and working capital resources are depleted. The Company received a loan from a related party of $483,000 during fiscal 2007, which was subsequently converted into 1,380,000 shares of the Company’s Common Stock, and received an additional $70,000 in July 2007. We may seek to raise additional capital through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We also may seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. We currently do not have any arrangements or commitments for, or readily available sources of, additional financing. We cannot give you any assurance that we will be able to secure the additional cash or working capital we will require to continue our operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

(2) Changes In Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Section 240.13a-15(f) or 240.15d-15(f) of the Exchange Act) during our fourth fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.	Other Information

Not applicable.

PART III.

Item 9.	Directors and Executive Officers of the Registrant

As of September 27, 2007, the directors and executive officers of Telzuit Medical Technologies, Inc., their age, positions, the dates of their initial election or appointment as directors or executive officers, and the expiration of their terms are as follows:

Name of Director/Executive Officer	Age	Position	Period Served
Warren Stowell	55	President and Chief Executive Officer; Class III Director	March 2006 to Present; term as Class III Director expires in 2009

Jerry Balter	55	Chief Financial Officer	July 2006 to Present

Michael Vosch	49	Senior Vice President of Product Development; Class II Director	May 2005 to Present; term as Class II Director expires in 2008

Jon C. Stemples	66	Class III Director and Chairman of the Board of Directors	Term as Class III Director expires in 2009

Kenneth F. Adams	61	Class III Director	Term as Class III Director expires in 2009

Richard J. Bischoff	62	Class II Director	Term as Class II Director expires in 2008

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

Jerry Balter. Mr. Balter has been Chief Financial Officer since July 2006. He has worked most of the last 25 years in the investment banking and venture capital business, primarily focused on emerging health care and life sciences companies. He has worked for Robertson, Stephens & Co., as a research analyst and investment banker, a founder and managing partner of The Ulysses Group, founder and manager of The New Zealand Seed Fund, a managing director of Aurora Capital LLC and a managing director of Punk, Ziegel & Company, L.P. Mr. Balter has been involved with numerous companies from founding through their IPO’s. He has a BS in biology/biochemistry from Columbia University and an MBA in Finance from NYU’s Stern School of Business.

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

Richard J. Bischoff, Esquire. Mr. Bischoff has 35 years of experience as a corporate attorney practicing in Miami, Florida. He practiced with national and regional law firms before establishing a consultancy in corporate governance matters. Mr. Bischoff holds a BS degree in accounting from the University of Florida and JD and LLM degrees from the University of Miami.

Audit Committee

The audit committee is comprised of Ken Adams (Chairman), Jon Stemples and Richard Bischoff.

Audit Committee Financial Expert

Ken Adams is deemed to be an “audit committee financial expert” and is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors, and persons who own more than 10% of a registered class of the Company’s equity securities to file an initial report of ownership on Form 3 and changes in ownership on Forms 4 or 5 with the SEC. Executive officers, directors, and greater-than-10% shareholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on a review of the copies of such forms received by us, or written representations from certain reporting persons, the Company believes that all of these requirements were satisfied during the fiscal year ended June 30, 2007, except as follows:

Name of Reporting Person	No. of Late Reports (1)	No. of Transactions Not Reported Timely	Failure to File Form 5
Michael J. Vosch	3	3	✓

(1)	All late reports (Form 3 or Form 4) have been filed with the SEC.

To the best of our knowledge, other than as set forth above, there were no other late filings required to be filed under Section 16(a) during the fiscal year ended June 30, 2007.

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

SUMMARY COMPENSATION TABLE

	Year	Annual Compensation		Long-Term Compensation
Name and Principal Position		Salary	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards/ Securities Underlying Options SARs (1)	Payouts LTIP Payouts ($)	All Other Compensation ($)
Warren Stowell,	2007	$160,000	$—	$6,000	$—	—	$—
Chief Executive Officer(2)	2006	$21,505		$1,000	$279,998		$65,000

Jerry Balter (3)	2007	$145,480		$6,000			$45,000

James Tolan,(4)	2007	$80,000	$—	$3,000	$—	—	—
Senior Vice President	2006	$165,519	$50,000	$6,000	$1,125,000	—	—

Michael Vosch,	2007	$160,000	$—	$6,000	$—	—	—
Senior Vice President	2006	$165,519	$50,000	$6,000	$6,883	—	—

1)	Amounts reflect fair market value of membership interests of Telzuit Technologies, LLC issued to the executive officers for fiscal years 2004 and 2005. For fiscal years 2006, the amounts reflect the value of stock and warrants awarded to executive officers.
2)	Prior to becoming Chief Executive Officer, Mr. Stowell received $65,000 in cash compensation during fiscal year 2006 related to the development of the out-patient clinic business.
3)	Mr. Balter became Chief Financial Officer on July 11, 2007. Prior to that time his prior employer, The Ulysses Group Advisors, Inc. received consulting payments totaling $45,000.
4)	Mr. Tolan resigned as Chief Executive Officer effective March 14, 2006.

Stock Options and Stock Appreciation Rights Grant Table

The following table provides certain information with respect to individual grants during the 2007 fiscal year to each of our named executive officers of common share purchase options or stock appreciation rights relating to our common shares:

Name	Common Shares Underlying Grant Of Options Or SARs	As Percentage Of Option/ SAR Grants To All Employees	Exercise Or Base Price	Expiration Date
Warren Stowell	2,300,000	69.7%	$0.50	June 16, 2016	(1)
Jerry Balter	1,000,000	30.3%	$0.50	July 11, 2016

(1)	The expiration date for 300,000 shares underlying common stock purchase warrant approved for issuance to Warren Stowell will be five years from the date of issuance. As of the date of this filing, such warrants have not been issued.

Stock Options and Stock Appreciation Rights Exercise And Valuation Table

The following table provides certain information with respect to each of our named executive officers concerning any common share purchase options or stock appreciation rights they may have exercised in fiscal year 2006, and the number and value of any unexercised common share purchase options or stock appreciation rights they may hold as of June 30, 2007:

Named Executive Officer	Shares Acquired On Exercise	Value Realized	Number of securities underlying unexercised options/ SARs at June 30, 2007 (Exercisable/ Unexercisable)	Value of unexercised in-the- money options/ SARs at June 30, 2007 (Exercisable/ Unexercisable)
Warren Stowell	0	Not Applicable	1,300,000 exercisable/ 1,000,000 unexercisable	0 exercisable/ 0 unexercisable

Jerry Balter	0	Not Applicable	500,000 exercisable/ 500,000 unexercisable	0 exercisable/ 0 unexercisable

A summary of the Company’s unvested options is presented below:

	Year ended June 30, 2007
	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	1,500,000	$0.35
Granted	1,000,000	$0.32
Vested	(750,000)	$0.34
Exercised	—	—
Expired	—	—

Outstanding at end of period	1,750,000	$0.34

As of June 30, 2007, there was $573,750 of total unrecognized compensation cost related to non-vested warrants granted to the Company’s employees. The cost is expected to be recognized ratably over the next 2.25 years.

Compensation of Directors

We did not compensate our outside directors during the year ended June 30, 2007.

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

Jerry Balter, Chief Financial Officer

On July 11, 2006, Telzuit Medical Technologies, Inc. entered into a three-year employment agreement with Jerry Balter(the “Balter Employment Agreement”). Under the terms of the Balter Employment Agreement, Mr. Balter is entitled to receive a salary of $150,000 per annum, subject to annual increases based on the increase in the consumer price index, plus three percent (3%). In addition, under the terms of the agreement, Mr. Balter is (a) eligible for a performance based bonus (to be awarded by the Compensation Committee of the Board of Directors) at its discretion, (b) entitled to receive health benefits and coverage, (c) entitled to receive paid life insurance for coverage up to $50,000, and (d) entitled to receive a monthly car allowance. Mr. Balter received a payment of $45,000 for relocation expenses upon entering into his contract. Mr. Balter will also receive warrants and/or options (if a stock option is approved by the shareholders) for one million shares at an exercise price of $0.50. Twenty-five percent (25%) of this award vested upon entering into the contract and Twenty-five percent (25%) will vest at the end of each year of the contract.

Michael Vosch, Vice President

On January 3, 2005, Telzuit Technologies, LLC entered into a two-year employment agreement with Michael Vosch (the “Vosch Employment Agreement”). Under the terms of the Vosch Employment Agreement, Mr. Vosch is entitled to receive a salary of $150,000 per annum, subject to annual increases based on the increase in the consumer price index, plus three percent (3%). In addition, under the terms of the agreement, Mr. Vosch is (a) eligible for a performance based bonus (to be awarded by the Chief Executive Officer) an amount up to twenty percent (20%) of Mr. Vosch’s base salary, (b) entitled to receive health benefits and coverage, (c) entitled to receive paid life insurance for coverage up to $50,000, and (d) entitled to receive a monthly car allowance. Mr. Vosch’s contract expired on January 3, 2007. He remains an employee of the Company at terms materially similar to those cited above.

James Tolan, former Vice President

On January 3, 2005, Telzuit Technologies, LLC entered into a two-year employment agreement with James Tolan (the “Tolan Employment Agreement”). Under the terms of the Tolan Employment Agreement, Mr. Tolan is entitled to receive a salary of $150,000 per annum, subject to annual increases based on the increase in the consumer price index, plus three percent (3%). In addition, under the terms of the agreement, Mr. Tolan is (a) eligible for a performance based bonus (to be awarded by the Chief Executive Officer) an amount up to twenty percent (20%) of Mr. Tolan’s base salary, (b) entitled to receive health benefits and coverage, (c) entitled to receive paid life insurance for coverage up to $50,000, and (d) entitled to receive a monthly car allowance. Mr. Tolan’s contract expired on January 3, 2007. He is no longer an employee of the Company.

Don Sproat, former Chief Executive Officer

On January 3, 2005, Telzuit Technologies, LLC entered into a two-year employment agreement with Don Sproat (the “Sproat Employment Agreement”). Under the terms of the Sproat Employment Agreement, Mr. Sproat is entitled to receive a salary of $150,000 per annum, subject to annual increases based on the increase in the consumer price index, plus three percent (3%). In addition, under the terms of the agreement, Mr. Sproat is (a) eligible for a performance based bonus amount up to twenty percent (20%) of Mr. Sproat’s base salary, (b) entitled to receive health benefits and coverage, and (c) entitled to receive a monthly car allowance. Mr. Sproat resigned from the Company on March 14, 2006. He was under the terms of his contract through December 31, 2006.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below sets forth information with respect to the beneficial ownership of our common stock as of September 27, 2007 for (i) any person who we know is the beneficial owner of more than 5% of our outstanding common stock; (ii) each of our directors or those nominated to be directors, and executive officers; and (iii) all of our directors and executive officers as a group.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
Title of Class	Name, Title and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage of Class(2)
Common	Warren D. Stowell, Executive Officer and Member of the Board of Directors	2,355,000 (3)	5.8%
Common	Jerry Balter, Executive Officer	1,000,000 (4)	2.4%
Common	Michael Vosch, Member of the Board of Directors and an Executive Officer	1,402,100(5)	3.4%
Common	Jon C. Stemples, Member of the Board of Directors	119,719 (Direct Ownership)	*
Common	Kenneth F. Adams, Member of the Board of Directors	30,000 (Direct Ownership)	*
Common	Richard J. Bischoff, Member of the Board of Directors	25,700 (Direct Ownership)	*
Common	All Officers and Directors as a Group (8 Persons)	4,932,519(8)	12.1%

*	Less than 1%.
(1)	Unless otherwise indicated, the address of each shareholder is 5422 Carrier Drive, Suite 306, Orlando, Florida 32819.
(2)	Applicable percentage of ownership is based on 40,594,879 shares of common stock being issued and outstanding as of June 30, 2007. Calculations do not include outstanding warrants, options, convertible debentures, or other rights issued by the Company, unless the reporting person is the beneficial owner of the warrant, option, or other right. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of the filing date of this registration statement are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise noted, we believe that all shares are beneficially owned and that all persons named in the table have sole voting and investment power with respect to all shares of common stock owned by them.
(3)	Includes (a) 55,000 common shares directly owned by Warren Stowell; (b) common shares related to a contractual right to receive a common stock purchase warrant exercisable for 300,000 shares; and (c) 2,000,000 common shares underlying stock warrants and/or which Mr. Stowell is eligible to receive pursuant to his Employment Agreement dated effective as of May 8, 2006. Twenty-five percent of the warrants under the Employment Agreement vested on the effective date of the Employment Agreement, and an additional twenty-five percent vest on each anniversary thereof.
(4)	As part of Mr. Balter’s Employment Agreement dated July 13, 2006, he is eligible to receive a stock option and/or warrants to purchase 1,000,000 shares of the Company’s common stock, subject to a vesting schedule of twenty-five percent as of the effective date of the Employment Agreement and twenty-five at each anniversary thereof.
(5)	Includes (a) 1,402,100 common shares directly owned by Michael Vosch.

Item 12.	Certain Relationships and Related Transactions

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

1. On May 8, 2006, the Company entered into a loan agreement with Telzuit Technologies, LLC. The terms of the agreement are as follows: $225,000 of cash and 25,000 of prepaid services with an outside vendor, at an interest rate of 5% per annum, payable on demand. Pursuant to the agreement, the Company received $50,000 cash and the $25,000 of prepaid services on April 3, 2006; $50,000 of cash on April 13, 2006; $25,000 cash on April 18, 2006; and $100,000 cash on May 1, 2006.

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

3. During the fourth quarter of fiscal year 2007, Michael Vosch, an officer and director of the Company, lent the Company $483,000. In July 2007, the loan was converted into 1,380,000 shares of the Company’s Common Stock. Mr. Vosch lent the Company an additional $70,000 in August 2007. The loans are interest free loans and are to be repaid by either conversion into the Company’s Common Stock or repayment of the principal at the discretion of the company.

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

Audit Fees. Our principal independent accountants (including our former principal independent accountants) billed us, for the twelve month fiscal years ending June 30, 2007 and June 30, 2006, the following aggregate fees for its professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB reports, our Form 10-KSB reports, or other services normally provided in connection with statutory and regulatory filings or engagements:

Fiscal Year ended June 30, 2007	$133,500
Fiscal Year ended June 30, 2006	$138,258

Audit-Related Fees. Our principal independent accountants (including our former Principal independent accountants) billed us, for the twelve month fiscal years ending June 30, 2007 and June 30, 2006, the following aggregate fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees”:

Fiscal Year ended June 30, 2007	$7,900
Fiscal Year ended June 30, 2006	$20,000

Tax Fees. Our principal independent accountants (including our former Principal independent accountants) billed us, for the twelve month fiscal year ending June 30, 2007 and June 30, 2006, the following aggregate fees for professional services rendered for tax compliance, tax advice and tax planning:

Fiscal Year ended June 30, 2007	$9,000
Fiscal Year ended June 30, 2006	$19,262

All Other Fees. Our principal independent accountants (including our former Principal independent accountants) billed us, for the twelve month fiscal years ending June 30, 2006 and June 30, 2007., the following aggregate fees for products and services provided by it, other than the services reported in the above three categories:

Fiscal Year ended June 30, 2007	$0
Fiscal Year ended June 30, 2006	$5,000

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

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
2.01	Share Exchange Agreement dated May 6, 2005, by and among Registrant, Telzuit Technologies, LLC, Telzuit Technologies, Inc., Michael J. Vosch, James P. Tolan, Don Sproat, and Chris Phillips, as authorized representative for each of the persons that purchased the 10% Convertible Promissory Debentures issued by Taylor Madison. (2)

3.01	Articles of Incorporation of Telzuit Medical Technologies, Inc., formerly known as Taylor Madison Corp. (2)

3.02	Articles of Amendment to Articles of Incorporation, Certificate of Designations, Preferences, and Rights of the Series B Preferred Stock. (2)

3.03	Articles of Amendment to Articles of Incorporation, Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock (3).

3.04	Bylaws of Telzuit Medical Technologies, Inc., formerly known as Taylor Madison, Corp. (2)

10.01	Conversion of Debt to Equity Agreement. (1)

10.02	Exclusive Manufacturing and Distribution Agreement. (1)

10.03	Assignment of Gund, Inc. Agreement (1)

10.04	Securities Purchase Agreement dated May 6, 2005, by and among Registrant, Lucien Lallouz, Michael B. Wellikoff, Taylor Madison Holdings, Inc., and Chris Phillips, as authorized representative for each of the persons that purchased 10% Convertible Debentures issued by Taylor Madison. (2)

10.05	Form of 10% Convertible Debenture issued on May 6, 2005. (2)

10.06	Form of Class A Warrant issued on May 6, 2005 to purchaser of the 10% Convertible Debentures. (2)

10.07	Consulting Agreement, effective as of May 6, 2005, by and between Apogee Business Consultants, LLC, a Nevada corporation, and Registrant. (2)

10.08	Private Placement Agreement dated May 6, 2005 by and between Midtown Partners & Co., LLC and Registrant. (2)

10.09	Form of Warrant issued to Midtown Partners & Co., LLC on May 6, 2005. (2)

10.10	Agreement by Registrant dated May 6, 2005 regarding 1 for 31 reverse stock split. (2)

31.01	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 302 (4)

31.02	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

32.01	Section 906 Certification by Chief Executive Officer (4)

32.02	Section 906 Certification by Chief Financial Officer (4)

99.01	Irrevocable Proxy granted by ZTZ Trust, Lucien Lallouz, Trustee to Telzuit Technologies, LLC to vote 8,350,000 shares of Common Stock of the Registrant. (2)

99.02	Irrevocable Proxy granted by Michael B. Wellikoff to Telzuit Technologies, LLC to vote 3,478,000 shares of Common Stock of the Registrant. (2)

(1)	Previously filed as an exhibit to the Form 8-K filed with the SEC on November 8, 2004, and incorporated herein by reference.
(2)	Previously filed as an exhibit to exhibit to the Form 8-K filed with the SEC on May 12, 2005.
(3)	Previously filed as an exhibit to the Form 8-K filed with the SEC on June 24, 2005.
(4)	Filed herewith.

[signature pages to follow]

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer.

(Registrant)
TELZUIT MEDICAL TECHNOLOGIES, INC.

By:	/s/ Warren Stowell
Warren Stowell
President and Chief Executive Officer

By:	/s/ Jerry Balter
Jerry Balter
Chief Financial Officer and Principal Accounting Officer

Date:	October 2, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and at the dates indicated.

By:	/s/ Warren Stowell
Name:	Warren Stowell
Title:	President, Chief Executive Officer and member of the Board of Directors

Date:	October 2 , 2007

By:	/s/ Michael Vosch
Name:	Michael Vosch
Title:	Senior Vice President of Product Development and member Of the Board of Directors

Date:	October 2 , 2007

By:	/s/ Jon Stemples
Name:	Jon Stemples
Title:	Chairman of the Board of Directors

Date:	October 2, 2007

By:	/s/ Kenneth F. Adams
Name:	Kenneth F. Adams
Title:	Member of the Board of Directors

Date:	October 2, 2007

By:	/s/ Richard J. Bischoff
Name:	Richard J. Bischoff
Title:	Member of the Board of Directors

Date:	October 2 , 2007