Form 10QSB
period 2007-09-30
Telzuit Medical Technologies, Inc.
filed 2007-11-19
CIK 1093837

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The issuer had 49,271,531 shares of Common Stock, par value $.001 per share, outstanding as of November 19, 2007

Transitional Small Business Issuer Format (check one):    Yes  ☐    No  ☒

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

Telzuit Medical Technologies, Inc.

Contents

Financial Statements:

Telzuit Medical Technologies, Inc. & Subsidiaries

Consolidated Balance Sheets

	September 30, 2007 (unaudited)	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	84,661	$178,959
Short term investments, restricted	170,000	170,000
Accounts Receivable	113,068	102,865
Prepaid expenses	22,826	44,425
Inventory	74,890	74,890
Other current assets	38,453	38,452

Total current assets	503,898	609,951
Property and equipment (net of accumulated depreciation and amortization of
$469,561 and $439,396)	262,933	293,098
Intangible assets,
(net of accumulated amortization of $0 and $0)	473,179	107,379

Other assets:
Goodwill	—	—
Acquired Client List (net of accumulated amortization of $180,000 and $165,000)	—	15,000
Licensed software	333,426	333,426
Debt Issuance Costs (net of accumulated amortization of $93,925 and of $80,386)	2,320,442	2,333,981
Total other assets	3,127,048	2,682,487
TOTAL ASSETS	$3,893,878	$3,692,475

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$197,554	97,249
Accrued expenses	485,593	367,682
Dividends payable	78,081	140,881
Bank Loan, Current Portion	103,294	98,266
Note Payable- shareholder	305,250	483,000
Total current liabilities	1,169,772	1,187,078
Long Term Liabilities
10% Convertible Debentures	5,779,620	5,779,620
Net Debentures	(5,573,366)	(5,597,522)
Less Discount on Debentures	206,254	182,098
Note payable, Less Current Portion	78,001	86,709
Total liabilities	1,454,027	1,455,885

Series “A” convertible preferred stock, $0.001 par value; 7,700,000 shares authorized; 3,066,321 and 3,066,321 shares outstanding	12,366,875	12,366,875
Stockholders’ deficit:
Common stock, $0.001 par value; 125,000,000 shares authorized; 49,227,021 and 40,550,369 shares issued and outstanding	49,228	40,552
Stock payable	673,504	673,304
Additional paid in capital	20,313,712	19,665,263
Accumulated deficit	(30,863,448)	(30,509,404)
Total stockholders’ deficit	(9,827,024)	(10,130,285)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,893,878	3,692,475

See notes to consolidated financial statements

Telzuit Medical Technologies, Inc. & Subsidiaries

Consolidated Statements of Operations

(unaudited)

	For the three months ended September 30, 2007	For the three months ended September 30, 2006

Revenues	$134,293	$175,562

Cost of Revenues	175,914	163,245

Gross Margin	(41,621)	12,317

Research and development expenses	65,541	27,301
Selling, general and administrative expenses	468,265	931,366

Loss before other Income (Expense)	(575,426)	(946,350)

Interest Income	72	22,604
Gain on extinguishment of debt	394,680	—

Interest Expense	(182,185)	(205,807)

Net loss from continuing operations	(362,859)	(1,129,523)

Loss from discontinued operations	15,548	73,192

Net Loss	$(377,408)	$(1,202,745)

Preferred Stock Dividends	(76,656)	(80,619)

Net Loss attributable to Common Shares	$(454,064)	$(1,283,364)

Basic and Diluted Net Loss per common share	$(0.01)	$(0.04)

Weighted average shares outstanding – basic and diluted	45,036,302	34,030,639

See notes to consolidated financial statements

Telzuit Medical Technologies, Inc. & Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended September 30, 2007	For the three months ended September 30, 2006
Net Loss	(377,408)	(1,202,745)

Operating Activities
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	45,165	60,153
Amortization of debt discount	24,156	1,346
Amortization of debt issuance costs	13,538	1,180
Non-cash compensation expense	63,750	137,500
Amortization of Intangibles	—	30,000
Gain on extinguishment of debt	394,680	—
(Increase) Decrease in assets:
Accounts Receivable	(10,203)	(41,347)
Inventory	—	—
Other current assets	—	27,840
Other assets	21,599	—
Increase (Decrease) in liabilities:
Accounts Payable	100,305	22,439
Accrued expenses	117,911	143,252

Net Cash Used in Operating Activities	(395,867)	(876,062)

Investing Activities
Cash paid for acquisition, net of cash acquired	—	(633,619)
Increase in intangible assets	—	(10,873)
Purchase of property and equipment	—	(55,542)

Net Cash Used in Investing Activities	—	(700,034)

Financing Activities
Proceeds from shareholder loan	305,250	—
Repayment of loans	(3,681)	—

Net Cash Provided by Financing Activities	301,569	—

Net Decrease in Cash and Cash Equivalents	(94,298)	(1,576,096)
Cash and Cash Equivalents at Beginning of Period	178,959	3,643,722

Cash and Cash Equivalents at End of Period	84,661	2,067,626

Non-cash Investing and Financing Activities:
Accrued dividends on Series A Preferred Stock	76,656	80,619
Series A Preferred Stock dividends paid through issuance of Common Stock	139,455	3,326
Conversion of Series A Preferred Stock to Common Stock	—	218
Conversion of shareholder notes payable to common stock	483,000	—
Common stock paid for intangible assets	359,600	—
Stock payable incurred for acquisition	—	102,439

See notes to consolidated financial statements

1. FINANCIAL STATEMENTS

The unaudited consolidated financial statements have been prepared by Telzuit Medical Technologies, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended September 30, 2007 and 2006; (b) the financial position at September 30, 2007; and (c) cash flows for the three month periods ended September 30, 2007 and 2006, have been made.

Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended June 30, 2007. The results of operations and the cash flows for the three month periods ended September 30, 2007 are not necessarily indicative of those to be expected for the entire year.

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

Revenue Recognition—The Company has historically derived its revenue from the following two primary sources: (i) its now closed walk-in clinics; and (ii) its mobile imaging business. The Company recognizes revenue from these sources when services have been performed, net of anticipated discounts taken by third party payors, such as insurance carriers, Medicare and Medicaid. The Company also derived minimal amount of revenue from its STATPATCH business during the quarter ended December 31, 2006. The Company recognizes revenue from its STATPATCH business in the following two ways: (i) medical providers are provided with STATPATCH patches and receiving devices by the Company, without charge, and the Company bills third party payors upon issuing a holter monitor report; and (ii) the Company provides STATPATCH patches and receiving devices to third party distributors, without charge, who will provide the product to medical providers. When the Company receives information from the patch and sends a holter report to the medical provider, the distributor or medical provider will directly bill third party payors for this service. The Company will bill the distributor on a regular basis based on the number of reports the Company has issued during the period. The Company will only bill and recognize revenue from its STATPATCH business when a holter monitor report is generated and sent to a medical provider. Revenues will be recognized net of contractual adjustments as the reports are generated. The STATPATCH patches and receiving devices will remain the property of the Company.

Fair Value of Financial Instruments—The carrying values of cash short-term investments and receivables and payables approximate their fair values due to their short maturities. At September 30, 2007 the fair value of the convertible debentures was carried at $206,254 and their face value was $5,779,620. At June 30, 2007, the fair value of the convertible debentures was carried at $182,098 and their face value was $5,779,620. These differences are attributed to the debt discount associated with the Black-Scholes value of warrants and the intrinsic value of the beneficial conversion feature embedded in the debentures.

Cash and Cash Equivalents—Cash equivalents are comprised of certain highly liquid investments with maturity of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Short Term Investment—Short term investment is comprised of a certificate of deposit in the Company’s name, which matures on January 1, 2008. This certificate of deposit is being utilized as collateral, for a period of twelve months, for an equipment lease which the Company entered into in January 2007. Upon the maturity of the certificate of deposit, the monies from the certificate of deposit will be unrestricted.

Accounts Receivable—Accounts receivable are comprised of amounts billed primarily to third party payors, such as insurance carriers, Medicare, and Medicaid. Additionally, the Company bills physicians’ practices to whom we provide mobile imaging services. The Company maintains an allowance based upon the collections experience from the PDS Imaging business over the last 14 months.

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

The Company accounts for its goodwill and other intangible assets under Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which requires, among other things, that companies test goodwill for impairment at least annually. Amortizable intangible assets are amortized over their useful lives (one year for client list), or, in the case of patents, over the lesser of the patent’s economic or legal life (17 years in the United States). The carrying value of these intangible assets is periodically reviewed by management to determine if facts and circumstances warrant adjustments to the carrying value and estimates of useful lives. In the fourth quarter of the fiscal year ended June 30, 2007 we wrote-down $469,168 related to the impairment of the goodwill related to the PDS Imaging acquisition. In the three months ended September 30, 2007, the company acquired additional intellectual property from Michael Vosch on exchange foe six million shares of common stock, valued at $365,800.

Impairment of long-lived Assets—In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates the carrying value of long-lived assets when circumstances indicate the carrying value of those assets may not be fully recoverable. The Company evaluates recoverability of long-lived assets held for use by comparing the net carrying value of an asset group to the estimated undiscounted cash flows (excluding interest) during the remaining life of the asset group. If such an evaluation indicates that the future undiscounted cash flows of certain long-lived asset groups are not sufficient to recover the carrying value of such asset groups, the assets are then adjusted to their fair values. The Company recorded an impairment of property and equipment in the third quarter of fiscal 2007 and a goodwill impairment in the fourth quarter of fiscal year 2007 as discussed more fully in Note 3. Computer equipment with a net book value of $544,898 was written down to fair market value of $48,120 based upon an offer received from an unrelated third party. The equipment will no longer be used in the Statpatch reporting process. A loss of $496,779 was reported in general and administrative expenses during the fourth quarter of fiscal year 2007 as a result of this impairment.

Disposal Costs—The Company has recorded accruals in connection with the closing of its walk in clinics. As of September 30, 2007, these accruals included estimates pertaining to the abandonment of leased facilities. Actual costs may differ from these estimates or the Company’s estimates may change. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” costs associated with restructuring activities are recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Given the complexity and timing of these activities, the accrual process involved assessments of contract cancellation charges and real estate market conditions for sub-lease rents. As of September 30, 2007, there are no further costs that require estimates and any future disposal costs will be recorded as incurred in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

Debt Issuance Costs—In connection with the May 2006 convertible debenture financing, the Company incurred debt issuance costs in the form of commissions and warrants which were paid to broker/dealers and their affiliates. The Company captures these costs and treats them as capital costs which are amortized over the life of the debentures using the effective interest method of amortization.

Income Taxes—The Company adopted the provisions of FASB issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” (“FIN48”), on July 1, 2007. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken in a tax return. The Company has not recognized a liability as a result of the implementation of FIN 48. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit as of the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of FIN 48. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company files income tax returns in the U.S. federal jurisdiction and in the state of Florida.

Deferred income taxes are recognized for the tax consequences of temporary differences between the financial reporting bases and the tax bases of the company’s assets and liabilities in accordance with SFAS No. 109, “Accounting for Income Taxes.” Valuation allowances are established when necessary to reduce deferred tax assets to the amount to be realized.

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

The convertible preferred stock and warrants outstanding during all periods were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive. The amount of Series A Convertible Preferred Stock, convertible debentures, and warrants excluded from the computation for the three months ended September 30, 2007 were 8,760,917, 16,513,200, and 35,055,690, respectively. The amount of Series A Convertible Preferred Stock, convertible debentures, and warrants excluded from the computation for the three months ended September 30, 2006 were 9,213,774; 16,513,200; and 35,055,690, respectively.

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

Series A Convertible Preferred Stock—On June 22, 2005, the board of directors designated 7,700,000 of preferred shares as Series “A” Convertible Preferred stock (“Series A Preferred Stock”). The holders of Series A Preferred Stock have the right to vote on an as-converted basis, with the common shareholders on all matters submitted to a vote. Each share of Series A Preferred Stock was originally convertible into common stock at a price of sixty cents ($.60) per share of common stock, subject to adjustment. In connection with the May 2006 convertible debenture financing (Note 5), the conversion price was reduced to thirty-five cents ($0.35) per share. In addition, the holders of Series A Preferred Stock are entitled to receive a dividend equal to ten percent (10%) of the stated value of the Series A Preferred Stock, payable semi-annually. In the event of liquidation, dissolution or winding up of the Company, either voluntarily or involuntary, Series A Preferred holders are entitled to receive an amount equal to the Stated Value of the Preferred stock ($1.00) plus any accrued but unpaid dividends. Series A Preferred shares rank senior to the Company’s common stock and any other securities the Company may issue.

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

In June 2007, the FASB ratified EITF Issue No. 07-03, “Accounting for Nonrefundable Advance Payments for Goods and Services Received for Use in Future Research and Development Activities.” EITF 07-03 requires companies to defer nonrefundable advance payments for goods and services and to expense that advance payment as the goods are delivered or services are rendered. If the company does not expect to have the goods delivered or services performed, the advance should be expensed. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of adopting EITF 07-03 on its financial statements.

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

The preliminary purchase price allocation is as follows:

Cash	$23,000
Accounts Receivable	179,000
Fixed Assets	66,000
Intangible Assets – Client List	180,000
Goodwill	469,168
Accounts Payable	(37,000)
Other Liabilities	(107,000)

Total Purchase Price	$773,168

The Company’s results include operations of PDS Imaging since August 1, 2006.

Goodwill of $469,168 related to the acquisition of the mobile imaging business. Goodwill acquired in the acquisition of the mobile imaging business was written off due to the loss of a major customer during the first quarter of fiscal year 2008, which resulted in the business generating negative cash flow. A loss of $469,168 was recorded in general and administrative expense in the fourth quarter of fiscal year ended June 30, 2007.

4. RELATED PARTY TRANSACTIONS

During the fourth quarter of fiscal year 2007, Michael Vosch, an officer and director of the Company, lent the Company $483,000. In July 2007, the loan was converted into 1,380,000 shares of the Company’s Common Stock and the Company recorded a gain on the extinguishment of the debt of $394,680. The loans are interest free loans and are to be repaid by either conversion into the Company’s Common Stock or repayment of the principal at the discretion of the company. During the three months ended September 30, 2007, Mr. Vosch lent the Company an additional $305,250.

During the three months ended September 30, 2007, the Company entered into an employment agreement with an officer, Michael Vosch. As part of this agreement, Telzuit purchased any and all previously unassigned intellectual property from the officer in exchange for 6,200,000 shares of Telzuit’s common stock valued at $365,800. As of September 30, 2007, Telzuit had issued 6,000,000 common shares per this agreement. Telzuit still owes the officer 200,000 additional shares of common stock. The contract has a term of two years and provides for a base salary of $160,000 per annum and a $500 per month automobile allowance.

5. MAY 2006 CONVERTIBLE DEBENTURE FINANCING

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

The Debentures mature on May 26, 2009 and are convertible into shares of common stock at the holder’s option at any time at an initial conversion price of $0.35 per share, subject to adjustment as further described below. Interest on the Debentures accrues at the rate of 10% per annum, payable upon conversion or semi-annually (November 1 and May 1 of each year, with the first scheduled payment date being November 1, 2006) or upon maturity, whichever occurs first, and will continue to accrue until the Debentures are fully converted and/or paid in full. Interest is payable, at the option of the Company, either (i) in cash, or (2) in shares of Common Stock at a 10% discount from the public trading price. The Company recorded interest expense of $182,185 in the accompanying consolidated financial statements for the three months ended September 30, 2006 and $205,807 for the three months ended September 30, 2007.

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

As a result of the beneficial conversion feature embedded in the convertible Debentures, the Company recognized a debt discount of $2,064,152. This amount represents the intrinsic value of the conversion feature, limited to the total cash proceeds allocated to the Debentures from the private placement. The Company also recorded a $3,715,468 discount on the Debentures based upon the fair values of the Class C and Class D warrants. During the three months ended September 30, 2007 and 2006, $24,156 and $1,346, respectively, of the discount was amortized and is included in interest expense in the accompanying consolidated financial statements. The remaining unamortized discount of $5,573,366 will be amortized over the remaining term of the Debentures.

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

In connection with the May 2006 Private Placement, the broker-dealers and others were paid aggregate cash commissions equal to $463,279 The broker-dealers also received (a) warrants entitling the broker-dealers to purchase, in the aggregate, 1,407,100 shares of the Company’s common stock at an exercise price of thirty five ($.35) cents per share for six years and (b) warrants entitling the broker-dealers to purchase 98,540 shares of the Company’s common stock at one cent ($0.01) per share for six years, and (c) 183,617 unrestricted freely trading shares of common stock. As additional compensation, the broker-dealers received (a) warrants entitling the broker-dealers to purchase, 1,055,786 shares of the Company’s common stock at an exercise price of forty five cents ($.45) per share for six years and (b) warrants entitling the broker-dealers to purchase 351,929 shares of the Company’s common stock at an exercise price of one dollar and twenty five cents ($1.25) for ten years. The value of the warrants, calculated utilizing the Black- Scholes option pricing model is $1,835,000. This amount, combined with the cash payments and the value of the shares issued to the broker dealer are treated as debt issuance costs totaling approximately $2,414,000. This amount will be amortized over the thirty-six month term of the Debentures.

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

6. OPTIONS AND WARRANTS OUTSTANDING

Stock Option Plan

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

Warrants granted to Employees

The Company records compensation expense measured at fair value for all stock-based award transactions under the provisions of SFAS 123R “Accounting for Stock Based Compensation” (SFAS No. 123R). When warrants or options are issued, the fair value of the warrants is determined on the date of grant using the Black-Scholes option pricing model, and the fair value is recognized over the service period. During the three months ended September 30, 2007 and 2006, the Company recognized $63,750 and $137,500 for warrants and options vesting during the period.

The fair value of each warrant is estimated on the date of grant using the Black-Scholes option-pricing model. This model incorporates certain assumptions for inputs including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected warrant life and expected volatility in the market value of the underlying common stock. We used the following assumptions for warrants which are being expensed during the current period: expected volatility – 380%, expected term – 10 years, risk-free interest rate – 4.95%—5.06%, and dividend yield of 0%. These volatility assumptions were based on the actual and historical trading history of the Company’s common stock. The term is based on the life of the warrants and the risk-free rate was the interest rate of treasury securities at the time of the valuations.

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

	Three months ended September 30, 2007		Three months ended September 30, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	3,300,000	$0.50	2,300,000	$0.50

Granted	—	$—	1,000,000	$0.50
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—

Outstanding at end of period	3,300,000	$0.50	3,300,000	$0.50

Exercisable at end of period	1,800,000	$0.50	1,050,000	$0.50

Outstanding
Weighted average remaining contractual term		8.2		9.2

Aggregate Intrinsic Value		$—		$—

Weight average grant date fair value		$0.34		$0.35

Exercisable
Weighted average remaining contractual term		7.7		8.0

A summary of the Company’s unvested options is presented below:

	Three months ended September 30, 2007		Three months ended September 30, 2006
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	1,750,000	$0.34	1,500,000	$0.35

Granted	—	—	1,000,000	$0.32
Vested	(250,000)	$0.32	(250,000)	$0.32
Exercised	—	—	—	—
Expired	—	—	—	—

Not vested at end of period	1,500,000	$0.34	2,250,000	$0.37

As of September 30, 2007, there was $447,000 of total unrecognized compensation cost related to non-vested warrants granted to the Company’s employees. The cost is expected to be recognized ratably over the next 2 years.

Reserved Shares

At September 30, 2007, 60,336,950 shares of common stock were reserved for issuance for the Company’s outstanding warrants and upon conversion of the outstanding Series A Convertible Preferred Stock and May 2006 Convertible debentures.

7. COMMITMENTS AND CONTINGENCIES

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

Vosch Loans

During the fourth quarter of fiscal year 2007, Michael Vosch, an officer and director of the Company, lent the Company $483,000. In July 2007, the loan was converted into 1,380,000 shares of the Company’s Common Stock. During the three months ended September 30, 2007, Mr. Vosch, an officer and director of the Company lent the Company an additional $305,250. The loans are interest free loans and are to be repaid by either conversion into the Company’s Common Stock or repayment of the principal at the discretion of the Company.

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

8. LEGAL PROCEEDINGS

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

The management of Telzuit Medical believe that Focused Strategies, Inc.’s claims are not substantiated by the facts, and are without merit, and intends to defend the Company’s positions vigorously. In the Answer and Counter-Claim, Telzuit Technologies, Inc. and Telzuit Technologies, LLC assert a number of defenses in response to the allegations made in the FSI Complaint, including fraud, breach of contract, and self-dealing. In addition, Telzuit Technologies, Inc. and Telzuit Technologies, LLC have filed counterclaims against the claimant, based on fraud and breach of implied contract. In connection with each of these claims, Telzuit Technologies, Inc. and Telzuit Technologies, LLC seek damages in excess of $15,000. The parties mediated their respective claims on March 3, 2006, and April 11, 2007, but were unsuccessful in reaching an agreement to resolve the lawsuit. On October 30, 2007 a judgement was entered against Telzuit Technologies, LLC and the members of Telzuit Technologies, LLC. To the Company’s knowledge there is no judgement against the Company.

Todd Lavelle and Michael Evertsen v. Telzuit Medical Technologies, Inc.

On December 22, 2006, Todd Lavelle and Michael Evertsen, the former shareholders of “PDS Imaging” filed a Complaint and Demand for Jury Trial in the United States District Court Middle District of Florida, Orlando Division, titled Todd Lavelle and Michael Evertsen v. Telzuit Medical Technologies, Inc. The Complaint alleged that the Company had breached its agreements with Todd Lavelle and Michael Evertsen. The Complaint sought damages of $100,000 in stock, the assumption of certain equipment leases and payment of legal fees. The Company had previously recorded the stock and lease assumptions on its financial statements. The Company filed a response and Motion to Dismiss on January 29, 2007. On March 28, 2007 the case was dismissed, without prejudice, by the United States District Court Middle District of Florida, Orlando Division. Lavelle and Evertsen filed a new complaint on May 15, 2007. The parties settled this action on October 18, 2007. The settlement requires the Company to pay the plaintiffs approximately $75,000 and receive title to one vehicle and two ultrasound machines. The plaintiffs will also take title to the other ultrasound equipment and vehicles, originally included in the transaction. The plaintiff’s will also receive 400,000 shares of Telzuit Common Stock. This has settled all claims and counter claims between the parties and will result in an adjustment to assets and liabilities in the second quarter of fiscal year 2008.

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

9. EQUITY TRANSACTIONS

During the three months ended September 30, 2007, the Company paid out 1,296,652 shares of its common stock valued at $139,455 to satisfy dividend payments accrued related to the Series A Convertible Preferred Stock.

During the three months ended September 30, 2007, the Company entered into an employment agreement with an officer, Michael Vosch. As part of this agreement, Telzuit purchased any and all previously unassigned intellectual property from the officer in exchange for 6,200,000 shares of Telzuit’s common stock. The stock has been valued at $359,600. As of September 30, 2007, Telzuit had issued 6,000,000 common shares per this agreement. Telzuit still owes the officer 200,000 additional shares of common stock.

10. CLOSURE OF WALK-IN CLINICS

On March 30, 2007, the Company closed its two walk-in clinics. The closing of its two walk-in clinics resulting in a loss from discontinued operations of $511,992 for the fiscal year ended June 30, 2007. As part of the closure the company had leases on the two properties that remain in effect.

•

One lease, Technological Plaza West, Ltd is for 2,485 square feet located at 3403 Technological Avenue; Suite 16; Orlando, FL 32817. The lease commenced on March 1, 2006 and expires on February 28, 2011. The remaining payments on this lease after March 31, 2007 are $165,300 plus taxes and escalation payments, which add approximately $24,000 to this amount. The Company assigned this lease to an unaffiliated third party as of July 1, 2007, which requires the Company to remain liable for all payments due under the lease that are not paid by the assignee. The Company had deposited $20,511 as a security deposit when it entered into this lease, which was assigned to the assignee of the lease in the proposed transaction.

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

In March 2007, the Company abandoned its two walk-in clinics and accrued $98,899 related to abandonment of these facilities. There have been no additional accruals. This amount was calculated as the present value of the remaining lease rentals, reduced by the estimated market value of sublease rentals. If the Company does not sublease these facilities, the actual loss will exceed this estimate. There are no other exit costs. The Company is accounting for the costs associated with these transactions in accordance with SFAS No. 146, “Accounting for Costs Associated with an Exit or Disposal Activity,” because the above arrangements are planned and controlled by management and materially changed the manner in which the Company’s business will be conducted. In accordance with SFAS No. 146, costs associated with disposal activities should be reported as a reduction of income from discontinued operations. The above transactions were communicated to the Company’s employees on March 9, 2007. As of March 31, 2007, all 6 employee positions associated with the walk-in clinics had been eliminated. There were no employee termination costs.

The Company anticipates that in future periods there will not be any additional disposal costs related to the closing of the walk-in clinics and no additional amounts have been accrued.

11. IMPAIRMENT OF PROPERTY AND EQUIPMENT

In light of the closing of the walk-in clinics discussed in Note 10, the Company determined that it is more likely than not that a majority of its fixed assets related to the walk-in clinics would be sold or disposed of prior to the end of their useful life. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Term Assets, the Company wrote down the value of its assets to their estimated fair values in March 2007. The Company estimates the fair value of the assets to not exceed the costs incurred to sell the assets. Therefore, the book value of the assets related to the clinics has been fully impaired, totaling $43,171.

Computer equipment with a net book value of $544,898 was written down to fair market value of $48,120 based upon an offer received from an unrelated third party. The equipment will no longer be used in the Statpatch reporting process. A loss of $496,779 was reported in general and administrative expenses as a result of this impairment. This occurred in the fourth quarter of fiscal year 2007.

12. GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses since our inception and have experienced and continue to experience negative cash flows from operations. In addition, we had a working capital deficiency of $665,874 as of September 30, 2007. The company does not have enough cash to continue operations at historical levels beyond November 30, 2007. Short term, we will have to rely on external sources for funding to support immediate operating requirements. Until such time as we can achieve positive cash flow on a monthly basis, the dependence on external capital will remain. Management believes that the Company will need to raise an additional $1.5 million to continue our business for at least the next twelve (12) months.

If we are successful in timely raising additional capital, our plan of operation for the twelve–month period following the date of this quarterly report on Form 10—QSB is to continue to develop and market the STATPATCH System and to operate our Mobile Imaging business.

The Company will need to raise additional capital in order to fund operations and research and development. As discussed above, we believe that our cash on hand will not be sufficient to cover these anticipated expenditures, and the Company will need to raise additional cash in the future as our current cash and working capital resources are depleted. The Company received a loan from a related party of $483,000 during fiscal 2007, which was subsequently converted into 1,380,000 shares of the Company’s Common Stock, and received an additional $305,250 in July through September 2007. We may seek to raise additional capital through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint–venture or strategic partners, debt financing or short–term loans, or a combination of the foregoing. We also may seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. We currently do not have any arrangements or commitments for, or readily available sources of, additional financing. We cannot give you any assurance that we will be able to secure the additional cash or working capital we will require to continue our operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis provides information which management of Telzuit Medical Technologies, Inc. (“Telzuit Medical” or the “Company”) believes to be relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read together with the Company’s consolidated financial statements and the notes to consolidated financial statements, which are included in this report. This information should also be read in conjunction with the information contained in our annual report on Form 10-KSB for the fiscal year ended June 30, 2007 including the audited financial statements and notes included therein. Because of the nature of our relatively new and growing Company, the reported results will not necessarily reflect future results of operations or financial condition.

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

Overview

Telzuit Medical is a Florida corporation incorporated on September 26, 2001. We are focused on developing and marketing ambulatory medical devices which monitor, measure, and record physiological signals generated by the body. Our initial product is our “StatPatch Wireless Holter Monitor” (the “STATPATCHTM” or the “STATPATCHTM Holter Monitor”), a 12-lead, wireless holter heart monitor which measures, records, and transmits physiological signals associated with a patient’s cardiovascular system. The STATPATCHTM system is FDA approved through a 510-K submission. In addition to the STATPATCHTM system, during the three months ended March 31, 2007, the Company provided services to patients through the Company’s operation of two medical clinics located in the Orlando, Florida area and the operation of a mobile imaging business that provides services in central and southern Florida. Telzuit Medical acquired this mobile imaging business on August 1, 2006. The walk-in medical clinics were closed on March 30, 2007

The Company has primarily derived its revenue from two primary sources: (i) its walk-in clinics; and (ii) its mobile imaging business. The walk-in clinics were closed on March 30, 2007. The Company also received revenues from its STATPATCH business during the quarter ended December 31, 2006, but did not receive any revenues from its STATPATCH business subsequent to this period. The Company recognizes revenues from these services when the services have been performed, net of anticipated discounts taken by third party payors, such as insurance carriers, Medicare and Medicaid. STATPATCH revenues will be recognized in the following two ways: (i) medical providers are provided with STATPATCH patches and receiving devices by the Company, without charge, and the Company bills third party payors upon issuing a holter monitor report; and (ii) the Company provides STATPATCH patches and receiving devices to third party distributors, without charge, who will provide the product to medical providers. When the Company receives information from the patch and sends a holter report to the medical provider, the distributor or medical provider will directly bill third party payors for this service. The Company will bill the distributor on a regular basis based on the number of reports the Company has issued during the period. The Company will only bill and recognize revenue from its STATPATCH business when a holter monitor report is generated and sent to a medical provider. Revenues will be recognized net of contractual adjustments as the reports are generated. The STATPATCH patches and receiving devices will remain the property of the Company. Also, as part of this sales program the medical provider may use a Telzuit Medical owned PDA to gather data.

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

Patients using the STATPATCHTM are able to move around freely while data is collected and sent in near-real time to our monitoring center. At the conclusion of the recording period, the patient returns the PDA to the physician. The patient’s information, having been sent via cell phone to our monitoring center, is then analyzed by the Philips’ algorithm. After the prescribing period, the physician is able to access the patient information via secure web portal and download raw data and a report. The physician then interprets all of the information available to him or her to make a diagnosis. The STATPATCHTM system is entirely diagnostic and is not intended to be a life-saving device. We commenced sales of our STATPATCHTM Holtor Monitor in October 2006, but have not had any sales of the STATPATCHTM system since November, 2006, as we continue to refine the product. We recommenced sales in October 2007.

Medical Clinics

During the fiscal year ended June 30, 2006, the Company opened two “walk-in” medical clinics in the Orlando, Florida area that provided primary medical care service to patients. Both clinics were fully-licensed and operational as of the date of this report. The clinics were staffed by nurse practitioners, supported by other medical personnel and supervised by our medical director, who is a licensed physician. The “walk-in” clinics were owned and operated by Immediate Quality Care Clinics, Inc., a Florida corporation and wholly-owned operating subsidiary of Telzuit Medical Technologies, Inc. We began to generate minimal revenues from this outpatient clinic business during the fiscal year ended June 30, 2006. The clinics were closed on March 30, 2007, because management concluded that the clinics were unlikely to achieve profits in a reasonable time frame. We are currently in discussions to sub-lease the space previously occupied by one of the clinics, but do not yet have any arrangements or commitments to sub-lease the space. The lease to the other clinic has been assigned to an unaffiliated third party.

Mobile Imaging Business

The Company also owns and operates six mobile imaging units that provide ultrasound imaging to clinics and medical practices that contract for our services. We acquired the mobile imaging units on August 1, 2006 by acquiring 100% of the issued and outstanding capital stock of Cedars Diagnostic Labs, Inc., a Florida corporation (“Cedars”) and Atlantic Ultrasound, Inc., a Delaware corporation (“Atlantic”), related entities under common control and operating under the fictitious name “PDS Imaging,” a Florida-based mobile ultrasound and cardiac imaging business. We paid $644,255 cash and agreed to issue 88,853 shares of common stock to acquire PDS Imaging. In addition, the Company entered into three-month consulting agreements, effective August 1, 2006 through October 31, 2006, with the principals of PDS Imaging. As consideration for the consulting services, the Company paid additional cash of $12,000 and agreed to issue an additional 277,000 shares of the Company’s common stock to the principals. The Company’s acquisition of PDS Imaging adds a Medicare-approved and private insurance credentialed Independent Diagnostic Testing Facility (“IDTF”) to our business. The IDTF enables the Company to receive reimbursement from third party payors for its STATPATCHTM System. PDS Imaging generated revenues of approximately $1.1 million in for the year ended June 30, 2006 and approximately $850,000 for the year ended June 30, 2007. In connection with the acquisition of the mobile imaging business, we acquired five new vehicles for a total price of $86,058 and leased new ultrasound equipment for sixty (60) months with a monthly payment of approximately $6,000.

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

Results of Operations

The following discussion and analysis sets forth managements view of the major factors that affected the Company’s results of operations and financial condition reflected in the unaudited consolidated financial statements for the three-month period ended September 30, 2007 and the three-month period ended September 30, 2007. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements contained herein and notes attached thereto. This information should also be read in conjunction with the information contained in our annual report on Form 10-KSB for the fiscal year ended June 30, 2007 including the audited financial statements and notes included therein.

COMPARISON OF HISTORICAL RESULTS: THREE MONTHS ENDED SEPTEMBER 30, 2007 AND THREE MONTHS ENDED SEPTEMBER 30, 2006

Revenues. Revenues for the three months ended September 30, 2007 were $134,293, as compared to $175,562 for the three months ended September 30, 2006. The decrease in revenues was primarily due to the loss of a large client during the period.

Cost of Revenues. Cost of revenues for the three months ended September 30, 2007 were $175,914, as compared to $163,245 for the three months ended September 30, 2006. The increase was due to the addition of new equipment in the PDS business. Cost of revenues for PDS Imaging included salaries of the personnel involved in providing services, costs of the medical equipment utilized in the business, automobile expenses, and the costs of medical professionals who provide interpretations of the ultrasound images. In the future, cost of revenues are expected to also encompass the direct operating expenses of the STATPATCHTM, including the cost of materials, costs for communications equipment and other equipment, if we successfully roll out this product.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consisted of payroll and related expenses for executive, accounting and administrative personnel, professional fees and other general corporate expenses. Selling, general and administrative expenses for the three months ended September 30, 2007 were $468,265 as compared to selling, general and administrative expenses of $931,366 for the three months ended September 30, 2006. A significant amount of the decrease was related to a reduction in marketing and investor relations expenses as well as material reductions in administrative expenses. The Company is continuing to focus on reducing SG&A expenses and will concentrate its spending on completing development of the STATPATCHTM system and introducing the product to the market.

Research and Development Expenses. Research and development expenditures for the three months ended September 30, 2007 were $65,541 as compared to research and development expenditures of $27,301 for the three months ended September 30, 2006. The increase was due to software enhancements to the STATPATCHTM System. The Company’s current efforts are focused on bringing the STATPATCHTM System to general market release. R&D going forward will be focused on expanding the wireless monitoring product line, as well as making enhancements to the STATPATCHTM System.

Interest Expense. Interest expense was $182,185 for the three months ended September 30, 2007 as compared to $205,807 for the three months ended September 30, 2006. Interest expense primarily reflects the interest expense associated with the 10% convertible debentures issued in May 2006 and amortization of the related debt discount utilizing the effective interest method. It is the Company’s current intention to satisfy its interest obligations utilizing common stock, where possible. In July 2007, the initial Vosch Loans of $483,000 were converted to common stock resulting in a gain of $394,680 on the extinguishment of debt.

Net Loss Attributable to Common Shares. The net loss attributable to common shares for the three months ended September 30, 2007 was $454,064, as compared to a net loss of $1,283,364 for the three months ended September 30, 2006. The decrease in net loss for the three months ended September 30, 2007 is primarily due to the reduction in operating expenses, losses from discontinued operations and the gain from extinguishment of debt. Reductions to operating expenses include significantly lower investor relations and public relations expenses, and other professional fees. The Company has undertaken controls that will result in continued reductions to professional fees, investor relations expense and public relations expenses.

Liquidity and Capital Resources

Our principal capital and liquidity needs historically have related to research and development for our ambulatory medical products, including the STATPATCHTM Holter Monitor. We have funded our operations to date primarily from private placement offerings of equity and debt and more recently shareholder loans. As of September 30, 2007, our principal source of liquidity consisted of $84,661 in cash and cash equivalents and cash from operations.

In May 2006, the Company issued 10% Senior Secured Convertible Debentures (the “Debenture Financing”) and received gross proceeds of $4,941,985. In addition to the cash received in the Debenture Financing, the Company has begun to generate revenues from: (i) the August 1, 2006 acquisition of PDS Imaging, a mobile imaging business; and (ii) initial sales of our STATPATCHTM Holter Monitor, which commenced in October, 2006, but ceased in November, as we continue to refine the product.

Net Cash used in operations was $395,867 for the three months ended September 30, 2007, as compared to $876,062 used in operations for the three months ended September 30, 2006. The Company has taken steps to control selling, general and administrative expenses.

Net cash used in investing activities was $0 for the three months ended September 30, 2007, as compared to $732,729 used in investing activities for the three months ended September 30, 2006. The cash used in quarter ended September 30, 2006 was primarily due to the PDS Imaging acquisition on August 1, 2006.

The Company does not have enough cash to continue operations at historical levels beyond November 30, 2007. Short term, we will have to rely on external sources for funding to support immediate operating requirements. Until such time as we can achieve positive cash flow on a monthly basis, the dependence on external capital will remain. Management believes that the Company will need to raise an additional $1.5 million to continue our business for at least the next twelve (12) months.

Our plan of operation for the twelve-month period following the date of this Quarterly Report on Form 10-QSB is to continue development and marketing activities with respect to our STATPATCHTM Wireless Holter Monitor and to continue to operate and our mobile imaging business. We expect sales of the STATPATCH System to increase.

The Company will need to raise additional capital in order to fund operations and research and development. We may seek to raise additional capital through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint—venture or strategic partners, debt financing or short—term loans, or a combination of the foregoing. We also may seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. We currently do not have any arrangements or commitments for, or readily available sources of, additional financing. We cannot give you any assurance that we will be able to secure the additional cash or working capital we will require to continue our operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently in discussions to raise such capital. We also may seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. We currently do not have any arrangements or binding commitments for, or readily available sources of, additional financing.

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

Contractual Obligations and Purchase Obligations

See Note 7 of our financial statements above for a description of our material contractual commitments. The Company does not currently have any material purchase obligations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 2, Significant Accounting Policies, contained in the explanatory notes to our unaudited financial statements for the quarter ended September 30, 2007 contained in this Quarterly Report on Form 10-QSB. On an on-going basis, we evaluate our estimates, including those related to deferred tax assets, valuation allowance, and fair value of equity instruments issued to consultants for services. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable. Management has also discussed our critical accounting policies and estimates with our audit committee, and the members of the audit committee have reviewed the disclosures set forth below.

Risk Factors

There have been no material changes from risk factors previously disclosed in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007. Readers should review and carefully consider the risk factors contained in the Form 10-KSB, as amended and filed with the U.S. Securities and Exchange Commission on October 3, 2007.

As of September 30, 2007, we had a material weakness in our internal control over financial reporting, as discussed under Item 3 below. As of that date, our management has determined that we have “material weaknesses” in our internal control over recording, processing, summarizing and reporting information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) within the time periods specified by the Securities and Exchange Commission’s (“SEC’s) rules and forms.

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

Disclosure Controls and Procedures

The Company’s management, with the participation of Warren Stowell, its Chief Executive Officer, and Jerry Balter, its Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this quarterly report on Form 10-QSB. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as of September 30, 2007 to properly record, process, summarize and report information required to be disclosed by the Company in the reports it files or submits under the Exchange Act within the time periods specified by the SEC’s rules and forms. However, our disclosure controls and procedures now include performing additional levels of review and enhanced controls and procedures.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The management of the Company believes that Focused Strategies, Inc.’s claims are not substantiated by the facts, and are without merit, and intends to defend the Company’s position vigorously. In the Answer and Counter-Claim, Telzuit Technologies, Inc. and Telzuit Technologies, LLC assert a number of defenses in response to the allegations made in the FSI Complaint, including fraud, breach of contract, and self-dealing. In addition, in the Answer and Counter-Claim, Telzuit Technologies, Inc. and Telzuit Technologies, LLC have filed counter-claims against the claimant based on fraud and breach of contract and cross-claims against MKCS, Inc. based on fraud and breach of implied contract. In connection with each of these claims, Telzuit Technologies, Inc. and Telzuit Technologies, LLC seek damages in excess of $15,000. The parties mediated their respective claims on March 3, 2006, but were unsuccessful in reaching an agreement to resolve the lawsuit. The parties also mediated their respective claims on April 11, 2007, but were unsuccessful in reaching an agreement to resolve the lawsuit. On October 30, 2007 a judgment was entered against Telzuit Technologies, LLC and the members of Telzuit Technologies, LLC. To the Company’s knowledge there is no judgment against the Company.

Todd Lavelle and Michael Evertsen v. Telzuit Medical Technologies, Inc.

On December 22, 2006, Todd Lavelle and Michael Evertsen, the former shareholders of “PDS Imaging” filed a Complaint and Demand for Jury Trial in the United States District Court Middle District of Florida, Orlando Division, titled Todd Lavelle and Michael Evertsen v. Telzuit Medical Technologies, Inc. The Complaint alleged that the Company had breached its agreements with Todd Lavelle and Michael Evertsen. The Complaint sought damages of $100,000 in stock, the assumption of certain equipment leases and payment of legal fees. The Company had previously recorded the stock and lease assumptions on its financial statements. The Company filed a response and Motion to Dismiss on January 29, 2007. On March 28, 2007 the case was dismissed, without prejudice, by the United States District Court Middle District of Florida, Orlando Division. Lavelle and Evertsen filed a new complaint on May 15, 2007. The parties settled this action on October 18, 2007. The settlement requires the Company to pay the plaintiffs approximately $75,000 and receive title to one vehicle and two ultrasound machines. The plaintiffs will also take title to the other ultrasound equipment and vehicles, originally included in the transaction. The plaintiff’s will also receive 400,000 shares of Telzuit Common Stock. This has settled all claims and counter claims between the parties and will result in an adjustment to assets and liabilities in the second quarter of fiscal year 2008.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None.

Item 6.	Exhibits

No.	Exhibit
** 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 19, 2007

** 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 19, 2007

** 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 19, 2007

** 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 149 2007.

**	Filed electronically herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Telzuit Medical Technologies, Inc.
(Registrant)

By:	/s/ Warren D. Stowell
Warren D. Stowell
Chief Executive Officer
(Principal Executive Officer)
November 19, 2007

By:	/s/ Jerry Balter
Jerry Balter
Chief Financial Officer
(Principal Financial and Accounting Officer)
November 19, 2007